Form 10-Q
period 1994-12-31
ELCOR CORP
filed 1995-02-14
CIK 32017

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549


                               _______________


                                   FORM 1O-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                               _______________

For Quarter Ended December 31, 1994             Commission File  number  1-5341

                               ELCOR CORPORATION
            ______________________________________________________
            (Exact name of Registrant as specified in its charter)


         DELAWARE                                               75-1217920
_______________________________                             ___________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


       14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                    7524-8871
____________________________________________                    __________
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (214) 851-0500


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

         As of close of business on February 1, 1995, Registrant had outstanding 8,743,066 shares of Common Stock, Par Value $1 per Share.

ITEM 1. Condensed Financial Statements (See Notes to Condensed Financial Statements)


                               ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (Unaudited, $ in thousands)

ASSETS                                               12-31-94          6-30-94
- - - - ------                                               --------          -------
CURRENT ASSETS
Cash and cash equivalents                            $  1,865        $   5,919
Trade receivables, less allowance of $725 and $610     23,162           33,537
Inventories -
  Finished goods                                       10,255           12,761
  Work-in-process                                         809              807
  Raw materials                                         3,675            3,325
                                                     --------        ---------
      Total inventories                                14,739           16,893
                                                     --------        ---------

Deferred income taxes                                   2,357            2,596
Prepaid expenses and other                              1,851            1,603
Net assets of discontinued operations - current            --              629
                                                     --------        ---------
      Total current assets                             43,974           61,177
                                                     --------        ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                 97,989           81,327
 Less - Accumulated Depreciation                      (52,444)         (50,550)
                                                     --------        ---------
       Property, plant and equipment, net              45,545           30,777
                                                     --------        ---------
INVESTMENTS                                             4,435            5,378
                                                     --------        ---------
NET ASSETS OF DISCONTINUED OPERATIONS - NONCURRENT      7,225            7,230
                                                     --------        ---------
OTHER ASSETS                                            5,295            3,671
                                                     --------        ---------
                                                     $106,474        $ 108,233
                                                     ========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $  5,408        $   9,291
Accrued liabilities                                     9,125           12,378
                                                     --------        ---------
      Total current liabilities                        14,533           21,669
                                                     --------        ---------
LONG-TERM DEBT                                          2,500               --
                                                     --------        ---------
DEFERRED INCOME TAXES                                   1,388            1,335
                                                     --------        ---------

SHAREHOLDERS' EQUITY -
  Common stock                                          8,802            8,786
  Paid-in-capital                                      71,770           71,685
  Unrealized loss on investments                        ( 941)              --
  Retained earnings                                     9,082            4,758
                                                     --------        ---------
                                                       88,713           85,229
  Less: Treasury stock at cost, 44,000 shares            (660)              --
                                                     --------        ---------
          Total shareholders' equity                   88,053           85,229
                                                     --------        ---------
                                                     $106,474        $ 108,233
                                                     ========        =========

Condensed Financial Statements  (See  Notes  to  Condensed  Financial
Statements)

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                            except per share  data)

                                                                Three Months Ended           Six Months Ended
                                                                ------------------           ----------------
                                                              12-31-94      12-31-93     12-31-94        12-31-93
                                                              --------      --------     --------        --------
SALES                                                         $ 35,973       $ 36,968     $ 74,450         $79,814
                                                              --------       --------     --------         -------
COST AND EXPENSES:
 Cost of sales                                                  26,960         26,051       54,529          56,276
 Selling, general and administrative                             7,116          6,526       13,045          12,212
                                                              --------       --------     --------         -------
INCOME FROM OPERATIONS                                           1,897          4,391        6,876          11,326
                                                              --------       --------     --------         -------

OTHER INCOME
 Interest and dividend income, net                                  51            109          154             213
                                                              --------       --------     --------         -------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES                                                           1,948          4,500        7,030          11,539
     Provision for income taxes                                    781          1,667        2,707           4,340
                                                              --------       --------     --------         -------

INCOME FROM CONTINUING OPERATIONS                                1,167          2,833        4,323           7,199
                                                              --------       --------     --------         -------

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                       --           (495)          --            (789)
                                                              --------       --------     --------         -------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       1,167          2,338        4,323           6,410

 Cumulative effect of change in accounting principle                --             --           --             668
                                                              --------       --------     --------         -------

NET INCOME                                                    $  1,167       $  2,338     $  4,323         $ 7,078
                                                              ========       ========     ========         =======
INCOME PER COMMON AND COMMON EQUIVALENT SHARE
 From continuing operations                                   $    .13       $    .32     $    .49         $   .81
 From discontinued operations                                       --           (.06)          --            (.09)
                                                              --------       --------     --------         -------

 Before change in accounting principle                             .13            .26          .49             .72
 Cumulative effect of change in accounting principle                --             --           --             .07
                                                              --------       --------     --------         -------

INCOME PER COMMON AND COMMON EQUIVALENT SHARE                 $    .13       $    .26     $    .49         $   .79
                                                              ========       ========     ========         =======
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING                                                     8,849          8,899        8,887           8,916
                                                              ========       ========     ========         =======


Condensed Financial Statements
(See Notes to Condensed Financial Statements)

                               ELCOR CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, $ in thousands)

                                                                    Six Months Ended
                                                                    ----------------
                                                                  12-31-94     12-31-93
                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES

 Income from continuing operations                                  $ 4,323     $   7,199
 Adjustments to reconcile income from continuing
  operations to net cash from operating activities:

   Depreciation and amortization                                      1,922         2,074
   Deferred income taxes                                                291            37
   Changes in assets and liabilities:
    Trade receivables                                                10,376         4,500
    Inventories                                                       2,154        (1,037)
    Prepaid expenses and other                                          (84)            1
    Accounts payable and accrued liabilities                         (7,135)         (498)
                                                                    -------     ---------
 Net cash provided by continuing operations                          11,847        12,276
                                                                    -------     ---------
 Net cash provided by discontinued
  operations                                                            464           (19)
                                                                    -------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

 Additions to property, plant & equipment                           (16,689)       (6,049)
 Deferred preoperating costs                                         (1,980)           --
 Other                                                                  362          (572)
                                                                    -------     ---------
 Net cash provided by (used for) investing
 activities                                                         (18,307)       (6,621)
                                                                    -------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Long-term borrowings                                                 2,500            --
 Treasury stock transactions and other, net                            (558)          150
                                                                    -------     ---------

 Net cash provided by financing
 activities                                                           1,942           150
                                                                    -------     ---------
NET INCREASE (DECREASE) IN CASH                                      (4,054)        5,786
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        5,919        18,516
                                                                    -------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,865     $  24,302
                                                                    =======     =========

Notes to Condensed Financial Statements

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three- month and six-month periods ended December 31, 1994, and 1993, but are, however, subject to year-end audit by the Company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter should not necessarily be considered as indicative of results for a full fiscal year.

2. Net income per common and common equivalent share is computed based on the average number of common and common equivalent shares outstanding. Common equivalent shares include outstanding stock options. There is no material difference between primary and fully diluted earnings per share.

3. In March 1994 the Company discontinued its solid waste baler manufacturing business. Prior year financial information has been restated for this discontinued operation.

4. The Company's investments are in convertible preferred stock of Amdura Corporation and are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equities Securities. Management believes investments are stated at fair value with the unrealized loss reported as a separate component of shareholders' equity.

5. Effective October 31, 1994, the Company increased its unsecured revolving credit facility from $30 million to $50 million and the term was extended by one year to October 31, 1997 at more favorable borrowing rates and commitment fees.

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED DECEMBER 31,1994, COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31,1993.

During the three-month period ended December 31, 1994, net income decreased to $1,167,000 from $2,338,000 for the same three-month period last year. Sales decreased 3% compared to the same prior year period. Net income in the prior year quarter included a $495,000 net loss from discontinued operations. The decrease in sales was primarily attributable to lower sales prices of certain products in the Roofing Products Group. Reduced income primarily reflects lower sales prices, together with lower operating margins resulting from reduced utilization of manufacturing facilities during the period and increased promotional costs relating to introducing new products.

Roofing Products

Sales in the Roofing Products Group for the three-month period ended December 31, 1994 decreased 5% compared to the same period in the prior year, despite an increase in shipments of premium laminated fiberglass asphalt shingles. Shipments of Elk Prestique(R) shingles increased over comparable levels in all regions of the United States except for the Western United States where demand in California was sharply lower. Lower net selling prices were received on most products as price adjustments were made to narrow the premium the Company's products receive over competitors' prices for similar types of products.

In order to reduce inventory levels, production was reduced at current plant facilities, which resulted in lower operating profit. In addition, the Company introduced enhanced versions of its patented High Definition(R) Prestique Plus(R) and Prestique(R) I product lines and Raised Profile(TM) Prestique(R) II premium laminated fiberglass asphalt shingles. Increased promotional costs relating to the introduction of these new products increased selling, general and administrative costs and reduced operating profit for the three-month period ended December 31, 1994 compared to the same period in the prior year.

Continued lower prices, together with startup costs of a new roofing plant in Shafter, California, which is scheduled to begin production in the March 1995 quarter, could result in earnings being lower than prior year comparison periods for the remainder of fiscal 1995 and the early reporting periods of fiscal 1996.

The Company's roofing products business is cyclical and is affected by some of the same economic factors that affect the housing industry generally, including interest rates, the availability of financing and general economic conditions. However, reroofing and remodeling, which constitute about 80% of industry unit sales, are generally less severely affected by economic downturns than product demand for new residential construction.

Industrial Products

Sales in the Industrial Products Group for the three-month period ended December 31, 1994 increased 8% and the Group reported an operating profit in the current year period compared to an operating loss in the same prior year period. Increased sales volume for several of Chromium Corporation's product lines, primarily coatings of plastic enclosures for electronic equipment, together with reduced operating costs throughout Chromium accounted for the majority of the improvement in operating results.

Ortloff Engineers Ltd. recorded lower patent licensing income and operating results during the current quarter as compared to the same quarter in the prior year. The Industrial Products Group is expected to continue to post improved operating results in fiscal 1995 reporting periods as compared to comparable prior year periods.

Other

Selling, general and administrative expenses increased 9% in the December 1994 quarter as compared to the prior year quarter, primarily as a result of increased sales and marketing expenses in the Roofing Products Group, including significantly increased promotional costs for introducing new products. Interest income was generated from the investment of available cash resources and dividend income was from the investment in preferred stock of Amdura Corporation resulting from the March 1994 sale of the Company's solid waste baler manufacturing business.




CHANGES IN THE SIX-MONTH PERIOD ENDED DECEMBER 31,1994, AS COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31,1993.

During the six-month period ended December 31, 1994, net income decreased to $4,323,000 from $7,078,000 in the same period last year. Sales decreased 7% compared to the comparable prior year period. Net income last year included a $668,000 cumulative effect of adopting Statement of Accounting Standards No. 109, Accounting for Income Taxes, and a $789,000 net loss from discontinued operations. The decrease in sales was primarily attributable to reduced shipments in the earlier months of the current fiscal year and lower prices received for certain products in the Rooming Products Group during the six-month period ended December 31, 1994. The reduced income is primarily attributable to the lower operating results in the Roofing Products Group.

Roofing Products

Sales in the Roofing Products Group for the first half of fiscal 1995 decreased 8% compared to last year's first half and operating profit was substantially lower. Price increases implemented in the June 1994 quarter were not met by the competition and these higher prices for the Group's Prestique(R) products limited sales volume in the early months of the current fiscal year. In addition, lower prices from price adjustments for some of its products also resulted in lower net sales.

During the first quarter of fiscal 1995, the Company introduced enhanced versions of its patented High Definition(R) Plus and Prestique(R) I product lines and Raised Profile(TM) Prestique(R) II premium laminated fiberglass asphalt shingles. The higher cost of introducing these new products, together with pricing adjustments, higher transportation costs and lower production from current plants to reduce inventory levels, significantly reduced operating results during the first half of fiscal 1995 as compared to the prior year.

Industrial Products

Sales in the Industrial Products Group for the first six months of fiscal 1995 increased 5% and the Group reported an operating profit compared to an operating loss in same prior year period. Increased sales volume for several of Chromium Corporation's product lines, including hard chrome plated diesel engine cylinder liner and remanufactured pistons for the railroad, marine and stationary power industries, and coatings of plastic enclosures for electronic equipment, together with reduced operating costs at that subsidiary accounted for the majority of the improvement in operating results. Ortloff Engineers reported lower operating results for the six-month period ended December 31, 1994 as compared to the same period in the prior year.

FINANCIAL CONDITION

Cash and cash equivalents decreased $4,054,000 during the first six months of fiscal 1995. Excluding the decrease in cash and cash equivalents, working capital requirements decreased $6,013,000 primarily as a result of a $10,376,000 reduction in receivables and a $2,154,000 reduction in inventories, offset by a $7,135,000 reduction in trade payable and accrued liabilities. The decrease in receivables is primarily due to the seasonal reduction in sales and the collection of deferred receivables from promotional programs to certain customers. Inventories decreased primarily due to increased shipments of the new, enhanced Prestique(R) shingles during the latter months of the current period and a lower level of production at the roofing plants. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

Capital expenditures during the first half of fiscal 1995 were $16,689,000, primarily as a result of construction of a new plant in Shafter, California to manufacture premium laminated fiberglass asphalt shingles. Production of laminated asphalt shingles at the new plant is expected to commence in the March 1995 quarter. Consolidated capital expenditures are anticipated to be about $40 million in fiscal 1995. The majority of these expenditures relate to the completion of the roofing plant in Shafter, California and beginning construction of a new plant at the Company's Ennis, Texas facility to manufacture fiberglass substrate materials and industrial facer products for the construction industry. This new plant is scheduled to be operational by the spring of 1996. Total combined cost of the two new plants when completed is estimated to be about $65 million. Total cumulative combined expenditures have been approximately $30 million on the two new plants to date. The new plants should provide the potential to significantly increase the Company's sales, earnings and cash flow when completed and operating at near capacity in the years ahead.

On September 27, 1994, the Company's Board of Directors authorized the purchase of up to $10 million of the Company's common shares from time to time on the open market to be used for general corporate purposes, including employee stock compensation and benefit plans. As of December 31, 1994, 44,000 shares with cumulative cost of $660,000 had been repurchased under this program.

Management believes that current cash and cash equivalents, cash flows from operations and its $50 million revolving credit facility should be sufficient during fiscal 1995 and beyond to support the construction of the two new plants, other capital expenditures, working capital needs, stock repurchases and other cash requirements.

The Company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company is not aware of any requirements in the near future to expend amounts which will have a material adverse affect on the Company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the Companys industrial products operations utilize hazardous materials in their production processes. As a result, the Company incurs costs for remediation activities at its facilities from time to time. The Company establishes and maintains reserves for such remediation activities, when appropriate, in accordance with Statement of Accounting Standard No. 5, Accounting for Contingencies. Current reserves established for known or probable remediation activities are not material to the Company's financial position or results of operation.

                          PART II. OTHER INFORMATION

ITEM 1:  Legal Proceedings

On February 8, 1994, Elk Corporation of Dallas ("Elk") was granted a design patent covering the ornamental aspects of its Prestique(R) shingles. On December 6, 1994, Elk was granted a utility patent on the functional aspects of the Prestique(R) shingles.

Elk has sued GAF Building Materials Corporation and related GAF entities (collectively "GAF") in federal court in Dallas, Texas, for infringement of both its design patent and its utility patent. Elk claims that the GAF Timberline Natural Shadow and Timberline Ultra Natural Shadow shingles infringe all claims of both the design patent and the utility patent. In the design patent case, Elk seeks to recover as damages the total profit that GAF has made from sale of the infringing shingles. In the utility patent case, Elk seeks to recover as damages its lost profit or, in the alternative, a reasonable royalty. In both cases, Elk seeks a permanent injunction prohibiting GAF from making or selling its infringing shingles.

GAF has asserted claims against Elk, originally in the two actions that GAF filed in federal court in New Jersey and more recently in counterclaims to Elk's Dallas, Texas, actions. GAF seeks a declaratory judgment that the Elk patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for unfair competition, violation of the Lanham Act, and fraud, generally alleging damages of not less than $25 million. Elk disputes GAF's claims, and management intends vigorously to defend them.

The New Jersey judge has transferred GAF's New Jersey actions to the federal court in Dallas, Texas. GAF challenged the transfer by Petition for Writ of Mandamus filed with the Court of Appeals for the Federal Circuit. The Federal Circuit denied GAF's Petition for Writ of Mandamus on January 13, 1995. GAF has also directly appealed the transfer order, and Elk has moved to dismiss that appeal on the ground that the transfer order is nonappealable.

The parties are engaged in discovery. None of these cases is now set for trial. Elk's management intends vigorously to enforce its intellectual property rights.


ITEM 4: Submission of Matters to a Vote of Security Holders

                                                                  NUMBER OF VOTES
                                                                  ---------------
                                                                           AUTHORITY
                                                                FOR        WITHHELD
                                                                ---        ---------
         (a)     Annual Meeting on October 25, 1994

         (b)     Directors Elected:  Robert M. Leibrock     8,048,737        60,676
                                     W.F. Ortloff           8,042,985        66,428

         Other Directors Whose Term Continued After the Meeting:

                               Roy E. Campbell
                               James E. Hall
                               F.H. Callaway
                               Phil Simpson

         (c) Other matters voted upon at the meeting and the number of affirmative votes, negative votes, and abstentions.

                                                                 NUMBER OF VOTES
                                                                 ---------------
                                                  AFFIRMATIVE         NEGATIVE         ABSTENTIONS
                                                  -----------         --------         -----------
Ratification of Arthur Andersen LLP               8,046,909              26,371             36,133
as independent auditors of the Company
for the fiscal year ending June 30, 1995.

ITEM 6: Exhibits and Reports of Form 8-K

         (a)     Exhibits:

                 Exhibit (11):   Computation of Income Per Common and Common
                                 Equivalent Share

                 Exhibit (20):   Quarterly Report to Shareholders for the
                                 period ended December 31, 1994.

         (b) No reports on Form 8-K was filed on during the quarter ended December 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ELCOR CORPORATION



DATE: February 13,1995               /s/ RICHARD J. ROSEBERY
                                     --------------------------------
                                     Richard J. Rosebery
                                     Executive Vice President,
                                     Chief Administrative & Financial
                                     Officer, and Treasurer


EXHIBIT
NUMBER                       DESCRIPTION
- - - - -------                      -----------
Exhibit (11):            Computation of Income Per Common and Common Equivalent Share

Exhibit (20):            Quarterly Report to Shareholders for the period ended December 31, 1994.

Exhibit (27):            Financial Data Schedule