Form 10-Q
period 1995-03-31
ELCOR CORP
filed 1995-05-10
CIK 32017

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                               ---------------

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                               ---------------


For Quarter Ended March 31, 1995                   Commission File number 1-5341

                              ELCOR CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                            75-1217920
- -------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)



14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                  75240-8871
- --------------------------------------------                  ----------
(Address of principal executive offices)                      (Zip Code)




Registrant's telephone number, including area code          (214) 851-0500

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---.      ---.

         As of close of business on May 1, 1995, Registrant had outstanding 8,715,749 of Common Stock, Par Value $1 per Share.

ITEM 1. Condensed Financial Statements (See Notes to Condensed Financial Statements)

                               ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (Unaudited, $ in thousands)


                                                                              3-31-95           6-30-94
                                                                              -------           -------
ASSETS
- ------
CURRENT ASSETS
Cash and cash equivalents                                                   $      2,294      $    5,919
Trade receivables, less allowance of $762 and $610                                30,113          33,537
Inventories -
       Finished goods                                                              7,862          12,761
       Work-in-process                                                               749             807
       Raw materials                                                               5,002           3,325
                                                                            ------------      ----------
              Total inventories                                                   13,613          16,893
                                                                            ------------      ----------

Deferred income taxes                                                              2,219           2,596
Prepaid expenses and other                                                         1,655           1,603
Net assets of discontinued operations - current                                      --              629
                                                                            ------------      ----------
              Total current assets                                                49,894          61,177
                                                                            ------------      ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                           109,504          81,327
       Less - accumulated depreciation                                           (53,217)        (50,550)
                                                                            ------------      ----------
              Property, plant and equipment, net                                  56,287          30,777
                                                                            ------------      ----------

INVESTMENTS                                                                        5,378           5,378
                                                                            ------------      ----------
NET ASSETS OF DISCONTINUED OPERATIONS - NONCURRENT                                 7,225           7,230
                                                                            ------------      ----------
OTHER ASSETS                                                                       7,503           3,671
                                                                            ------------      ----------
                                                                            $    126,287      $  108,233
                                                                            ============      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
Accounts payable                                                            $      7,310      $    9,291
Accrued liabilities                                                                9,746          12,378
                                                                            ------------      ----------
       Total current liabilities                                                  17,056          21,669
                                                                            ------------      ----------
LONG-TERM DEBT                                                                    17,800             --
                                                                            ------------      ----------
DEFERRED INCOME TAXES                                                              1,414           1,335
                                                                            ------------      ----------

SHAREHOLDERS' EQUITY -
       Common stock                                                                8,802           8,786
       Paid-in-capital                                                            71,760          71,685
       Retained earnings                                                          10,696           4,758
                                                                            ------------      ----------
                                                                                  91,258          85,229
       Less: Treasury stock at cost, 84,374 shares                                (1,241)             --
                                                                            ------------      ----------
              Total shareholders' equity                                          90,017          85,229
                                                                            ------------      ----------
                                                                            $    126,287      $  108,233
                                                                            ============      ==========

Condensed Financial Statements (See Notes to Condensed Financial Statements)


                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited, $ in thousands
                            except per share data)

                                                                        Three Months Ended     Nine Months Ended
                                                                        ------------------     -----------------
                                                                       3-31-95      3-31-94   3-31-95     3-31-94
                                                                       -------      -------   -------     -------
SALES
                                                                       $ 37,816    $ 37,961   $112,266    $117,775
                                                                       --------    --------   --------    --------
COST AND EXPENSES:
       Cost of sales                                                     27,736      26,657     82,265      82,933
       Selling, general and administrative                                7,388       5,874     20,433      18,086
                                                                       --------    --------   --------    --------
INCOME FROM OPERATIONS                                                    2,692       5,430      9,568      16,756
                                                                       --------    --------   --------    --------

OTHER INCOME
       Interest and dividend income (expense), net                          (39)         98        115         311
                                                                       --------    --------   --------    --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES                                                                    2,653       5,528      9,683      17,067
       Provision for income taxes                                         1,039       2,074      3,746       6,414
                                                                       --------    --------   --------    --------
INCOME FROM CONTINUING OPERATIONS                                         1,614       3,454      5,937      10,653
                                                                       --------    --------   --------    --------

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                                --        (705)        --      (1,494)
                                                                       --------    --------   --------    --------
INCOME BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                  1,614       2,749      5,937       9,159

       Cumulative effect of change in accounting principle                   --          --         --         668
                                                                       --------    --------   --------    --------

NET INCOME                                                             $  1,614    $  2,749   $  5,937    $  9,827
                                                                       ========    ========   ========    ========

INCOME PER COMMON AND COMMON EQUIVALENT SHARE
       From continuing operations                                      $    .18    $    .39   $    .67    $   1.20

       From discontinued operations                                          --        (.08)        --        (.17)
                                                                       --------    --------   --------    --------

       Before change in accounting principle                                .18         .31        .67        1.03
       Cumulative effect of change in accounting principle                   --          --         --         .07
                                                                       --------    --------   --------    --------
INCOME PER COMMON AND COMMON EQUIVALENT SHARE                          $    .18    $    .31   $    .67    $   1.10
                                                                       ========    ========   ========    ========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING                                                              8,782       8,920      8,852       8,917
                                                                       ========    ========   ========    ========

Condensed Financial Statements (See Notes to Condensed Financial Statements)

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, $ in thousands)

                                                                         Nine Months Ended
                                                                         -----------------
                                                                         3-31-95    3-31-94
                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Income from continuing operations                                    $  5,937    $  10,653
  Adjustments to reconcile income from continuing
   operations to net cash from operating activities:

    Depreciation and amortization                                         2,858        3,120
    Write-off of assets                                                      --          478
    Deferred income taxes                                                   456           37
    Changes in assets and liabilities:
      Trade receivables                                                   3,424       (2,159)
      Inventories                                                         3,280       (3,631)
      Prepaid expenses and other                                            (52)          68
      Accounts payable and accrued liabilities                           (4,613)         569
                                                                       --------    ---------

  Net cash provided by continuing operations                             11,290        9,135
                                                                       --------    ---------
  Net cash provided by discontinued
  operations                                                                635         (147)
                                                                       --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant & equipment                              (28,366)     (10,482)
  Deferred preoperating costs                                            (4,230)        (795)
  Other                                                                     395         (300)
                                                                       --------    ---------

  Net cash provided by (used for) investing
  activities                                                            (32,201)     (11,577)
                                                                       --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                                          --
  Long-term borrowings                                                   17,800
  Treasury stock transactions and other, net                             (1,149)         323
                                                                       --------    ---------

  Net cash provided by financing
  activities                                                             16,651          323
                                                                       --------    ---------

NET INCREASE (DECREASE) IN CASH                                          (3,625)      (2,266)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            5,919       18,516
                                                                       --------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  2,294    $  16,250
                                                                       ========    =========

Notes to Condensed Financial Statements

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended March 31, 1995, and 1994, but are, however, subject to year-end audit by the Company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter should not necessarily be considered as indicative of results for a full fiscal year.

2. Net income per common and common equivalent share is computed based on the average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options. There is no material difference between primary and fully diluted earnings per share.

3. The Company's investments are in convertible preferred stock of Amdura Corporation and are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equities Securities. On April 24, 1995, these securities were sold following a tender offer by another company for Amdura Corporation's common stock. There was no gain or loss to the Company on the sale of these securities.

4. Effective October 31, 1994, the Company increased its unsecured revolving credit facility from $30 million to $50 million and the term was extended by one year to October 31, 1997. Borrowings under the facility currently bear interest at (1) the higher of the federal funds rate plus .5% or the lender's prime rate, or (2) at the Company's option, LIBOR, in each case plus specified basis points based on the ratio of the Company's total indebtedness to total capital. The credit facility provides for a commitment fee on the average unused portion of the line and is also based on the ratio of the Company's total indebtedness to total capital. Based on current financial ratios, the LIBOR borrowing rate is LIBOR plus .625% and the commitment fee rate is .25%.

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 1995, COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1994.

During the three-month period ended March 31, 1995, net income decreased to $1,614,000 from $2,749,000 for the same three-month period last year. Sales were virtually unchanged compared to the same prior year period. Net income in the prior year quarter included a $705,000 net loss from discontinued operations. Reduced income primarily reflects lower operating margins resulting from reduced sales prices, higher transportation and distributions costs and increased selling costs by the Roofing Products Group and certain adjustments to increase medical and casualty self-insurance reserves.

Roofing Products

Sales in the Roofing Products Group for the three-month period ended March 31, 1995 decreased 4% compared to the same period in the prior year, despite a 6% increase in shipments of premium laminated fiberglass asphalt shingles. Lower average net selling prices were received on most products in the current year period and continued lower comparative net selling prices are expected for the remainder of fiscal 1995. However, a small price increase was implemented on March 1, 1995 and another price increase has been scheduled for June 1, 1995. Strong market demand is currently in evidence in most market regions. Improved demand in the Western United States, especially California, is expected as a result of heavy rainfall in the region in recent months. Higher raw materials costs, particularly asphalt and fiberglass, are projected for the remainder of fiscal 1995, but these increased costs are expected to be offset by the increased sales prices.

Continued lower comparative period prices, together with initial operating losses of a new roofing plant in Shafter, California, which is currently in production startup, could result in earnings in the fourth quarter of fiscal 1995 being lower than the prior year comparison period.

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

Industrial Products

Sales in the Industrial Products Group for the three-month period ended March 31, 1995 increased 21% and the Group reported an operating profit in the current year period compared to an operating loss in the same prior year period. Increased sales volume for several of Chromium Corporation's product lines, including a substantial increase in revenues from conductive coatings of plastic enclosures for electronic equipment, together with reduced operating costs throughout Chromium accounted for the majority of the improvement in operating results.

Ortloff Engineers Ltd. recorded lower patent licensing income and operating results during the current quarter as compared to the same quarter in the prior year. The Industrial Products Group is expected to continue to post improved operating results for the remainder of fiscal 1995.

Other

Selling, general and administrative expenses increased 26% in the March 1995 quarter as compared to the prior year quarter, primarily as a result of increased selling and marketing expenses in the Roofing Products Group and increased medical and casualty self-insurance reserves in the March 1995 quarter. The increased selling and marketing expenses are the result of increasing promotional activities and establishing a larger sales organization to better serve growing markets.

CHANGES IN THE NINE-MONTH PERIOD ENDED MARCH 31, 1995, AS COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1994.

During the nine-month period ended March 31, 1995, net income decreased to $5,937,000 from $9,827,000 in the same period last year. Sales decreased 5% compared to the comparable prior year period. Net income last year included a $668,000 cumulative effect of adopting Statement of Accounting Standards No. 109, Accounting for Income Taxes, and a $1,494,000 net loss from discontinued operations. The decrease in sales was primarily attributable to reduced shipments in the earlier months of the current fiscal year and lower prices received for certain products in the Roofing Products Group during the nine-month period ended March 31, 1995. The reduced income is primarily attributable to the lower operating results in the Roofing Products Group.

Roofing Products

Sales in the Roofing Products Group for the first nine months of fiscal 1995 decreased 7% compared to the same period last year and operating profit was substantially lower. Price increases implemented in the June 1994 quarter were not met by the competition and these higher prices for the Group's Prestique(R) products limited sales volume in the early months of the current fiscal year. In addition, lower prices from price adjustments for some of its products also resulted in lower net sales during the current year nine-month period.

Late in the first quarter of fiscal 1995, the Company introduced enhanced versions of its patented High Definition(R) Prestique(R) Plus and Prestique(R) I product lines and Raised Profile(TM) Prestique(R) II premium laminated fiberglass asphalt shingles. The higher cost of introducing these new products, together with pricing adjustments, higher transportation costs and lower production from current plants to reduce inventory levels during the seasonally slower winter months significantly reduced operating results during the first nine months of fiscal 1995 as compared to the prior year.

Industrial Products

Sales in the Industrial Products Group for the first nine months of fiscal 1995 increased 11% and the Group reported an operating profit compared to an operating loss in same prior year period.

Increased sales volume for many of Chromium Corporation's product lines, including hard chrome plated diesel engine cylinder liners and remanufactured pistons for the railroad, marine and stationary power industries, and conductive coatings of plastic enclosures for electronic equipment, together with reduced operating costs at that subsidiary accounted for the majority of the improvement in operating results. Ortloff Engineers reported lower operating results for the nine-month period ended March 31, 1995 as compared to the same period in the prior year.

FiNANCIAL CONDITION

Cash and cash equivalents decreased $3,625,000 during the first nine months of fiscal 1995. Excluding the decrease in cash and cash equivalents, working capital requirements decreased $3,045,000 primarily as a result of a $3,424,000 reduction in receivables and a $3,280,000 reduction in inventories, offset by a $4,613,000 reduction in trade payables and accrued liabilities. The reduction in receivables was the result of lower seasonal sales in the March 1995 quarter as compared to the fourth quarter of fiscal 1994. Finished goods inventories were reduced from the unusually high levels at year end that occurred from lower than anticipated demand during the fourth quarter of fiscal 1994. Raw materials inventories increased as a result of raw material purchase requirements for the new Shafter, California roofing plant. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

Capital expenditures during the first nine months of fiscal 1995 were $28,366,000, primarily as a result of construction of a new plant in Shafter, California to manufacture premium laminated fiberglass asphalt shingles. Consolidated capital expenditures are anticipated to be about $40 million in fiscal 1995. The majority of these expenditures relate to the completion of the roofing plant in Shafter, California and beginning construction of a new plant at the Company's Ennis, Texas facility to manufacture nonwoven fiberglass substrate materials and industrial facer products for the construction industry. This new plant is scheduled to be operational by the spring of 1996. Total cost of the two new plants when completed is estimated to be about $70 million of which $40 million relates to the Shafter plant and $30 million relates to the Ennis, Texas facility. Total cumulative combined expenditures have been approximately $42 million on the two new plants to date. The new plants should provide the potential to significantly increase the Company's sales, earnings and cash flow when completed and operating at near capacity in the years ahead.

On April 24, 1995, the company sold its investment in convertible preferred stock of Amdura Corporation for its book value of $5,378,000. Proceeds from this sale will be used to reduce long-term debt.

On September 27, 1994, the Company's Board of Directors authorized the purchase of up to $10 million of the Company's common shares from time to time on the open market to be used for general corporate purposes, including employee stock compensation and benefit plans. As of March 31, 1995, 85,500 shares with cumulative cost of $1,259,000 had been repurchased under this program.

Management believes that current cash and cash equivalents, cash flows from operations and borrowings under its $50 million revolving credit facility should be sufficient during fiscal 1995 and beyond to support the construction of the two new plants, other capital expenditures, working capital needs, stock repurchases and other cash requirements.

The Company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company is not aware of any requirements to expend amounts which will have a material adverse affect on the Company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the Company's industrial products operations utilize hazardous materials in their production processes. As a result, the Company incurs costs for remediation activities at its facilities from time to time. The Company establishes and maintains reserves for such remediation activities, when appropriate, in accordance with Statement of Accounting Standard No. 5, Accounting for Contingencies. Current reserves established for known or probable remediation activities are not material to the Company's financial position or results of operation.

                           PART II. OTHER INFORMATION

ITEM 6:      Exhibits and Reports of Form 8-K

     (a)     Exhibits:

             Exhibit (11):       Computation of Income Per Common and
                                 Common Equivalent Share

             Exhibit (20):       Quarterly Report to Shareholders for the
                                 period ended March 31, 1995.

     (b) No reports on Form 8-K was filed on during the quarter ended March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ELCOR CORPORATION


DATE:  May 10, 1995                  /s/Richard J. Rosebery
                                     Richard J. Rosebery
                                     Executive Vice President,
                                     Chief Administrative & Financial Officer,
                                     and Treasurer

                                EXHIBIT INDEX


EXHIBIT
  NO.                          DESCRIPTION
- -------                        -----------
27                Financial Data Schedule
