Form 10-K
period 1995-06-30
ELCOR CORP
filed 1995-09-26
CIK 32017

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------
                                    FORM 10-K
                             ---------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995            COMMISSION FILE NUMBER 1-5341

                               ELCOR CORPORATION

             (Exact name of Registrant as specified in its charter)

            DELAWARE                                     75-1217920
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
      14643 DALLAS PARKWAY                               75240-8871
 WELLINGTON CENTRE, SUITE 1000                           (Zip Code)
         DALLAS, TEXAS
     (Address of principal
       executive offices)

       Registrant's telephone number, including area code: (214) 851-0500

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                            WHICH REGISTERED
- --------------------------------------------------------------------------------
    Common Stock Par Value $1 Per Share              The New York Stock Exchange
Rights to Purchase Series A Preferred Stock          The New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (TITLE OF CLASS)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

     The aggregate market value of Common Stock held by nonaffiliates as of September 5, 1995, was $155,758,728. This amount is based on the closing price of the Registrant's Common Stock on The New York Stock Exchange on September 5, 1995. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are "Affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

     As of the close of business on September 5, 1995, the Registrant had 8,722,908 shares of Common Stock outstanding.

     Documents incorporated by reference. Listed below are the documents, any portion of which are incorporated by reference and the parts of this report into which such portions are incorporated:

              ELCOR CORPORATION 1995 ANNUAL REPORT TO SHAREHOLDERS
                    PROXY STATEMENT DATED SEPTEMBER 19, 1995
                        PARTS I THROUGH IV OF FORM 10-K

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

     Elcor Corporation (Registrant), incorporated in 1965 as a Delaware corporation, is a publicly held corporation headquartered in Dallas, Texas. Shares of the Registrant's common stock are traded on the New York Stock Exchange with the ticker symbol -- ELK.

Lines of Business.

     Roofing Products

     The Registrant, through Elk Corporation of Dallas and its subsidiaries
(Elk), is engaged in the manufacture and sale of premium laminated fiberglass asphalt residential roofing products. Elk also manufactures and sells nonwoven fiberglass mats for use as a substrate material in manufacturing asphalt roofing products, and nonwoven mats for use in other industrial applications. Elk is spending about $80 million over a three-year period to significantly increase its manufacturing capacity for premium laminated fiberglass asphalt shingles and nonwoven fiberglass mats. As of June 30, 1995, cumulative capital expenditures for this expansion program have been approximately $54 million.

     Elk's premium laminated fiberglass asphalt shingle manufacturing plants are located in Tuscaloosa, Alabama, Ennis, Texas and a new plant in Shafter, California was in start-up operations at the end of fiscal 1995. Capital expenditures for the new plant are expected to be about $45 million. The new plant has the potential to increase Elk's present capacity for manufacturing premium laminated fiberglass asphalt shingles by more than 65%.

     The major products manufactured at Elk's roofing plants are premium laminated fiberglass asphalt shingles sold under its brand names: Prestique(R) Plus, Prestique(R) I, Prestique(R) II and Capstone(R). Late in the first quarter of fiscal 1995, Elk introduced Prestique premium laminated fiberglass asphalt shingle product lines with the patented new enhanced High Definition(R) and Raised Profile(TM) look. In addition, Elk also manufactures premium fiberglass asphalt hip and ridge products: Seal-a-Ridge(R) and Z(R) ridge brands.

     Elk's roofing products are sold by employee sales personnel primarily to non-owned distributors, delivery being made by common carrier or by customer vehicles from the manufacturing plants. Elk's products are distributed in about 40 states with Texas, California and Florida representing the largest market areas. The Roofing Products segment accounted for approximately 87% of consolidated sales of the Registrant's in fiscal 1995. One customer, ABC Supply Co. Inc., accounted for 11% of consolidated sales in fiscal 1995.

     Elk is constructing a major new fiberglass mat manufacturing facility, which will be installed in parallel to its existing fiberglass mat manufacturing facility at its Ennis, Texas plant. It will manufacture nonwoven fiberglass mats for use as a roofing substrate material and for industrial facer products. The new plant will have the potential to more than triple present manufacturing capacity for nonwoven fiberglass mats. Capital expenditures for the new plant addition are estimated to be about $35 million. The new plant is scheduled to begin operations in the spring of 1996.

     Elk's nonwoven fiberglass mats are used in the production of its premium roofing products and are sold by employee sales personnel to other asphalt roofing products manufacturers, manufacturers of construction and industrial products which use such mats in their products, and to distributors of industrial filtration products. Elk's nonwoven mats are shipped by common carrier to its other roofing plants and to its customers' locations.

     Industrial Products

     The Registrant, through Chromium Corporation (Chromium), is engaged in the remanufacture of diesel engine cylinder liners and tin plating of pistons, including hard chrome plating of cylinder bores, primarily for the railroad, marine, and stationary power industries; and hard chrome plating of original equipment cylinder liners and tin plating of pistons for major domestic locomotive manufacturers and stationary power equipment manufacturers. Chromium is also engaged in electroless shielding of telecommunications, medical electronic and other electronic equipment which is designed to control the level of electromagnetic and radio frequency interference (EMI/RFI) emissions generated by electronic components. Sales are generated by employee sales personnel, with delivery made primarily by common carrier. Chromium's sales accounted for 11% of consolidated sales of the Registrant in fiscal 1995.

     Another unit of the Registrant, OEL, LTD., d/b/a Ortloff Engineers, Ltd. (Ortloff), is engaged in providing patent licensing and engineering support services and providing consulting engineering services to the oil and gas production, gas processing and sulfur recovery industries. Ortloff licenses patents owned by the Registrant for use in new or redesigned natural gas and refinery gas processing facilities and utilizes technology licenses from others and its own expertise in the performance of consulting engineering assignments. Ortloff continues to develop and patent improved processes for natural gas processing. Three new patent applications were filed in fiscal 1995 and work is continuing on additional applications to be filed in fiscal 1996. These efforts reflect Ortloff's commitment to continually update and advance its technological position.

     Patent license fees are calculated by standard formulas that take into account both specific project criteria and market conditions, adjusted for special conditions that exist in a project. Consulting engineering assignments are performed under consulting services agreements at negotiated rates.

Competitive Conditions.

     Roofing Products

     Even though the asphalt roofing products manufacturing business is highly competitive, the Registrant believes that Elk is a leading manufacturer of premium laminated fiberglass asphalt shingles. Elk has been able to compete successfully with its competitors, some of which are larger in size and have greater financial resources.

     There are a number of major national and regional manufacturers marketing their products in a portion or all of the market areas served by the Registrant's plants. The Registrant competes primarily on the basis of product quality, design, service and price.

     Industrial Products

     The Registrant believes that Chromium is the leading remanufacturer of diesel engine cylinder liners and pistons for the railroad and marine transportation industries and is the primary supplier of hard chrome plated finishes for original equipment diesel engine cylinder liners to all of the major domestic locomotive manufacturers. The Registrant believes it has smaller competitors in the locomotive diesel engine cylinder liner remanufacturing market. The Registrant also believes that Chromium is one of the leading hard chrome platers of recycled and original equipment large bore cylinder liners for stationary power applications. Chromium has achieved a leading position in these markets through competition on the basis of product performance, quality, service and price. The Registrant, through the Conductive Coatings Division of Chromium, is engaged in electroless shielding of plastic enclosures for telecommunications, medical electronic and other electronic equipment. The Registrant believes the success of Chromium's Conductive Coatings Division in becoming a qualified supplier for and obtaining orders from major telecommunications, medical electronic and other electronic equipment manufacturers will enable it to successfully compete in this market niche with the potential of becoming a leader in the future.

     The Registrant believes that it holds significant state-of-the-art patents covering some of the most competitive processes for the separation of ethane and heavier hydrocarbon liquids from refinery and natural gas streams. The Registrant believes it has widely recognized expertise in the design and operation of facilities for natural gas liquids recovery, sulfur recovery and field processing of sour crude oil and natural gas production.

Backlog.

     Backlog was not significant, nor is it material, in the Registrant's operations.

Raw Materials.

     Roofing Products

     In the asphalt roofing products manufacturing business, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. All of these materials are presently available from several sources and are in adequate supply. Historically, the Registrant has been able to pass some of the higher raw material and transportation costs through to the customer. Costs of asphalt and glass fibers increased during the latter half of fiscal 1995 resulting in reduced margins. The Company implemented three modest price increases during the March through July 1995 period to offset the impact of higher raw material costs.

     Industrial Products

     In the Registrant's business of hard chrome plating and remanufacturing diesel engine cylinder liners and large bore cylinder liners, chromic acid is a significant raw material which is presently available from a number of domestic suppliers. The Registrant believes these domestic suppliers obtain the ore for manufacturing chromic acid principally from sources outside the United States, some of which are subject to political uncertainty. The Registrant has been advised by its suppliers that they maintain substantial inventories of chromic acid in order to minimize the potential effects of foreign interruption in ore supply.

     No raw materials are utilized in the Registrant's consulting engineering and technology licensing business.

Patents, Licenses, Franchises and Concessions.

     The Registrant holds certain patents, particularly in its consulting engineering and licensing business, which are significant to its operations. However, the Registrant does not believe that the loss of any one of these patents or of any license, franchise or concession would have a material adverse effect on the Registrant's overall business operations. The Registrant, through its subsidiary, Elk Corporation of Dallas, is involved in litigation against GAF Building Materials Corporation concerning design and utility patents covering aspects of Elk's High Definition shingles. Refer to Item 3 "Legal Proceedings" for a more detailed discussion of this matter.

Environmental Matters.

     The Registrant and its subsidiaries are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of the public health and the environment generally (collectively,

Environmental Laws). Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue to enforce compliance and to require remediation of contamination.

     The Registrant and its subsidiaries are also subject to Environmental Laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal, and other releases of hazardous substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) and similar state laws that impose liability -- without a showing of fault, negligence, or regulatory violations -- for the generation, transportation or disposal of hazardous substances that have caused, or may cause, environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to the contamination of such property. From time to time, the Registrant or its subsidiaries may incur such remediation and related costs at the company owned plants and at certain offsite locations.

     The Registrant anticipates that its subsidiaries will incur costs to comply with Environmental Laws, including correcting existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment. Neither these expenditures nor other activities initiated in compliance with Environmental Laws is expected to have a material impact on the consolidated financial position, net earnings or liquidity of the Company.

Persons Employed.

     At June 30, 1995, the Registrant and its subsidiaries had 704 employees.

Extended Payment Terms.

     In some years, the Registrant's roofing products business grants extended payment terms to certain customers for some product shipments during the late winter and early spring months, with payment due during the summer months. As of June 30, 1995, $884,000 in receivables relating to such shipments were outstanding, with payments due primarily in July 1995.

Seasonal Business.

     The Registrant's industrial products businesses are substantially nonseasonal. However, the Registrant's roofing products manufacturing business is seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in its marketing area typically cause sales to decrease during such periods. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

Information as to Lines of Business and Industry Segments.

     For Lines of Business Information and Financial Information by Company Segments, see the tables under such captions on pages 13 and 24, respectively, in the Registrant's 1995 Annual Report to Shareholders. The information in such tables is incorporated herein by reference.

Executive Officers of the Registrant.

     Certain information concerning the Registrant's executive officers is set forth below:

                                                                                Period       Age as of
                                                                              Served as      Sept. 1,
         Name                                  Title                           Officer         1995
- ----------------------   -------------------------------------------------    ----------     ---------
Roy E. Campbell          Chairman of the Board, Chief Executive Officer         30 years         69
                         and President of Elcor Corporation; Director of
                         all subsidiaries and Chairman of certain
                         subsidiaries

Richard J. Rosebery      Executive Vice President, Treasurer, Chief             20 years         60
                         Administrative and Financial Officer of Elcor
                         Corporation; Officer of all subsidiaries and
                         President and/or Director of certain subsidiaries

Harold K. Work           Executive Vice President of Elcor Corporation;         13 years         62
                         Chief Executive Officer, President and Director
                         of Elk Corporation of Dallas, a subsidiary, and
                         Director and Officer of its subsidiaries

James L. Dow II          Vice President, General Counsel and Secretary of        3 years         40
                         Elcor Corporation; Officer of all subsidiaries.
                         Mr. Dow has resigned all positions effective July
                         16, 1995.

David G. Sisler          Vice President, General Counsel and Secretary of             --         37
                         Elcor Corporation; Officer of all subsidiaries
                         (effective August 14, 1995)

Leonard R. Harral        Vice President and Chief Accounting Officer of          2 years         43
                         Elcor Corporation

James J. Waibel          Vice President Administration of Elcor                  2 years         51
                         Corporation

     All of the executive officers except Mr. Dow and Mr. Sisler have been employed by the Registrant or its subsidiaries in responsible management positions for more than the past five years. In October 1993, Mr. Rosebery and Mr. Work were elected as Executive Vice Presidents of the Registrant. Previously Mr. Rosebery was Vice President, Treasurer and Chief Financial Officer. Mr. Work was Vice President. Also in October 1993, Mr. Harral and Mr. Waibel were elected as Vice Presidents. Previously Mr. Harral was Chief Accounting Officer and Mr. Waibel was Assistant Vice President Administration.

     Mr. Dow was previously employed by Kaneb Services, Inc. as Counsel and Assistant Secretary. He served in that capacity from 1990 until he joined the Registrant on February 1, 1992. Mr. Dow resigned from all positions effective July 16, 1995.

     On August 14, 1995, Mr. Sisler was appointed by the Board of Directors as Vice President, General Counsel and Secretary of the Registrant. Mr. Sisler was employed by Central and South West Corporation as a Senior Attorney from 1993 to 1995 and as an Attorney from 1991 to 1993. From 1989 to 1991, Mr. Sisler was employed by Johnson & Gibbs, a private law firm. Mr. Sisler's responsibilities included corporate, securities and other business legal matters in several industries.

     Officers are elected annually by the Board of Directors.

Item 2. Properties.

     All significant facilities are owned and unencumbered except as discussed herein and under the caption "Notes to Consolidated Financial Statements" under the heading "Long-Term Debt" on page 22 of the Registrant's 1995 Annual Report to Shareholders.

     Roofing Products

     Asphalt roofing products are manufactured at plants located at Tuscaloosa, Alabama and Ennis, Texas with a new plant at Shafter, California in start-up operations. Fiberglass mat, industrial nonwoven and reinforcement products are manufactured at a plant located at Ennis, Texas. A new plant at the Ennis, Texas facility to manufacture nonwoven fiberglass substrate materials and industrial facer products for the construction industry is under construction. This plant is scheduled to begin operations in the spring of 1996.

     Administrative offices for the asphalt roofing products operations are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

     Industrial Products

     Plants for the hard chrome plating of original equipment and remanufactured diesel engine cylinder liners and related equipment are located in Cleveland, Ohio and Lufkin, Texas. The Conductive Coatings Division's EMI/RFI shielding facility is located at the Lufkin, Texas plant. Administrative offices are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

     The engineering and licensing group is located in leased offices in Midland, Texas.

     Corporate Offices

     The Registrant's corporate headquarters are located in leased offices in Dallas, Texas.

     In addition, the Registrant or its subsidiaries owns the following properties which are being held for sale or lease:

     (a) Former concrete roof tile plants in North Miami, Boca Raton and Pompano Beach, Florida. The Boca Raton and Pompano Beach plants have been leased for a term of 50 years with an option to purchase through July 10, 1996. The North Miami facility is being held for sale.

     (b) Land and buildings in Waco, Texas, formerly used in the solid waste baler manufacturing business.

     (c) Land in Tulsa, Oklahoma, purchased for use by the former engineering and construction business.

     (d) Land and buildings in Midland, Texas, formerly used in the engineering and construction business.

Item 3. Legal Proceedings.

GAF Patent Litigation

     In February 1994, Elk Corporation of Dallas (Elk of Dallas) was granted a design patent covering the ornamental aspects of its High Definition(R) and Raised Profile(TM) shingles. In December 1994, Elk of Dallas was granted a utility patent on the functional aspects of the High Definition and Raised Profile shingles. Elk of Dallas filed lawsuits in federal court in Dallas, Texas, against GAF Building Materials Corporation and related entities (collectively, GAF) for infringement of these patents. Elk of Dallas contends that the GAF Timberline(R) Natural Shadow(TM) and Timberline Ultra(R) Natural Shadow(TM) shingles infringe the patents. In the design patent case, Elk of Dallas seeks to recover as damages the total profit that GAF has made from the infringing shingles. In the utility patent case, Elk of Dallas seeks to recover as damages a reasonable royalty on GAF's sales of infringing shingles and certain lost profits. Elk of Dallas in its actions has also sought to enjoin GAF from making or selling infringing shingles. In the design patent case, GAF filed a motion to bifurcate the issue of liability from that of damages. On August 21, 1995, the court denied GAF's motion.

     GAF seeks a declaratory judgement that the Elk patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for alleged unfair competition, Lanham Act violations based on alleged false advertising, and common law fraud, generally praying for damages of not less than $25 million, including actual and punitive damages, plus interest, costs, and reasonable attorneys' fees. Elk of Dallas disputes GAF's claims, and management intends vigorously to defend them.

     The parties are engaged in discovery and pretrial motion practice. The design patent case is set for trial on May 6, 1996. The utility patent case is set for trial on September 16, 1996. Management believes Elk's position is meritorious and intends vigorously to enforce its intellectual property rights. No assurances regarding the outcome of these cases may be given, but their outcome is not expected to have a material adverse effect on the Registrant's results of operations, financial position, or liquidity.

Frontier Chemical Site

     Certain facilities of the Registrant's subsidiaries ship waste products to various waste disposal facilities for disposal. In May 1993, Chromium received a Notification Letter from the United States Environmental Protection Agency (USEPA) informing Chromium that USEPA had reason to believe that Chromium was a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at the Frontier Chemical Royal Avenue Site (Site), a state-permitted waste processing and management facility located on 9.7 acres in Niagara Falls, New York. After receiving shipments from PRP's, the facility was closed by state regulators leaving all products shipped there on-site. USEPA identified 438 generators, including Chromium, as being responsible for Phase I of the response action. Phase I involved primarily the removal of 4,086 drums from the Site. Chromium is alleged to have sent 96 drums of waste to the Site.

     In September 1993, Chromium entered into an Administrative Order on Consent with USEPA without admitting any liability or USEPA findings or determinations. Chromium agreed along with the other parties to the order to perform Phase I response activities at the Site and to reimburse USEPA for response costs incurred by USEPA at the Site. All of the PRP drums were removed from the Frontier Chemical Royal Avenue Site. The work was concluded in May 1994 and the PRP group of which Chromium was a part filed its final report on May 30, 1995. Chromium was assessed a total of $109,250 under the final assessment dated July 7, 1995, an additional amount of approximately $21,000 above what it had already paid. The assessment was based on an estimated total cost of approximately $4 million. Chromium's total obligation cannot be calculated until its PRP group can determine what portion of its assessments are uncollectible.

     Phase II of the response action involves the removal of waste from process tanks at the Site. USEPA has issued Notice Letters to additional PRPs for Phase
II. To date, the Company has not been named as a PRP in Phase II. Estimated costs have been provided for Phase II but have not been provided for any additional phases of cleanup.

     Management of the Company believes that the final disposition of this matter will not have a material adverse effect on the consolidated results of operations, financial position, or liquidity of the Registrant.

Chromium/TWC Settlement

     In October 1991, the Texas Water Commission ("TWC") sent Chromium a Notice of Executive Director's Preliminary Report and Petition for a TWC Order Assessing administrative Penalties and Requiring Certain Actions of Chromium (the "Petition"). This Petition alleged several violations of TWC rules and recommended that Chromium be assessed $134,800 in penalties and ordered to perform technical, procedural, assessment and remedial activities at Chromium's Lufkin, Texas facility only ("Technical Recommendations"). Chromium timely answered this notice and negotiated an Agreed Order in settlement of this case, which the Commission executed on May 19, 1993. Under the Agreed Order, $74,800 of Chromium's penalties will be deferred and forgiven contingent on completion of the Technical Recommendations. The remaining $60,000 penalty is being paid in installments over a three year period. Chromium already has complied with many of the Technical Recommendations, and, working with the Texas Natural Resource Conservation Commission ("TNRCC"), TWC's successor, will implement the remainder on a schedule set forth in the Agreed Order.

     Management believes that this settlement will not have a material adverse effect on the consolidated results of operations, financial position, or liquidity of the Registrant.

Other

     There are various other lawsuits and claims pending against the Registrant and its subsidiaries arising in the ordinary course of their business. In the opinion of the Registrant's management based in part on advice of counsel, none of these actions should have a material adverse effect on the Registrant's consolidated results of operations, financial position, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

     Inapplicable.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

     The principal market on which the Registrant's Common Stock is traded is the New York Stock Exchange. The Boston, Midwest, Philadelphia and Toronto Stock Exchanges have granted unlisted trading privileges for the Registrant's Common Stock. There were 1,204 holders of record of the Registrant's Common Stock at September 5, 1995.

     The remaining information required by this item is incorporated by reference to the information under the caption "Stock Prices" on page 1 of the Registrant's 1995 Annual Report to Shareholders. No cash dividends were paid in fiscal 1995 or 1994. The limitations affecting the future payment of dividends by Registrant, imposed as a part of the Registrant's revolving credit agreement, are discussed under the caption "Notes to Consolidated Financial Statements" under the heading "Long-Term Debt" on page 22 of the Registrant's 1995 Annual Report to Shareholders.

Item 6. Selected Financial Data.

     The information required by this item is incorporated herein by reference to the information under the caption "Five-Year Summary of Selected Financial Data" on page 16 of the Registrant's 1995 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 14 and 15 of the Registrant's 1995 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

     The information required by this item is incorporated herein by reference to the information under the caption "Quarterly Summary of Operations" and the financial statements and notes thereto on page 13 and pages 18 through 24, respectively, of Registrant's 1995 Annual Report to Shareholders.

Item 9. Disagreements on Accounting and Financial Disclosure.

     The Registrant has retained its independent public accountants for over 25 years. There have been no disagreements with the independent public accountants on accounting or financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning the Directors of the Registrant required by this item is incorporated herein by reference to the material under the caption "Election of Directors" on page 4 of the Registrant's Proxy Statement dated September 19, 1995. Information concerning the Executive Officers of the Registrant is contained in Item 1 of this report under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

     The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 6 through 13 of the Registrant's Proxy Statement dated September 19, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 2 and 3 of the Registrant's Proxy Statement dated September 19, 1995. The referenced information was provided as of September 5, 1995. Registrant is aware of no material change since such date in the beneficial ownership of any officer, director or beneficial owner of five percent of any class of its voting stock.

Item 13. Certain Relationships and Related Transactions.

     There are no reportable transactions, business relationships or indebtedness between the Registrant and any covered party.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1. Financial Statements

          The financial statements and notes thereto, together with the report of independent public accountants dated August 14, 1995, appearing on pages 17 through 24 of the Registrant's 1995 Annual Report to Shareholders, are incorporated herein by reference. With the exception of such information and other information incorporated herein by reference, the 1995 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed filed as part of this report. Such financial statements include:

         -- Report of Independent Public Accountants;
         -- Consolidated Statement of Operations, years ended June 30,
              1995, 1994, and 1993;
         -- Consolidated Balance Sheet, years ended June 30, 1995 and
              1994;
         -- Consolidated Statement of Cash Flows, years ended June 30,
              1995, 1994, and 1993;
         -- Consolidated Statement of Shareholders' Equity, years ended
              June 30, 1995, 1994, and 1993;
         -- Summary of Significant Accounting Policies; and
         -- Notes to Consolidated Financial Statements.

2. Financial Statement Schedule for the Years Ended June 30, 1995, 1994, and
   1993

                                                                                PAGE
                                                                                ----
        Report on Financial Statement Schedule by Independent Public
          Accountants.........................................................   17
        Schedule II -- Consolidated Valuation and Qualifying Accounts.........   18

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

          There were no Form 8-K's filed by the Registrant during the fourth quarter of the fiscal year ended June 30, 1995.

     (c) Exhibits

            **3.1   The Articles of Incorporation of the Registrant.

           ***3.2   Amended and Restated Bylaws of the Registrant.

          ****4.6   Loan Agreement dated September 29, 1993 among Elcor Corporation, Certain
                    Lenders, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas,
                    N.A., as Administrative Lender.

         *****4.7   First Amendment dated October 31, 1994 to Loan Agreement dated September
                    29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., as Issuer,
                    and NationsBank of Texas, N.A., as Administrative Lender.

              *11   Computation of Income Per Common and Common Equivalent Share.

              *13   1995 Annual Report to Shareholders of the Registrant.

              *21   Subsidiaries of the Registrant.

              *23   Consent of Independent Public Accountants.

              *27   Financial Data Schedule

- ---------------

    * Filed herewith.

   ** Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 1O-K for the year ended June 30, 1994.

  *** Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 1O-K for the year ended June 30, 1981 and to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988 originally filed with the Securities and Exchange Commission on February 11, 1989.

 **** Incorporated by reference to the Registrant's Quarterly Report on Form
      1O-Q for the quarter ended September 30, 1993.

***** Incorporated by reference to the Registrant's Quarterly Report on Form
      1O-Q for the quarter ended September 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELCOR CORPORATION

                                            By /s/  Richard J. Rosebery
                                               Richard J. Rosebery
                                               Executive Vice President,
                                               Treasurer, Chief Administrative
                                               and Financial Officer

                                            By /s/  Leonard R. Harral
                                               Leonard R. Harral
                                               Vice President and Chief
                                               Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below in multiple counterparts by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   Signature                                Title                   Date
- -----------------------------------------------   -------------------------  -------------------
  /s/  Roy E. Campbell                            Chairman of the Board,     September 25, 1995
       Roy E. Campbell                            President, Chief
                                                  Executive Officer

  /s/  F. H. Callaway                             Director                   September 25, 1995
       F. H. Callaway

  /s/  James E. Hall                              Director                   September 25, 1995
       James E. Hall

  /s/  Robert M. Leibrock                         Director                   September 25, 1995
       Robert M. Leibrock

  /s/  W. F. Ortloff                              Director                   September 25, 1995
       W. F. Ortloff

  /s/  Phil Simpson                               Director                   September 25, 1995
       Phil Simpson

  /s/  Richard J. Rosebery                        Executive Vice President,  September 25, 1995
       Richard J. Rosebery                        Treasurer, Chief
                                                  Administrative and
                                                  Financial Officer

  /s/  Leonard R. Harral                          Vice President and Chief   September 25, 1995
       Leonard R. Harral                          Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
                            ON SUPPLEMENTAL SCHEDULE

To the Shareholders and Board of Directors of Elcor Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Elcor Corporation's annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated August 14, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/  Arthur Andersen LLP
                                                   Arthur Andersen LLP

Dallas, Texas
August 14, 1995

                                                                     SCHEDULE II
                                                                  (in thousands)

                       ELCOR CORPORATION AND SUBSIDIARIES

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 1995, 1994, AND 1993

                Column A                   Column B          Column C              Column D         Column E
- ----------------------------------------  ----------    -------------------    ----------------    ----------
                                                             Additions            Deductions
                                                        -------------------    ----------------
                                          Balance at    Charged to             For Purposes For    Balance at
                                          Beginning     Costs and               Which Reserves        End
              Description                 of Period      Expenses     Other      Were Created      of Period
- ----------------------------------------  ----------    ----------    -----    ----------------    ----------
YEAR ENDED JUNE 30, 1995
CONSOLIDATED:
Allowance for doubtful accounts              $610         $ (146)      $--          $ (158)           $306
                                             ====          =====      ====           =====            ====
Allowance for inventory obsolescence         $323         $   33       $--          $   --            $356
                                             ====          =====      ====           =====            ====
YEAR ENDED JUNE 30, 1994
CONSOLIDATED:
Allowance for doubtful accounts              $898         $   84       $--          $ (372)           $610
                                             ====          =====      ====           =====            ====
Allowance for inventory obsolescence         $247         $   71       $--          $   (5)           $323
                                             ====          =====      ====           =====            ====
YEAR ENDED JUNE 30, 1993
CONSOLIDATED:
Allowance for doubtful                       $963         $  182       $--          $ (247)           $898
                                             ====          =====      ====           =====            ====
Allowance for inventory obsolescence         $174         $   73       $--          $   --            $247
                                             ====          =====      ====           =====            ====

                              Index to Exhibits


            **3.1   The Articles of Incorporation of the Registrant.

           ***3.2   Amended and Restated Bylaws of the Registrant.

          ****4.6   Loan Agreement dated September 29, 1993 among Elcor Corporation, Certain
                    Lenders, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas,
                    N.A., as Administrative Lender.

         *****4.7   First Amendment dated October 31, 1994 to Loan Agreement dated September
                    29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., as Issuer,
                    and NationsBank of Texas, N.A., as Administrative Lender.

              *11   Computation of Income Per Common and Common Equivalent Share.

              *13   1995 Annual Report to Shareholders of the Registrant.

              *21   Subsidiaries of the Registrant.

              *23   Consent of Independent Public Accountants.

              *27   Financial Data Schedule

- ---------------

    * Filed herewith.

   ** Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 1O-K for the year ended June 30, 1994.

  *** Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 1O-K for the year ended June 30, 1981 and to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988 originally filed with the Securities and Exchange Commission on February 11, 1989.

 **** Incorporated by reference to the Registrant's Quarterly Report on Form
      1O-Q for the quarter ended September 30, 1993.

***** Incorporated by reference to the Registrant's Quarterly Report on Form
      1O-Q for the quarter ended September 30, 1994.