Form 10-Q
period 1995-09-30
ELCOR CORP
filed 1995-11-13
CIK 32017

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                             ----------------------

For Quarter Ended September 30, 1995            Commission File number 1-5341
                  ------------------                                   ------

                              ELCOR CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                        75-1217920
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


         14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                        75240-8871
--------------------------------------------                        ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code              (214) 851-0500
                                                                --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

         As of close of business on November 1, 1995, Registrant had outstanding 8,730,039 shares of Common Stock, Par Value $1 per Share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
----------------------------

                               ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                           (Unaudited, $ in thousands)

ASSETS                                                         9-30-95                 6-30-95
------                                                        --------                --------
CURRENT ASSETS
Cash and cash equivalents                                     $  2,014                $  3,731
Trade receivables, less allowance of $331 and $306              31,673                  32,910
Inventories -
      Finished goods                                             6,388                   6,091
      Work-in-process                                              563                     658
      Raw materials                                              4,876                   4,952
                                                              --------                --------
             Total inventories                                  11,827                  11,701
                                                              --------                --------

Prepaid expenses and other                                       1,818                   2,931
Deferred income taxes                                            2,066                   2,136
                                                              --------                --------
             Total current assets                               49,398                  53,409
                                                              --------                --------

PROPERTY, PLANT AND EQUIPMENT, AT COST                         129,603                 123,469
      Less - accumulated depreciation                          (54,547)                (53,923)
                                                              --------                --------
             Property, plant and equipment, net                 75,056                  69,546
                                                              --------                --------

DEFERRED PREOPERATING COSTS                                      7,283                   5,503
NET ASSETS OF DISCONTINUED OPERATIONS - NONCURRENT               7,175                   7,175
OTHER ASSETS                                                     1,514                   1,500
                                                              --------                --------
                                                              $140,426                $137,133
                                                              ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Accounts payable                                              $  9,687                $ 10,849
Accrued liabilities                                             12,333                  10,548
                                                              --------                --------
             Total current liabilities                          22,020                  21,397
                                                              --------                --------
LONG-TERM DEBT                                                  17,200                  18,400
DEFERRED INCOME TAXES                                            4,507                   3,720

SHAREHOLDERS' EQUITY
      Common stock                                               8,802                   8,802
      Paid-in-capital                                           71,635                  71,680
      Retained earnings                                         17,456                  14,316
                                                              --------                --------
                                                                97,893                  94,798
Less - Treasury stock, at cost, 76,634 and 74,063 shares        (1,194)                 (1,182)
                                                              --------                --------
             Total shareholders' equity                         96,699                  93,616
                                                              --------                --------
                                                              $140,426                $137,133
                                                              ========                ========

See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                           (Unaudited, $ in thousands
                             except per share data)


                                                                       Three Months Ended
                                                              --------------------------------
                                                               9-30-95                 9-30-94
                                                              --------                --------
SALES                                                         $ 48,528                $ 38,477
                                                              --------                --------

COST AND EXPENSES
      Cost of sales                                             35,856                  27,569
      Selling, general and administrative                        6,752                   5,929
                                                              --------                --------
INCOME FROM OPERATIONS                                           5,920                   4,979
                                                              --------                --------

OTHER INCOME (EXPENSE)
      Interest and dividend income (expense), net                  (25)                    103
                                                              --------                --------

INCOME BEFORE INCOME TAXES                                       5,895                   5,082
      Provision for income taxes                                 2,232                   1,926
                                                              --------                --------
NET INCOME                                                    $  3,663                $  3,156
                                                              ========                ========

INCOME PER COMMON AND COMMON EQUIVALENT SHARE                 $    .41                $    .35
                                                              ========                ========

DIVIDENDS PER COMMON SHARE                                    $    .06                $     --
                                                              ========                ========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING                                                     8,843                   8,925
                                                              ========                ========

See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                         (Unaudited, $ in thousands)

                                                                       Three Months Ended
                                                              --------------------------------
                                                               9-30-95                 9-30-94
                                                              --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                               $ 3,663                 $ 3,156
      Adjustments to reconcile net income
        to net cash from operating activities:

             Depreciation and amortization                         775                     962
             Deferred income taxes                                 857                     127
             Changes in assets and liabilities:
               Trade receivables                                 1,237                   5,878
               Inventories                                        (126)                   (537)
               Prepaid expenses and other                        1,164                    (698)
               Accounts payable and accrued liabilities            573                  (2,483)
                                                              --------                --------

      Net cash provided by continuing operations                 8,143                   6,405
                                                              --------                --------
      Net cash provided by discontinued operations                  --                     630
                                                              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Additions to property, plant & equipment                  (6,286)                 (4,989)
      Deferred preoperating costs                               (1,780)                   (681)
      Other                                                        (14)                   (101)
                                                              --------                --------
      Net cash provided by (used for) investing
       activities                                               (8,080)                 (5,771)
                                                              --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Long-term borrowings, net                                 (1,200)                     --
      Dividends on common stock                                   (524)                     --
      Treasury stock transactions and other, net                   (56)                     37
                                                              --------                --------

      Net cash provided by (used for) financing
       activities                                               (1,780)                     37
                                                              --------                --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,717)                  1,301

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   3,731                   5,919
                                                              --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  2,014                $  7,220
                                                              ========                ========


See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month period ended September 30, 1995, and 1994, but are, however, subject to year-end audit by the Company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter should not necessarily be considered as indicative of results for a full fiscal year.

2. Net income per common and common equivalent share is computed based on the average number of common and common equivalent shares outstanding. Common equivalent shares include outstanding stock options. There is no material difference between primary and fully diluted earnings per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

During the first quarter ended September 30, 1995, net income increased 16% to $3,663,000 from $3,156,000 in last year's first quarter. Sales increased 26% compared to the prior year first quarter. The increase in sales was primarily attributable to growing demand for, and increased production of premium laminated fiberglass asphalt shingles in the Roofing Products Group. The increased income primarily reflects the increased shipments of the Roofing Products Group products.

Roofing Products

Sales in the Roofing Products Group for the first quarter of fiscal 1996 were significantly higher compared to last year's first quarter, primarily as a result of increased production and shipments of the Company's patented new Enhanced High Definition(R) and Raised Profile(TM) Prestique(R) premium laminated fiberglass asphalt shingles. In addition, average selling prices improved slightly over the prior year quarter. Operating profit in the Roofing Products Group increased in the first quarter of fiscal 1996 compared to the same period in the prior year primarily as a result of increased sales. Although sales from existing plants increased, the new plant at Shafter, California accounted for a significant part of the sales increase. This major new plant is still in startup operations, but production levels are increasing. During this startup phase, certain costs are being expensed, thereby creating an operating loss at the Shafter facility, but other costs from the facility are being capitalized as deferred preoperating costs. In the first quarter of fiscal 1996, net costs of $1,331,000 were so capitalized.

Demand is expected to be relatively good in some of the Company's major market areas during the seasonally slower winter months. However, quarterly earnings are expected to be reduced by higher operating losses at the new Shafter facility following the completion of the startup phase until the plant's operating level comes up to the break-even point in the year ahead.

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

Industrial Products

Sales in the Industrial Products Group for the first quarter of fiscal 1996 increased 5% and the Group reported higher operating profit compared to the prior year quarter. Increased sales volume for several of Chromium Corporation's product lines, including electron beam welded cylinder liners and large diesel engine cylinder liners for the transportation and stationary power industries, and coatings of plastic enclosures for the telecommunication, medical electronics and other electronics industries, together with reduced operating costs at that subsidiary, accounted for the improvement in operating results.

Ortloff Engineers Ltd. recorded lower patent licensing income during the current quarter as compared to the same quarter in the prior year.

FINANCIAL CONDITION

The Company's financial condition at September 30, 1995 remains very strong. Total invested capital was $113,899,000. Long-term debt represents 15% of total capitalization. At September 30, 1995, $30,518,000 was available under the Company's $50 million unsecured revolving line of credit. Management is currently in negotiations with several banks who desire to participate in expanding the revolving credit facilities to $70 million to provide increased financial resources for the Company's growth strategies.

In September 1994, the Company's Board of Directors authorized the purchase of up to $10 million of the Company's common shares from time to time on the open market to be used for general corporate purposes. As of September 30, 1995, 94,800 shares with a cumulative cost of $1,440,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the Company's quarterly cash dividend at six cents per common share.

Cash generated by operations for the three months ended September 30, 1995 was $8,143,000. Working capital requirements (excluding cash and cash equivalents) decreased $2,917,000. The current ratio was 2.2 to 1 at September 30, 1995. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

The Company used $8,080,000 for investing activities in the first quarter of fiscal 1996. The majority of these expenditures were for capital expenditures and related deferred preoperating expenses incurred in connection with the roofing plant in Shafter, California, which is currently in startup, and the construction of a new plant at the Company's Ennis, Texas facility to manufacture nonwoven fiberglass substrate materials and industrial facer products for the construction industry. This new plant is scheduled to begin operations in the spring of 1996.

The Company is spending about $80 million in capital expenditures over a three-year period on these two new facilities. As of September 30, 1995, cumulative capital expenditures for this expansion program have been approximately $60 million. The new plants should provide the potential to significantly increase the Company's sales, earnings and cash flow when completed and operating at expected levels in the years ahead.

The Company utilized $1,780,000 for financing activities in the first quarter of fiscal 1996, primarily for repayment of long-term debt and dividends on common stock.

The Company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company does not believe it will be required to expend amounts which will have a material adverse affect on the Company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the Company's industrial products operations utilize hazardous materials in their production process. As a result, the Company incurs costs for remediation activities at its facilities from time to time.

The Company establishes and maintains reserves for such remediation activities, when appropriate, in accordance with Statement of Accounting Standard No. 5, Accounting for Contingencies. Current reserves established for known or probable remediation activities are not material to the Company's financial position or results of operation.

Management believes that current cash and cash equivalents, cash flows from operations and its revolving credit facility should be sufficient during fiscal 1996 and beyond to fund the construction of the two new plants, other capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

                           PART II. OTHER INFORMATION

ITEM 6:       Exhibits and Reports of Form 8-K
----------------------------------------------

      (a)    Exhibits:

             Exhibit (11):  Computation of Income Per Common and Common
                            Equivalent Share

             Exhibit (27):  Financial Data Schedule (EDGAR Submission only)


      (b)    No reports on Form 8-K were filed during the quarter ended
             September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ELCOR CORPORATION



DATE: November 13, 1995                 /s/ Richard J. Rosebery
                                        ----------------------------------------
                                        Richard J. Rosebery
                                        Executive Vice President,
                                        Chief Administrative & Financial
                                        Officer, and Treasurer



                                        /s/ Leonard R. Harral
                                        ----------------------------------------
                                        Leonard R. Harral
                                        Vice President and Chief
                                        Accounting Officer

                              INDEX TO EXHIBITS



Exhibit No.                 Description
-----------                 -----------

Exhibit (11):               Computation of Income Per Common and Common
                            Equivalent Share

Exhibit (27):               Financial Data Schedule (EDGAR Submission only)