Form 10-Q
period 1995-12-31
ELCOR CORP
filed 1996-02-13
CIK 32017

                           SECURITIES AND EXCHANGE
                                 COMMISSION

                           Washington, D.C. 20549

                               ---------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                               ---------------


For Quarter Ended December 31, 1995           Commission File number 1-5341

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

         As of close of business on February 1, 1996, Registrant had outstanding 8,763,582 shares of Common Stock, Par Value $1 per Share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (Unaudited, $ in thousands)

ASSETS                                                                   12-31-95      6-30-95
                                                                        ----------    ---------
CURRENT ASSETS
Cash and cash equivalents                                               $   5,168     $   3,731
Trade receivables, less allowance of $377 and
 $306                                                                      26,192        32,910
Inventories -
  Finished goods                                                           11,409         6,091
  Work-in-process                                                             603           658
  Raw materials                                                             5,085         4,952
                                                                        ---------     ---------
       Total inventories                                                   17,097        11,701
                                                                        ---------     ---------

Prepaid expenses and other                                                  1,433         2,931
Deferred income taxes                                                       1,996         2,136
                                                                        ---------     ---------
       Total current assets                                                51,886        53,409
                                                                        ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                    138,715       123,469
  Less - accumulated depreciation                                         (55,274)      (53,923)
                                                                        ---------     ---------
       Property, plant and equipment, net                                  83,441        69,546
                                                                        ---------     ---------

DEFERRED PREOPERATING COSTS                                                 9,471         5,640
NET ASSETS OF DISCONTINUED OPERATIONS - NONCURRENT                          7,175         7,175
OTHER ASSETS                                                                1,753         1,363
                                                                        ---------     ---------
                                                                        $ 153,726     $ 137,133
                                                                        =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                        $  12,388     $  10,849
Accrued liabilities                                                        12,318        10,548
                                                                        ---------     ---------
       Total current liabilities                                           24,706        21,397
                                                                        ---------     ---------
LONG-TERM DEBT                                                             25,000        18,400
DEFERRED INCOME TAXES                                                       5,295         3,720

SHAREHOLDERS' EQUITY -
  Common stock                                                              8,802         8,802
  Paid-in-capital                                                          71,602        71,680
  Retained earnings                                                        19,056        14,316
                                                                        ---------     ---------
                                                                           99,460        94,798
  Less - Treasury stock, at cost, 40,315
   and 74,063 shares                                                         (735)       (1,182)
                                                                        ---------     ---------
       Total shareholders' equity                                          98,725        93,616
                                                                        ---------     ---------
                                                                        $ 153,726     $ 137,133
                                                                        =========     =========

See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                         Three Months Ended      Six Months Ended
                                                       ----------------------  --------------------
                                                        12-31-95     12-31-94   12-31-95   12-31-94
                                                       ----------   ---------  ---------- ---------
SALES                                                  $  45,362    $  35,973  $  93,890   $ 74,450
                                                       ---------    ---------  ---------   --------

COST AND EXPENSES
    Cost of sales                                         34,523       26,960     70,379     54,529
    Selling, general and administrative                    7,353        7,116     14,105     13,045
                                                       ---------    ---------  ---------   --------
INCOME FROM OPERATIONS                                     3,486        1,897      9,406      6,876
                                                       ---------    ---------  ---------   --------

OTHER (INCOME) EXPENSE
    Interest expense (income), net                            19          (51)        44       (154)
                                                       ---------    ---------  ---------   --------

INCOME BEFORE INCOME TAXES                                 3,467        1,948      9,362      7,030
    Provision for income taxes                             1,343          781      3,575      2,707
                                                       ---------    ---------  ---------   --------
NET INCOME                                             $   2,124    $   1,167  $   5,787   $  4,323
                                                       =========    =========  =========   ========

INCOME PER COMMON AND COMMON EQUIVALENT
SHARE                                                  $     .24    $     .13  $     .65   $    .49
                                                       =========    =========  =========   ========

DIVIDENDS PER COMMON SHARE                             $     .06    $      --  $     .12   $     --
                                                       =========    =========  =========   ========

AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                         8,838        8,849      8,840      8,887
                                                       =========    =========  =========   ========

See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, $ in thousands)

                                                            Six Months Ended
                                                        ------------------------
                                                        12-31-95        12-31-94
                                                        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              $  5,787       $  4,323
Adjustments to reconcile net income
 to net cash from operating activities:

 Depreciation and amortization                             1,509          1,922
 Write-off of assets                                         558             --
 Deferred income taxes                                     1,715            291
 Changes in assets and liabilities:
 Trade receivables                                         6,718         10,376
 Inventories                                              (5,396)         2,154

 Prepaid expenses and other                                1,498            (84)
 Accounts payable and accrued liabilities                  3,309         (7,135)
                                                        --------       --------
 Net cash provided by continuing operations               15,698         11,847
                                                        --------       --------
 Net cash provided by discontinued
  operations                                                  --            464
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Additions to property, plant & equipment                (15,951)       (16,689)
 Deferred preoperating costs                             ( 3,831)        (1,980)
 Other                                                      (401)           362
                                                        --------       --------
 Net cash provided by (used for) investing
  activities                                             (20,183)      ( 18,307)
                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Long-term borrowings                                      6,600          2,500
 Dividends on common stock                                (1,048)            --
 Treasury stock transactions and other, net                  370           (558)
                                                        --------       --------
Net cash provided by financing activities                  5,922          1,942
                                                        --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,437         (4,054)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             3,731          5,919
                                                        --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  5,168       $  1,865
                                                        ========       ========

See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 1995, and 1994, but are, however, subject to year-end audit by the Company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter should not necessarily be considered as indicative of results for a full fiscal year.

2. Net income per common and common equivalent share is computed based on the average number of common and common equivalent shares outstanding. Common equivalent shares include outstanding stock options. There is no material difference between primary and fully diluted earnings per share.

3. Effective December 15, 1995, the Company increased its unsecured revolving credit facility from $50 million to $70 million and the term was extended by one year to October 31, 1998. The rate the Company pays on LIBOR borrowings, based on current financial ratios, was lowered from LIBOR plus.625% to LIBOR plus.5%. There was no change to the interest rate for any borrowings based on the lender's prime rate.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31,1994.

During the three-month period ended December 31, 1995, net income increased 82% to $2,124,000 from $1,167,000 for the same three-month period last year. Sales increased 26% compared to the same prior year quarter. The increases in sales and income were primarily attributable to increased production and shipments of premium laminated fiberglass asphalt shingles in the Roofing Products Group.

Roofing Products

Sales and operating profit in the Roofing Products Group for the three-month period ended December 31, 1995 were significantly higher compared to the same period in the prior year, primarily as a result of increased production and shipments of the Company's patented Enhanced High Definition(R) and Raised Profile(tm) Prestique(R) premium laminated fiberglass asphalt shingles. In addition, average selling prices improved over the prior year quarter and transportation costs were lower. Although sales from existing plants increased, the new plant at Shafter, California accounted for a significant part of the sales increase. This major new plant is still in startup operations, but production levels are increasing. During this startup phase, certain costs are being expensed, thereby causing an operating loss at the Shafter facility, but other costs from the facility are being capitalized as deferred preoperating costs. During the three-month period ended December 31, 1995, costs of $1,997,000 were capitalized at the Shafter facility.

Demand is expected to remain good in the Company's major market areas for the remainder of fiscal 1996. However, quarterly earnings are expected to be affected by higher operating losses at the new Shafter facility following the completion of the startup phase until the plant's operating level comes up to the break-even point.

The Company's roofing products business is cyclical and is affected by some of the same economic factors that effect the housing industry generally, including interest rates, the availability of financing and general economic conditions. However, reroofing and remodeling, which constitute about 80% of industry unit sales, are generally less severely affected by economic downturns than product demand for new residential construction.

Industrial Products

Sales in the Industrial Products Group for the three months ended December 31, 1995 decreased and the Group reported lower operating profit compared to the prior year quarter. Several of Chromium Corporation's customers reduced shipment orders during the quarter due to model changes and inventory adjustments resulting in decreased sales and lower operating profit at that subsidiary.

Ortloff Engineers LTD. recorded lower patent licensing income during the current quarter as compared to the same quarter in the prior year.

CHANGES IN THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1995, AS COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31,1994.

During the six-month period ended December 31, 1995, net income increased to $5,787,000 from $4,323,000 in the same period last year. Sales increased 26% compared to the comparable prior year period. The increases in sales and income were primarily attributable to increased shipments in the Roofing Products Group during the six-month period ended December 31, 1995.

Roofing Products

Sales in the Roofing Products Group for the first half of fiscal 1996 increased compared to last year's first half and operating profit was substantially higher. Increased shipments, higher prices and lower transportation costs improved both sales and operating profit for the Roofing Products Group. Sales from the new plant at Shafter, California accounted for a significant part of the sales increase. During the six-month period ended December 31, 1995, costs of $3,328,000 have been capitalized as deferred preoperating costs for the Shafter facility, which is currently in startup operations.

Asphalt and glass fiber raw material costs were higher in the first half of fiscal 1996 as compared to the same period in the prior year. However, the Company was able to implement price increases to offset these higher raw material costs.

Industrial Products

Sales in the Industrial Products Group for the first six months of fiscal 1996 decreased slightly and the Group reported lower operating profit compared to the same prior year period. Increased sales volume for several of Chromium Corporation's product lines during the early part of fiscal 1996, together with lower operating costs, resulted in a small overall increase in sales and operating profit for that subsidiary as compared to the prior year period. However, these increases were offset by lower revenues and operating results at Ortloff Engineers for the six-month period ended December 31, 1995 as compared to the same period in the prior year.

FINANCIAL CONDITION

Total invested capital at December 31, 1995 was $123,725,000. Long-term debt represents 20% of total capitalization. At December 31, 1995, $42,718,000 was available under the Company's $70 million unsecured revolving line of credit.

In September 1994, the Company's Board of Directors authorized the purchase of up to $10 million of the Company's common shares from time to time on the open market to be used for general corporate purposes. As of December 31, 1995, 94,800 shares with a cumulative cost of $1,440,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the Company's regular quarterly cash dividend at six cents per common share.

Cash generated by operations for the six month period ended December 31, 1995 was $15,698,000. Working capital (excluding cash and cash equivalents) decreased $6,269,000 primarily as a result of a seasonal $6,718,000 decrease in receivables. Inventories increased $5,396,000 from year end, primarily due to increased production during the seasonally slower months in anticipation of good demand in many of the Company's primary market areas for the remainder of fiscal 1996.

The current ratio was 2.1 to 1 at December 31, 1995. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

The Company used $20,183,000 for investing activities in the first six months of fiscal 1996. The majority of these expenditures were for capital expenditures and related deferred preoperating expenses incurred in connection with the roofing plant in Shafter, California, which is currently in startup, and the construction of a new plant at the Company's Ennis, Texas facility to manufacture nonwoven fiberglass substrate materials and industrial facer products for the construction industry. This new nonwoven plant is scheduled to begin operations near the end of spring of 1996.

The Company is spending about $100 million in capital expenditures and related deferred preoperating startup costs over a three-year period on these two new facilities. As of December 31, 1995, cumulative total expenditures for this expansion program have been approximately $79.5 million. The new plants should provide the potential to significantly increase the Company's sales, earnings and cash flow when completed and operating at expected levels in the years ahead.

Net financing activities provided $5,922,000 in the first half of fiscal 1996, primarily resulting from increased long-term borrowings to finance the expansion program, partially offset by dividends on common stock.

The Company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company does not believe it will be required to expend amounts which will have a material adverse affect on the Company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the Company's industrial products operations utilize hazardous materials in their production process. As a result, the Company incurs costs for remediation activities at its facilities from time to time. The Company establishes and maintains reserves for remediation activities, when appropriate, in accordance with Statement of Accounting Standards No. 5, Accounting for Contingencies. Current reserves established for known or probable remediation activities are not material to the Company's financial position or results of operation.

Management believes that current cash and cash equivalents, cash flows from operations and its revolving credit facility should be sufficient during fiscal 1996 and beyond to fund the construction of the two new plants, other capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

                           PART II. OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on October 24, 1995 for the purpose of electing two directors and ratifying the appointment of the Company's independent auditors.

(b)      Directors Elected:                               NUMBER OF VOTES
                                                       ---------------------
                                                                   AUTHORITY
                                                         FOR       WITHHELD
                                                       --------    ---------
                                     Roy E. Campbell   8,209,663     70,993
                                     James E. Hall     8,196,805     83,851

         Other Directors Whose Term Continued After the Meeting:

                                     F.H. Callaway
                                     Phil Simpson (1)
                                     Robert M. Leibrock
                                     W.F. Ortloff

         (1) Mr. Simpson resigned as of a Director in January 1996 due to increased demands on his time from the rapid growth of Republic Group (formerly Republic Gypsum Company), where Mr. Simpson serves as Chairman of the Board, President and Chief Executive Officer.

(c) Other matters voted upon at the meeting and the number of affirmative votes, negative votes and abstentions.

                                             NUMBER OF VOTES
                             -----------------------------------------------
                             AFFIRMATIVE         AGAINST         ABSTENSIONS
                             -----------         -------         -----------
Ratification of Arthur        8,224,496           13,207            42,952
Andersen LLP as
independent auditors of
the Company for the fiscal
year ending June 30, 1996.

ITEM 6: Exhibits and Reports of Form 8-K

(a)    Exhibits:

       Exhibit (4.8):    Second Amendment dated December 15, 1995 to Loan
                         Agreement dated September 29, 1993 among Elcor
                         Corporation, NationsBank of Texas, N.A., as Issuer, and NationsBank Texas, N.A. as Administrative Lender.

       Exhibit (11):     Computation of Income Per Common and Common Equivalent
                         Share

       Exhibit (27):     Financial Data Schedule (EDGAR Submission only)

(b)    No reports on Form 8-K were filed during the quarter ended December
       31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ELCOR CORPORATION

DATE: February 13,1996                             /s/ Richard J. Rosebery
                                                   -----------------------------
                                                   Richard J. Rosebery
                                                   Executive Vice President,
                                                   Chief Administrative &
                                                   Financial Officer, and
                                                   Treasurer

                                                   /s/ Leonard R. Harral
                                                   -----------------------------
                                                   Leonard R. Harral
                                                   Vice President and Chief
                                                   Accounting Officer

                                 EXHIBIT INDEX

(a)      Exhibits:

         Exhibit (4.8):             Second Amendment dated December 15, 1995 to
                                    Loan Agreement dated September 29, 1993
                                    among Elcor Corporation, NationsBank of
                                    Texas, N.A., as Issuer, and NationsBank
                                    Texas, N.A. as Administrative Lender.

         Exhibit (11):              Computation of Income Per Common and Common
                                    Equivalent Share

         Exhibit (27):              Financial Data Schedule (EDGAR Submission
                                    only)