Form 10-Q
period 1996-03-31
ELCOR CORP
filed 1996-05-14
CIK 32017

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D. C. 20549

                                   ---------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ---------
For Quarter Ended March 31, 1996                   Commission File number 1-5341
                  --------------                                          ------

                              ELCOR CORPORATION
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

         DELAWARE                                                75-1217920
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                     75240-8871
- --------------------------------------------                     ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             (214) 851-0500
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

         As of close of business on May 1, 1996, Registrant had outstanding 8,765,535 shares of Common Stock, Par Value $1 per Share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (Unaudited, $ in thousands)

ASSETS                                                                3-31-96         6-30-95
                                                                    -----------     ----------
CURRENT ASSETS
     Cash and cash equivalents                                      $     2,708     $    3,731
     Trade receivables, less allowance of $427 and $306                  39,710         32,910
     Inventories -
           Finished goods                                                15,737          6,091
           Work-in-process                                                  769            658
           Raw materials                                                  5,710          4,952
                                                                    -----------     ----------
               Total inventories                                         22,216         11,701
                                                                    -----------     ----------

Prepaid expenses and other                                                2,739          2,931
Deferred income taxes                                                     2,168          2,136
                                                                    -----------     ----------
               Total current assets                                      69,541         53,409
                                                                    -----------     ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                  149,140        123,469
     Less - accumulated depreciation                                    (54,103)       (53,923)
                                                                    -----------     ----------
               Property, plant and equipment, net                        95,037         69,546
                                                                    -----------     ----------

DEFERRED PREOPERATING COSTS                                              10,189          5,640
NET ASSETS OF DISCONTINUED OPERATIONS                                     7,175          7,175
OTHER ASSETS                                                              2,341          1,363
                                                                    -----------     ----------
                                                                    $   184,283     $  137,133
                                                                    ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                    $    13,447     $   10,849
Accrued liabilities                                                      12,392         10,548
                                                                    -----------     ----------
               Total current liabilities                                 25,839         21,397
                                                                    -----------     ----------

LONG-TERM DEBT                                                           50,400         18,400
DEFERRED INCOME TAXES                                                     7,503          3,720

SHAREHOLDERS' EQUITY-
     Common stock                                                         8,802          8,802
     Paid-in-capital                                                     71,577         71,680
     Retained earnings                                                   20,849         14,316
                                                                    -----------     ----------
                                                                        101,228         94,798
     Less - Treasury stock, at cost, 36,531 and 74,063 shares              (687)        (1,182)
                                                                    -----------     ----------
               Total shareholders' equity                               100,541         93,616
                                                                    -----------     ----------
                                                                    $   184,283     $  137,133
                                                                    ===========     ==========


See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                                   Three Months Ended       Nine Months Ended
                                                                  --------------------    --------------------
                                                                   3-31-96     3-31-95     3-31-96     3-31-95
                                                                  --------    --------    --------    --------
SALES                                                             $ 50,048    $ 37,816    $143,938    $112,266
                                                                  --------    --------    --------    --------
COST AND EXPENSES
     Cost of sales                                                  38,875      27,736     109,254      82,265
     Selling, general and administrative                             7,312       7,388      21,417      20,433
                                                                  --------    --------    --------    --------
INCOME FROM OPERATIONS                                               3,861       2,692      13,267       9,568
                                                                  --------    --------    --------    --------
OTHER (INCOME) EXPENSE
     Interest expense (income), net                                     61          39         105        (115)
                                                                  --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                           3,800       2,653      13,162       9,683
     Provision for income taxes                                      1,479       1,039       5,054       3,746
                                                                  --------    --------    --------    --------
NET INCOME                                                        $  2,321    $  1,614    $  8,108    $  5,937
                                                                  ========    ========    ========    ========
INCOME PER COMMON AND COMMON EQUIVALENT
SHARE                                                             $    .26    $    .18    $    .92    $    .67
                                                                  ========    ========    ========    ========

DIVIDENDS PER COMMON SHARE                                        $    .06    $     --    $    .18    $     --
                                                                  ========    ========    ========    ========
AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                                   8,875       8,782       8,852       8,852
                                                                  ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, $ in thousands)

                                                                         Nine Months Ended
                                                                   -------------------------------
                                                                    3-31-96                3-31-95
                                                                   --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                       $  8,108               $  5,937
  Adjustments to reconcile net income
    to net cash from operating activities:

      Depreciation and amortization                                   2,655                  2,858
      Write-off of assets                                               558                     --
      Deferred income taxes                                           3,751                    456
      Changes in assets and liabilities:
        Trade receivables                                            (6,800)                 3,424
        Inventories                                                 (10,515)                 3,280
        Prepaid expenses and other                                      192                    (52)
        Accounts payable and accrued liabilities                      4,442                 (4,613)
                                                                   --------               --------

    Net cash provided by continuing operations                        2,391                 11,290
                                                                   --------               --------
    Net cash provided by discontinued
        operations                                                       --                    635
                                                                   --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES

    Additions to property, plant & equipment                        (28,528)               (28,366)
    Deferred preoperating costs                                      (4,705)                (4,230)
    Other                                                              (999)                   395
                                                                   --------               --------
    Net cash provided by (used for) investing
    activities                                                      (34,232)               (32,201)
                                                                   --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES

    Long-term borrowings                                             32,000                 17,800
    Dividends on common stock                                        (1,575)                    --
    Treasury stock transactions and other, net                          393                 (1,149)
                                                                   --------               --------

  Net cash provided by financing activities                          30,818                 16,651
                                                                   --------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,023)                (3,625)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        3,731                  5,919
                                                                   --------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  2,708               $  2,294
                                                                   ========               ========


See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended March 31, 1996, and 1995, but are, however, subject to year-end audit by the Company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter should not necessarily be considered as indicative of results for a full fiscal year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1995.

During the three-month period ended March 31, 1996, net income increased 44% to $2,321,000 from $1,614,000 for the same three-month period last year. Sales increased 32% compared to the same prior year quarter. The increases in sales and income were primarily attributable to increased production and shipments of premium laminated fiberglass asphalt shingles in the Roofing Products Group.

Roofing Products

Sales and operating profit in the Roofing Products Group for the three-month period ended March 31, 1996 were significantly higher compared to the same period in the prior year, primarily as a result of increased production and shipments of the Company's patented Enhanced High Definition(R) and Raised Profile(TM) Prestique(R) premium laminated fiberglass asphalt shingles. In addition, average selling prices improved over the prior year quarter and transportation costs were lower. Although sales from existing plants increased, the new plant at Shafter, California accounted for a significant part of the sales increase. This major new plant achieved its production performance criteria in February 1996. Accordingly, the Company ended capitalizing startup costs for this plant. During the three-month period ended March 31, 1996, costs of $584,000 were capitalized at the Shafter facility prior to the plant reaching its production performance criteria.

Demand is expected to remain good in the Company's major market areas for the remainder of fiscal 1996. However, quarterly earnings are expected to be affected by operating losses at the new Shafter facility until the plant's operating level and product mix reach its break-even point.

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

Industrial Products

Sales in the Industrial Products Group for the three months ended March 31, 1996 decreased compared to the prior year quarter. The Group reported a small operating loss for the three months ended March 31, 1996 compared to an operating profit in the prior year quarter. Chromium Corporation's customers have reduced shipment orders due to model changes and inventory adjustments. These factors have resulted in decreased sales at Chromium, which led to a small operating loss for this subsidiary during the three months ended March 31, 1996. These trends are expected to continue to result in reduced sales and lower operating results for Chromium in the fourth quarter of fiscal 1996 as compared to the prior year.

Ortloff Engineers LTD. recorded lower patent licensing income during the three month period ended March 31, 1996, as compared to the same quarter in the prior year. However, this subsidiary expects a significant improvement in patent licensing revenues in the fourth quarter of fiscal 1996 which should result in an overall improvement in profitability for the Industrial Products Group in the fourth quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995.

CHANGES IN THE NINE-MONTH PERIOD ENDED MARCH 31, 1996, AS COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1995.

During the nine-month period ended March 31, 1996, net income increased 37% to $8,108,000 from $5,937,000 in the same period last year. Sales increased 28% compared to the comparable prior year period. The increases in sales and income were primarily attributable to increased shipments in the Roofing Products Group during the nine-month period ended March 31, 1996.

Roofing Products

Sales in the Roofing Products Group for the first nine months of fiscal 1996 increased compared to the same period last year and operating profit was substantially higher. Increased shipments, higher prices and lower transportation costs improved both sales and operating profit for the Roofing Products Group. Sales from the new plant at Shafter, California accounted for a significant part of the sales increase. During the nine-month period ended March 31, 1996, costs of $3,913,000 were capitalized as deferred preoperating costs for the Shafter facility before this plant reached its production performance criteria in February 1996.

Asphalt and glass fiber raw material costs were significantly higher in the first nine months of fiscal 1996 as compared to the same period in the prior year. However, the Company was able to implement price increases to offset these higher raw material costs.

Industrial Products

Sales in the Industrial Products Group for the first nine months of fiscal 1996 decreased and the Group reported lower operating profit compared to the same prior year period due to reduced shipments at Chromium Corporation as a result of Chromium's customers reducing orders due to model changes and inventory adjustments. In addition, Ortloff Engineers LTD. recorded lower patent licensing income.

Operating Costs

The Company's overall gross margin on sales was 24.1% in the fiscal 1996 period compared to 26.7% in the same fiscal 1995 period. The reduction in gross margin percentage to sales is primarily attributable to significantly higher sales with losses during the first year at the new Shafter facility. Selling, general and administrative costs as a percentage of sales were 14.9% for the fiscal 1996 period compared to 18.2% for the same fiscal 1995 period. During fiscal 1995, the Company established a larger sales organization to better serve growing market areas. This larger organization has been able to service the increase in sales orders without a proportionate increase in overall selling costs.

FINANCIAL CONDITION

Total invested capital at March 31, 1996 was $150,941,000. Long-term debt represented 33% of total capitalization. At March 31, 1996, $17,318,000 was available under the Company's $70 million unsecured revolving line of credit.

In September 1994, the Company's Board of Directors authorized the purchase of up to $10 million of the Company's common shares from time to time on the open market to be used for general corporate purposes. As of March 31, 1996, 94,800 shares with a cumulative cost of $1,440,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the Company's regular quarterly cash dividend at six cents per common share.

Cash generated by operations for the nine month period ended March 31, 1996 was $2,391,000. Working capital increased $11,690,000 primarily as a result of a $6,800,000 increase in receivables and a $10,515,000 increase in inventory since June 30, 1995. The increase in receivables at March 31, 1996 is primarily due to the higher level of sales and seasonal marketing programs to certain customers that provided deferred payment terms. The deferred receivables are primarily due in the May 1996 through July 1996 timeframe. The significant increase in finished goods inventories is primarily due to higher production during the quarter with the addition of the new Shafter plant and building inventories for the seasonally stronger months from spring through fall.

The current ratio was 2.7 to 1 at March 31, 1996. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

The Company used $34,232,000 for investing activities in the first nine months of fiscal 1996. The majority of these expenditures were for capital expenditures and related deferred preoperating expenses incurred in connection with the completion of the new roofing plant in Shafter, California, and the construction of a new plant at the Company's Ennis, Texas facility to manufacture nonwoven fiberglass substrate materials for roofing products and industrial facer products for the construction industry. The new nonwoven plant is nearing completion, and initial testing should be underway before the end of fiscal 1996. The new facility is expected to begin supplying the Company's three manufacturing plants with its nonwoven fiberglass mats this summer.

The Company is spending about $100,000,000 in capital expenditures and related deferred pre-operating startup costs over a three-year period on the two new facilities. As of March 31, 1996, cumulative total expenditures for this expansion program have been about $92,000,000. The new plants should provide the potential to significantly increase the Company's sales, earnings and cash flow when completed and operating at expected levels in the years ahead.

Net financing activities provided $30,818,000 in the first nine months of fiscal 1996, primarily resulting from a $32,000,000 increase in long-term borrowings to finance the expansion program, partially offset by dividends on common stock.

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

Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 1996 and beyond to fund the remainder of its current expansion program, other capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements. Management also believes its revolving credit facility could be amended to provide additional cash resources.

                           PART II. OTHER INFORMATION

ITEM 1:    Legal Proceedings

GAF Patent Litigation

      The District Court for the Northern District of Texas ordered GAF and Elk Corporation of Dallas to submit the design and utility patent cases to mediation. In mid-April 1996, the mediation was held but did not result in a resolution of the cases.

      The May 6, 1996 trial date for the design patent case has been continued to be reset at a later date. The utility patent case remains set for trial on September 16, 1996.

Frontier Chemical Site

      Certain Phase I and Phase II PRPs have instituted proceedings seeking recovery of approximately $1.2 million in proceeds from a closure bond posted with the State of New York by the operators of the Frontier Site. If such proceedings are successful, participating Phase I and Phase II PRPs will share in any recovery.

      For further information and background on the above matters, see "Part I,
      Item 3. Legal Proceedings" in the Company's Annual Report on Form 10K for the year ended June 30, 1995.

ITEM 6:    Exhibits and Reports of Form 8-K

      (a)  Exhibits:

           Exhibit (11):    Computation of Income Per Common and Common
                            Equivalent Share

           Exhibit (27):    Financial Data Schedule (EDGAR Submission only)

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ELCOR CORPORATION



DATE: May 13, 1996                     /s/ Richard J. Rosebery
      -------------------              -----------------------------------------
                                       Richard J. Rosebery
                                       Executive Vice President,
                                       Chief Administrative & Financial Officer,
                                       and Treasurer



                                       /s/ Leonard R. Harral
                                       -----------------------------------------
                                       Leonard R. Harral
                                       Vice President and Chief
                                       Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
- -------        -----------
  11           Computation of Income per Common and Common Equivalent Share

  27           Financial Data Schedule