Form 10-K
period 1996-06-30
ELCOR CORP
filed 1996-09-30
CIK 32017

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1996            COMMISSION FILE NUMBER 1-5341
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

       Registrant's telephone number, including area code: (972) 851-0500


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

                                      NONE
                             ---------------------
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X      No ____

     The aggregate market value of Common Stock held by nonaffiliates as of September 5, 1996, was $138,720,615. This amount is based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 5, 1996. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are "Affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

     As of the close of business on September 5, 1996, the Registrant had 8,757,117 shares of Common Stock outstanding.

     Documents incorporated by reference. Listed below are the documents, any portion of which are incorporated by reference and the parts of this report into which such portions are incorporated:

                    PROXY STATEMENT DATED SEPTEMBER 20, 1996
                             PART III OF FORM 10-K

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I



Item 1.  Business.

         Elcor Corporation (Registrant), incorporated in 1965 as a Delaware corporation, is a publicly held corporation headquartered in Dallas, Texas. Shares of the Registrant's common stock are traded on the New York Stock Exchange with the ticker symbol - ELK.

Lines of Business.

         Roofing Products

         The Registrant, through Elk Corporation of Dallas and its subsidiaries
(Elk), is engaged in the manufacture and sale of premium laminated fiberglass asphalt residential roofing shingles and accessory products. Elk also manufactures and sells nonwoven fiberglass roofing mats for use in manufacturing asphalt roofing products, and nonwoven mats for use in other industrial applications. Elk is nearing completion of a $100 million expansion program to significantly increase its manufacturing capacity for premium laminated fiberglass asphalt shingles and nonwoven fiberglass mats.

         Elk's premium laminated fiberglass asphalt shingle manufacturing plants are located in Tuscaloosa, Alabama, Ennis, Texas, and a new plant in Shafter, California, which achieved its performance test level of operations effective March 1, 1996. Capital expenditures, including deferred preoperating and start-up costs, for the new plant were about $55 million. The new plant has the potential to increase Elk's capacity for manufacturing premium laminated fiberglass asphalt shingles by more than 65%.

         The major products manufactured at Elk's roofing plants are premium laminated fiberglass asphalt shingles sold under its brand names: Prestique(R) Plus, Prestique(R) I, Prestique(R) II and Capstone(R). In fiscal 1995, Elk introduced Prestique premium laminated fiberglass asphalt shingle product lines with the patented Enhanced High Definition(R) and Raised Profile(TM) look. In addition, Elk also manufactures premium fiberglass asphalt hip and ridge products: Seal-a-Ridge(R) and Z(R) ridge brands.

         Elk's roofing products are sold by employee sales personnel primarily to non-owned distributors, delivery being made by common carrier or by customer vehicles from the manufacturing plants. Elk's products are distributed in more than 40 states with Texas, California and Florida representing the largest market areas. During fiscal 1996, Elk expanded its marketing and sales efforts in the Northwestern and Midwestern United States. Elk expects these regions to provide significant growth opportunities in fiscal 1997 and beyond. The Roofing Products segment accounted for approximately 91% of consolidated sales of the Registrant in fiscal 1996. One customer, ABC

Supply Co. Inc., accounted for 13% of consolidated sales in fiscal 1996 and 11% of consolidated sales in fiscal 1995.


         At June 30, 1996, Elk had begun start-up operations of a major new fiberglass mat manufacturing facility, which will operate in parallel to its
existing fiberglass mat manufacturing facility at its Ennis, Texas plant.   It
will manufacture nonwoven fiberglass roofing mats and industrial mats for facer products. The new plant will have the potential to more than triple present manufacturing capacity for nonwoven fiberglass mats. Capital expenditures, including deferred preoperating and start-up costs for the new plant addition, are estimated to be about $45 million. The new plant is expected to achieve its performance test level of operations in the first half of fiscal 1997.


         Elk's nonwoven fiberglass roofing mats are used in the production of its premium roofing products and are sold by employee sales personnel to other asphalt roofing products manufacturers. In addition, nonwoven mats are sold to manufacturers of construction and industrial products which use such mats in their products, and to distributors of industrial filtration products. Elk's nonwoven mats are shipped by common carrier to its other roofing plants and to its customers' locations.

         Industrial Products

         The Registrant, through Chromium Corporation (Chromium), is engaged in the remanufacture of diesel engine cylinder liners and tin plating of pistons, including hard chrome plating of cylinder bores, primarily for the railroad, marine, and stationary power industries; and hard chrome plating of original equipment cylinder liners and tin plating of pistons for major domestic locomotive manufacturers and stationary power equipment manufacturers.
Chromium is also engaged in electroless shielding of plastic enclosures for telecommunications, medical electronic and other electronic equipment which is designed to control the level of electromagnetic and radio frequency interference (EMI/RFI) emissions generated by electronic components. Sales are generated by employee sales personnel, with delivery made primarily by common carrier. Chromium's sales accounted for less than 10% of consolidated sales of the Registrant in fiscal 1996.

         Another unit of the Registrant, OEL, LTD., d/b/a Ortloff Engineers, LTD. (Ortloff), is engaged in providing technology licensing and engineering support services, and in providing engineering consulting services to the oil and gas production, gas processing and sulfur recovery industries. Ortloff licenses technology covered by and related to eleven patents owned by the Registrant for use in new or redesigned natural gas and refinery gas processing facilities and utilizes technology licensed from others and its own expertise in the performance of consulting and engineering assignments. Ortloff continues to develop and patent improved processes for natural gas processing. One new patent was issued in the first quarter of fiscal 1997 and two additional new patents are expected to issue during fiscal 1997. Some new patent applications are currently being developed for submittal in fiscal 1997. These efforts reflect Ortloff's commitment to continually update and advance its technological position.

         Patent license fees are calculated by standard formulas that take into account both specific project criteria and market conditions, adjusted for special conditions that exist in a project. Engineering consulting assignments are performed under consulting services agreements at negotiated rates.

Competitive Conditions.

         Roofing Products

         Even though the asphalt roofing products manufacturing business is highly competitive, the Registrant believes that Elk is a leading manufacturer of premium laminated fiberglass asphalt shingles. Elk has been able to compete successfully with its competitors, some of which are larger in size and have greater financial resources.

         There are a number of major national and regional manufacturers marketing their products in a portion or all of the market areas served by the Registrant's plants. The Registrant competes primarily on the basis of product quality, design and service. Typically, the Registrant is able to sell its roofing products at higher prices than its competitors.

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

         The Registrant believes that it holds significant state-of-the-art patents covering some of the most competitive processes for the separation of ethane and heavier hydrocarbon liquids from refinery and natural gas streams. The Registrant believes that Ortloff has widely recognized expertise in the design and operation of facilities for natural gas liquids recovery, sulfur recovery and field processing of sour crude oil and natural gas production.

Backlog.

         Backlog was not significant, nor is it material, in the Registrant's operations.

Raw Materials.

         Roofing Products

         In the asphalt roofing products manufacturing business, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. All of these materials are presently available from several sources and are in adequate supply. Historically, the Registrant has been able to pass some of the higher raw material and transportation costs through to the customer. Costs of raw materials, including asphalt and glass fibers, increased during fiscal 1996. The Registrant implemented modest price increases during the year to offset the impact of higher raw material costs.

         Industrial Products

         In the Registrant's business of hard chrome plating and remanufacturing diesel engine cylinder liners and large bore cylinder liners, chromic acid is a significant raw material which is presently available from a number of domestic suppliers. The Registrant believes these domestic suppliers obtain the ore for manufacturing chromic acid principally from sources outside the United States, some of which may be subject to political uncertainty. The Registrant has been advised by its suppliers that they maintain substantial inventories of chromic acid in order to minimize the potential effects of foreign interruption in ore supply. In the electroless shielding business, copper and nickel are the significant raw materials. These materials are presently available and are in adequate supply.

         No raw materials are utilized in the Registrant's engineering consulting and technology licensing business.

         Patents, Licenses, Franchises and Concessions.

         The Registrant holds certain patents, particularly in its engineering consulting and licensing business, which are significant to its operations. However, the Registrant does not believe that the loss of any one of these patents or of any license, franchise or concession would have a material adverse effect on the Registrant's overall business operations. The Registrant, through its subsidiary, Elk Corporation of Dallas, is involved in litigation against GAF Building Materials Corporation concerning design and utility patents covering aspects of Elk's High Definition shingles. Refer to
Item 3 "Legal Proceedings" for a more detailed discussion of this matter.

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

         The Registrant anticipates that its subsidiaries will incur costs to comply with Environmental Laws, including correcting existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment.
Neither these expenditures nor other activities initiated in compliance with Environmental Laws is expected to have a material impact on the consolidated financial position, net earnings or liquidity of the Registrant.

         Persons Employed.

         At June 30, 1996, the Registrant and its subsidiaries had 715 employees.

         Extended Payment Terms.

         In some years, the Registrant's roofing products business grants extended payment terms to certain customers for some product shipments during the late winter and early spring months, with payment generally due during the summer months. As of June 30, 1996, $6,861,000 in receivables relating to such shipments were outstanding, the majority of which were collected in the first quarter of fiscal 1997.

         Seasonal Business.

         The Registrant's industrial products businesses are substantially nonseasonal. However, the Registrant's roofing products manufacturing business is seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in its marketing areas typically limits the installation of residential roofing products which causes sales to decrease during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen months depending upon the extent of roof damage. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.


Information as to Industry Segments.

         For Financial Information by Company Segments, see the table on page 35 of this Annual Report on Form 10-K.


Executive Officers of the Registrant.

         Certain information concerning the Registrant's executive officers is set forth below:

                                                                                         Period                Age as of
                                                                                         Served                  Sept. 1,
       Name                       Title                                                 as Officer                1996
- ------------------        ---------------------                                         ----------             ---------
Roy E. Campbell           Chairman of the Board,                                          31 years                70
                          Chief Executive Officer
                          and President of Elcor
                          Corporation; Director of
                          all subsidiaries and
                          Chairman of certain
                          subsidiaries

Richard J. Rosebery       Executive Vice President,                                       21 years                61
                          Treasurer, Chief  Administrative
                          and Financial Officer of Elcor
                          Corporation;  Director of Elcor
                          Corporation; Officer of all subsidiaries
                          and President and/or Director of
                          certain subsidiaries

Harold K. Work            Executive Vice President                                        14 years                63
                          of  Elcor Corporation; Director of
                          Elcor Corporation; Chief Executive
                          Officer, President and Director of
                          Elk Corporation of Dallas, a subsidiary,
                          and Director and Chief Executive Officer
                          of its subsidiaries

David G. Sisler           Vice President, General Counsel and                               1 year                38
                          Secretary of Elcor Corporation; Officer
                          of all subsidiaries

Leonard R. Harral         Vice President and Chief                    3 years               44
                          Accounting Officer of
                          Elcor Corporation

James J. Waibel           Vice President Administration               3 years               52
                          of Elcor Corporation


         All of the executive officers except Mr. Sisler have been employed by the Registrant or its subsidiaries in responsible management positions for more than the past five years. In October 1993, Mr. Rosebery and Mr. Work were elected as Executive Vice Presidents of the Registrant. Previously Mr. Rosebery was Vice President, Treasurer and Chief Financial Officer. Mr. Work was Vice President. In July 1996, Mr. Rosebery and Mr. Work were appointed as Directors of the Registrant. In October 1993, Mr. Harral and Mr. Waibel were elected as Vice Presidents. Previously Mr. Harral was Chief Accounting Officer and Mr. Waibel was Assistant Vice President Administration.

         On August 14, 1995, Mr. Sisler was appointed by the Board of Directors as Vice President, General Counsel and Secretary of the Registrant. Mr. Sisler was employed by Central and South West Corporation from 1991 to 1995, most
recently as a Senior Attorney.   From 1989 to 1991, Mr. Sisler was employed by
Johnson & Gibbs, a private law firm. Mr. Sisler's responsibilities included corporate, securities and other business legal matters in several industries.

         Officers are elected annually by the Board of Directors.

Item 2.  Properties.

         All significant facilities are owned and unencumbered by liens in favor of nonaffiliates except as discussed herein.

         Roofing Products

         Asphalt roofing products are manufactured at plants located at Tuscaloosa, Alabama, Ennis, Texas and Shafter, California. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured at a plant located at Ennis, Texas. A new plant at the Ennis, Texas facility to manufacture nonwoven fiberglass roofing mats, nonwoven fiberglass and industrial facer material for the construction industry has begun start-up operations and is expected to achieve its performance test level of operations in the first half of fiscal 1997.

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

         The Ortloff engineering and licensing group is located in leased offices in Midland, Texas.

         Corporate Offices

         The Registrant's corporate headquarters is located in leased offices in Dallas, Texas.

         In addition, the Registrant or its subsidiaries own the following properties which are being held for sale or lease:

         (a) Former concrete roof tile plant site in North Miami currently held for sale.

         (b) Land and buildings in Waco, Texas, formerly used in the solid waste baler manufacturing business. This facility is currently subject to a lease/purchase agreement.

         (c) Land in Tulsa, Oklahoma, purchased for use by the former engineering and construction business. This property has a pending contract for sale.

         (d) Land and buildings in Midland, Texas, formerly used in the engineering and construction business currently held for sale.


Item 3. Legal Proceedings.

GAF Patent Litigation

         On February 8, 1994, Elk Corporation of Dallas (Elk of Dallas) was granted a design patent covering the ornamental aspects of its High Definition(R) and Raised Profile(TM) shingles. On December 6, 1994, Elk of Dallas was granted a utility patent on the functional aspects of the High Definition and Raised Profile shingles. Elk of Dallas has sued GAF Building Materials Corporation and related entities (collectively, GAF) in federal court for infringement of these patents. In the design patent case, Elk of Dallas seeks to recover as damages the total profit that GAF has made from the infringing shingles. In the utility patent case, Elk of Dallas seeks to recover as damages a reasonable royalty on GAF's sales of infringing shingles and certain lost profits.

         GAF seeks a declaratory judgement that the Elk of Dallas patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for unfair competition, Lanham Act violations based on alleged false advertising, and common law fraud, generally praying for damages of not less than $25 million including actual and punitive damages, plus interest, costs, and reasonable attorneys' fees. Elk of Dallas disputes GAF's claims, and management intends vigorously to defend them and to enforce its intellectual property rights. In mid-April 1996, a court ordered mediation was held but did not result in resolution of the cases. No dates have been set for trial in the design patent case or the utility patent case, but trials are expected in the first half of calendar 1997.

         While management can give no assurances regarding the ultimate outcome of the litigation, outside counsel believe that Elk of Dallas will prevail on its patent and trade dress claims and that Elk of Dallas will defeat GAF's counterclaims. Even if the outcome were to be adverse to Elk of Dallas, it is not expected to have a material effect on the Registrant's financial position or liquidity.


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


         In September 1993, Chromium entered into an Administrative Order on Consent with USEPA without admitting any liability for USEPA findings or determinations. Chromium agreed along with the other parties to the order to perform Phase I response activities at the Site and to reimburse USEPA for response costs incurred by USEPA at the Site. All of the PRP drums were removed from the Frontier Chemical Royal Avenue Site. The work was concluded in May 1994 and the PRP group of which Chromium was a part filed its final report on May 30, 1995. Chromium was assessed a total of $109,250 under the final assessment dated July 7, 1995, an additional amount of approximately $21,000 above what it had already paid. The assessment was based on an estimated total cost of approximately $4 million. Chromium's total obligation cannot be calculated until its PRP group can determine what portion of its assessments are uncollectible. Further, USEPA cost reimbursement has not been resolved and is the subject of review.



         Phase II of the response action involves the removal of waste from process tanks at the Site. USEPA has issued Notice Letters to additional PRPs for Phase II. To date, the Registrant has not been named as a PRP in Phase II and does not expect to be. Estimated costs have been provided for Phase II but have not been provided for any additional phases of cleanup.



         Certain Phase I and Phase II PRP's instituted proceedings to intervene in a suit brought by the New York Attorney General seeking recovery of approximately $1.2 million in proceeds from a closure bond posted with the State of New York by the operators of the Frontier Site. If such proceedings are successful, participating Phase I and Phase II PRP's will share in any recovery with the State of New York.


         Management of the Registrant believes that the final disposition of this matter will not have a material adverse effect on the consolidated results of operations, financial position, or liquidity of the Registrant.

Gibraltar Tort Litigation


         In December 1995 through August 1996, Chromium Corporation was named a defendant in four separate tort lawsuits brought by the same attorneys on behalf of plaintiffs who allege unspecified personal injuries and property damages associated with the operation of a licensed hazardous waste treatment, storage and disposal facility in Smith County, Texas known as the Gibraltar facility. In Tangee Daniels, et al. v. Akzo Nobel Chemicals, Inc. et al., which is pending in Dallas County District Court, seven plaintiffs originally sued the current and former owners and operators of the facility, and later joined 51 defendants, including Chromium and several Fortune 500 companies, as generators of waste sent to the facility. Marti Williams, et al. v. Akzo Nobel Chemicals, Inc. et al., is a related action pending in Smith County, Texas brought by four plaintiffs against the facility owners and operators and the "generator" defendants. The Williams plaintiffs have made class action allegations but have not filed a motion to certify the class. The third case, Steich v. Akzo Nobel Chemicals, Inc. et al., also was brought on behalf of several plaintiffs in Smith County, Texas and involved the same defendants as the other two cases. In June 1996, however, the plaintiffs in Steich voluntarily dismissed the "generator" defendants, including Chromium, from the case without prejudice to refile. In August 1996, Chromium and the other "generator" defendants were named in Adams v. American Ecology Environmental Services Corporation, a suit brought in Tarrant County, Texas on behalf of approximately 650 plaintiffs.



         In connection with the four cases, Chromium has entered into joint defense agreements with more than twenty other generator defendants. Chromium has also demanded a defense and indemnity from the facility owners pursuant to the waste disposal contract and from Chromium's insurers. To date, the facility owners have not responded and the insurers have declined or failed to accept the defense and indemnity obligation. Chromium intends to pursue its defenses vigorously.



         The three cases naming Chromium are in the early stages of discovery. The court in Daniels has approved an agreed trial date of June 2, 1997, but no trial date has been set in the Williams or Adams cases. Management believes that the claims brought against Chromium in the three cases are without merit. While management can give no assurances regarding the ultimate outcome of this litigation, it believes that it will not have a material adverse effect on the consolidated results of operations, financial position or liquidity of the Registrant.

Chromium/TWC Settlement

         In October 1991, the Texas Water Commission ("TWC") sent Chromium a Notice of Executive Director's Preliminary Report and Petition for a TWC Order Assessing administrative Penalties and Requiring Certain Actions of Chromium (the "Petition"). This Petition alleged several violations of TWC rules and recommended that Chromium be assessed $134,800 in penalties and ordered to perform technical, procedural, assessment and remedial activities at Chromium's Lufkin, Texas facility only ("Technical Recommendations"). Chromium timely answered this notice and negotiated an Agreed Order in settlement of this case, which the Commission executed on May 19, 1993. Under the Agreed Order, $74,800 of Chromium's penalties will be deferred and forgiven contingent on completion of the Technical Recommendations. The remaining $60,000 penalty has been paid. Chromium already has complied with many of the Technical Recommendations, and, working with the Texas Natural Resource Conservation Commission ("TNRCC"), TWC's successor, will implement the remainder on a schedule set forth in the Agreed Order.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

         Inapplicable.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
          Matters.

         The principal market on which the Registrant's Common Stock is traded is the New York Stock Exchange. The Boston, Midwest, Philadelphia and Toronto Stock Exchanges have granted unlisted trading privileges for the Registrant's Common Stock. There were 1,113 holders of record of the Registrant's Common Stock at September 5, 1996.

         The high and low prices in dollars per share and quarterly dividends per share on Registrant's Common Stock for each quarter during fiscal year 1996 and fiscal year 1995 are set forth in the following tables:


   Period                          Dividend                  High               Low
   ------                          --------                  ----               ---
Fiscal 1996

       First Quarter                 $ .06                  23 7/8             18 3/4
       Second Quarter                  .06                  21 3/4             18 7/8
       Third Quarter                   .06                  25 1/2             21 1/8
       Fourth Quarter                  .06                  24 3/8             17 1/8

Fiscal 1995

       First Quarter                 $   -                  25 1/2             15 3/4
       Second Quarter                    -                  17 5/8             14 1/8
       Third Quarter                     -                  17 5/8             13
       Fourth Quarter                    -                  22 7/8             16


         The Registrant's Board of Directors has authorized the purchase of up to $10,000,000 of the Registrant's common shares from time to time on the open market to be used for general corporate purposes. As of June 30, 1996, 94,800 shares with cumulative cost of $1,440,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the Registrant's regular quarterly cash dividend at six cents per common share. No cash dividends were paid in fiscal 1995.

         The limitations affecting the future payment of dividends by Registrant imposed as a part of the Registrant's revolving credit agreement, are discussed under the caption "Notes to Consolidated Financial Statements" under the heading "Long-Term Debt" on page 28 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data.

         The following selected consolidated financial data for each of the five years in the period ended June 30, 1996 have been derived from the audited consolidated financial statements of the Registrant included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ In thousands, except per share data)                             Year Ended June 30,
- -----------------------------------------------------------------------------------------------------------------

                                                  1996(1)       1995      1994(2)     1993(2)     1992(2)

- -----------------------------------------------------------------------------------------------------------------

SALES . . . . . . . . . . . . . . . . . . .      $196,462     $159,061   $157,031    $161,431    $138,309
                                                 ========     ========   ========    ========    ========
INCOME (LOSS):
     From continuing operations . . . . . .      $ 10,284     $  9,558   $ 15,571    $ 15,366    $  6,057
     From discontinued operations . . . . .             -            -     (1,494)       (606)     (1,713)
                                                 --------     --------   --------     --------   --------
     Before extraordinary items and
          cumulative effect of accounting
          change  . . . . . . . . . . . . .        10,284        9,558     14,077      14,760       4,344
EXTRAORDINARY ITEMS AND CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE  . . . . .             -            -        668       3,017       3,974
                                                 --------     --------   --------    --------    --------
NET INCOME  . . . . . . . . . . . . . . . .      $ 10,284     $  9,558   $ 14,745    $ 17,777    $  8,318
                                                 ========     ========   ========    ========    ========

INCOME (LOSS) PER SHARE:
     From continuing operations . . . . . .      $   1.16     $   1.08   $   1.75    $   2.00    $    .83
     From discontinued operations . . . . .             -            -       (.17)      ( .08)       (.24)
                                                 --------     --------   --------    --------    --------
     Before extraordinary items and
          cumulative effect of accounting
          change  . . . . . . . . . . . . .          1.16         1.08       1.58        1.92         .59
     Extraordinary items and
          cumulative effect of
          accounting change . . . . . . . .             -            -        .07         .39         .54
                                                 --------     --------    -------    --------    --------
NET INCOME  . . . . . . . . . . . . . . . .      $   1.16     $   1.08   $   1.65    $   2.31    $   1.13
                                                 ========     ========   ========    ========    ========

TOTAL ASSETS  . . . . . . . . . . . . . . .      $192,128     $137,133   $108,233    $ 89,737    $ 69,554
                                                 ========     ========   ========    ========    ========

LONG-TERM DEBT  . . . . . . . . . . . . . .      $ 53,000     $ 18,400   $      -    $      -    $ 23,257
                                                 ========     ========   ========    ========    ========

SHAREHOLDERS' EQUITY  . . . . . . . . . . .      $102,198     $ 93,616   $ 85,229    $ 69,747    $ 20,586
                                                 ========     ========   ========    ========    ========

CASH DIVIDENDS PER SHARE  . . . . . . . . .      $    .24     $      -   $      -    $      -    $      -
                                                 ========     ========   ========    ========    ========



(1) 1996 results include $1,595 in pretax charges in connection with a provision for the adoption of SFAS No. 121 and a previous reduction in value of certain other assets.

(2)    1994, 1993 and 1992 results include $1,706, $238 and $1,472 in pretax charges, respectively, incurred in connection with the closed Chromium Chicago plant. 1994 results include $82 in losses, net of tax, on the disposal of a discontinued operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

During the fiscal year ended June 30, 1996, sales increased 24% and net income increased to $10,284,000 from the $9,558,000 achieved in the prior fiscal year. The significant increase in sales is primarily attributable to increased shipments in the Roofing Products Group. Net income was 8% higher in fiscal 1996 as compared to the prior fiscal year despite an operating loss at the new Shafter, California roofing plant, which achieved its performance test level of operations effective March 1, 1996 and a $1,595,000 pretax provision for the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " and the reduction in value of certain other assets during the year.

Sales for the Roofing Products Group increased 28% in fiscal 1996 compared to fiscal 1995, primarily as a result of a 23% increase in shipments of premium laminated fiberglass asphalt shingles in fiscal 1996. Sales from the new plant at Shafter, California accounted for a significant part of the increased shipments. Average selling prices were slightly higher nationally in the current fiscal year and transportation costs in the Western states were lower
due to shipments originating from the Shafter plant.   Operating profit in
fiscal 1996 was $22,124,000 compared to $18,015,000 in the prior fiscal year despite incurring a significant operating loss in fiscal 1996 at the Shafter
facility in its start-up year.   Asphalt and glass fiber raw material costs
were higher in fiscal 1996 than in fiscal 1995. However, the Company was able to implement price increases to offset these higher raw material costs.

Demand is expected to remain good in the Company's major market areas in fiscal 1997. However, earnings are expected to be affected by operating losses at the new Shafter facility until the plant's operating level and product mix reach its break-even point. The Company's new plant at its Ennis, Texas facility to manufacture nonwoven fiberglass roofing mat and industrial facer products for the construction industry is expected to become operational in the first half of fiscal 1997 but is not expected to have a significant effect on profitability in fiscal 1997.



Revenues for the Industrial Products Group decreased 10% in fiscal 1996 to $17,930,000 from $19,960,000 in the prior fiscal year as a result of Chromium Corporation's customers reducing orders during fiscal 1996 due to model changes and inventory adjustments. Shipments of hard chrome plated diesel engine cylinder liners and remanufactured pistons for the railroad, marine and stationary power industries were significantly reduced in fiscal 1996 compared to the prior fiscal year. Revenues relating to conductive coatings of plastic enclosures for electronic equipment did not significantly change in fiscal 1996 compared to fiscal 1995. The Industrial Products Group reported a $302,000 operating loss in fiscal 1996 compared to a $2,099,000 operating profit in fiscal 1995 as a result of the reduction in revenues, lower operating income from engineering consulting services and licensing of patents in the cryogenic processing of natural gas and refinery gas streams by Ortloff Engineers, Ltd., and $1,037,000 in charges relating to the reduction in value of assets at Chromium's Cleveland plant upon adoption of Statement of Financial Accounting Standards No. 121 in the fourth quarter of fiscal 1996.

The Company's overall gross margin on sales was 23% in fiscal 1996 compared to 27% in fiscal 1995. The reduction in the gross margin percentage is primarily attributable to significantly higher sales with operating losses at the new Shafter facility. Selling, general and administrative costs (SG&A) as a percentage of sales were 15% for fiscal 1996 compared to 17% in fiscal 1995. During fiscal 1995, the Company established a larger sales organization to better serve growing market areas. This larger organization has been able to service a significant increase in sales orders without a proportionate increase in overall selling costs.


FISCAL 1995 COMPARED TO FISCAL 1994

During the fiscal year ended June 30, 1995, income from continuing operations decreased to $9,558,000 from the $15,571,000 achieved in the prior fiscal year despite a 1% increase in sales in fiscal 1995. Increased sales and a significant turnaround in operating results in the Industrial Products Group were offset by slightly lower sales and lower operating income for the Roofing Products Group. Fiscal year 1994 included a $1,494,000 loss relating to its discontinued solid waste baler manufacturing subsidiary and a $668,000 gain from adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Sales for the Roofing Products Group were slightly lower in fiscal 1995 than for fiscal 1994 despite a 6% increase in shipments of premium laminated fiberglass asphalt shingles in fiscal 1995. Average net selling prices were 5% lower in fiscal 1995. Operating profit in fiscal 1995 was $18,015,000 compared to $31,415,000 in the prior year. Late in the first quarter of fiscal 1995, the Company introduced enhanced versions of its patented High Definition(R) Prestique(R) Plus and Prestique(R) I product lines and Raised Profile(TM) Prestique(R) II premium laminated fiberglass asphalt shingles. The higher cost of introducing these new products, together with pricing adjustments, higher transportation costs and lower production to reduce inventory levels during the seasonally slower winter months significantly reduced operating results during fiscal 1995 as compared to the prior year.

Revenues for the Industrial Products Group increased 16% in fiscal year 1995 to $19,960,000 from $17,198,000 in the prior fiscal year. Increased sales volume was achieved for many of Chromium Corporation's product lines, including hard chrome plated diesel engine cylinder liners and remanufactured pistons for the railroad, marine and stationary power industries and conductive coatings of plastic enclosures for electronic equipment. An operating profit of $2,099,000 was achieved by the Industrial Products Group in fiscal 1995 compared to a $2,804,000 operating loss in the prior year as a result of higher sales volumes and reduced operating costs at Chromium. Costs of $1,706,000 incurred in connection with a closed Chromium plant were included in the fiscal 1994 operating loss. Operating income from consulting and licensing of patents in the cryogenic processing of natural gas and refinery gas streams by Ortloff Engineers, Ltd. was lower in fiscal 1995 than in the prior year.

Selling, general and administrative expenses increased 9% during fiscal 1995 as compared to the prior year, primarily as a result of increased selling and marketing expenses in the Roofing Products Group due to increased promotional activities and establishing a larger sales organization to better serve growing markets. As a percentage of sales, SG&A costs were 17% in fiscal 1995 compared to 16% in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flows from operating activities of $3,639,000, despite a $17,058,000 increase in working capital in fiscal 1996. The significant increase in working capital was primarily the result of higher accounts receivable and inventories, partially offset by higher current liabilities. Receivables increased $9,572,000 during the year primarily as a result of higher sales generated during fiscal 1996, together with increased deferred payment term receivables. At June 30, 1996, deferred payment term receivables from promotional programs to certain customers were $6,861,000 compared to $884,000 in receivables from these programs at June 30, 1995.
These deferred receivables are primarily due during the first quarter of fiscal 1997. Inventories increased $15,047,000 during fiscal 1996. The majority of this increase related to finished goods inventories which were substantially increased as a result of inventory stocking requirements at the new roofing plant in Shafter, California and building inventories in anticipation of increased demand during the summer and early fall.

The current ratio at June 30, 1996 was 2.7 to 1 compared to 2.5 to 1 at June 30, 1995. Historically, working capital requirements and associated borrowings fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

The Company used $40,757,000 for investing activities in fiscal 1996. The majority of these expenditures were for capital expenditures and related deferred preoperating costs incurred in connection with the completion of a new roofing plant in Shafter, California and construction of a new plant at the Company's Ennis, Texas facility to manufacture nonwoven fiberglass roofing mat
and industrial facer products for the construction industry.   These new plants
should provide the potential to significantly increase the Company's sales, earnings and cash flows when operating at expected levels in the years ahead. The Company is nearing the end of its three-year major new facilities expansion program. Capital expenditures are expected to be substantially less in fiscal 1997, with planned expenditures in the range of $10,000,000 to $12,000,000.

Cash flows provided by financing activities were $32,898,000 in fiscal 1996, primarily resulting from a $34,600,000 increase in long-term borrowings to finance the expansion program and higher working capital requirements. Despite the significant increase in fiscal 1996, long-term debt represented only 34% of the $155,198,000 of invested capital (long- term debt plus shareholders' equity) at June 30, 1996. In December 1995, the Company increased its unsecured revolving line of credit from $50,000,000 to $70,000,000 and extended the term to October 31, 1998. As of June 30, 1996, $14,982,000 was available under this facility.

The Company's Board of Directors has authorized the purchase of up to $10,000,000 of the Company's common shares from time to time on the open market to be used for general corporate purposes. As of June 30, 1996, 94,800 shares with cumulative cost of $1,440,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the Company's regular quarterly cash dividend at six cents per common share.

The Company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the Company does not believe it will be required to expend amounts which will have a material adverse effect on the Company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance.

Further, certain of the Company's industrial products operations utilize hazardous materials in their production process. As a result, the Company incurs costs for remediation activities off-site and at its facilities from time to time. The Company established and maintains reserves for remediation activities, when appropriate, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Current reserves established for known or probable remediation activities are not material to the Company's financial position or results of operations.

Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 1997 and beyond to fund its planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements. Management also believes its revolving credit facility could be amended to provide additional cash resources.

OUTLOOK

         At the present time, management expects that strong demand for its patented Enhanced High Definition and Raised Profile shingles will increase shipments and sales to record levels in the first quarter of fiscal 1997, a trend that should also result in substantially higher sales for fiscal year 1997 as well. Management currently expects fiscal 1997 earnings per share to range between $1.30 to $1.50 per share compared to $1.16 per share in fiscal 1996. The earlier quarters are expected to be challenging, and management believes earnings will be in the general range of, or possibly lower than, comparable quarters in fiscal 1996, until the Company completes certain modifications at the Shafter plant and both new plants get manufacturing output, product mix and sales above the break-even point. Longer term, management believes it has made the investments to expand capacity that should enable the Company to achieve strong growth in sales, earnings and cash flows in the years ahead.

FORWARD - LOOKING STATEMENTS

Management's discussion and analysis of the results of operations and financial condition and other sections of this Annual Report on Form 10-K contain "forward-looking statements" about its prospects for the future. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to the following:

1. The Company's roofing products business is cyclical and is affected by weather and some of the same economic factors that affect the housing and home improvement industries generally, including interest rates, the availability of financing and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the Company's products, lower prices received or reduced utilization of plant facilities.


2. In the asphalt roofing products business, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher trucking and rail costs. Historically, the Company has been able to pass some of the higher raw material and transportation costs through to the customer. Should the Company be unable to recover higher raw material and transportation costs from price increases of its products, operating results could be lower than projected.


3. The Company is nearing completion of a $100 million expansion program which included a new roofing plant in Shafter, California and the construction of a new plant at the Company's Ennis, Texas facility to manufacture nonwoven fiberglass roofing mat and industrial facer products for the construction industry. As new facilities, their progress in achieving anticipated operating efficiencies and financial results is difficult to predict. If such progress is slower than anticipated, or if demand for products produced at either of these new plants does not meet current expectations, operating results could be adversely affected.

4. Certain facilities of the Company's industrial products subsidiaries must utilize hazardous materials in their production process. As a result, the Company could incur costs for remediation activities at its facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

5. The Company's litigation, including it's patent infringement suits against GAF, is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

         Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

Item 8.  Financial Statements and Supplemental Data

                  Index to Financial Statements and Financial Statement Schedule


Financial Statements:

                                                                                                                      Page
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Consolidated Balance Sheet at June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Consolidated Statement of Operations for the years ended
  June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Consolidated Statement of Cash Flows for the years ended
  June 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
Consolidated Statement of Shareholders' Equity for the years ended June 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

Financial Statement Schedule:

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
Schedule II - Valuation and Qualifying Accounts and Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors,
Elcor Corporation


         We have audited the accompanying consolidated balance sheets of Elcor Corporation (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elcor Corporation and subsidiaries as of June 30, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         As discussed in the Notes to the Consolidated Financial Statements - "Income Taxes," as required by generally accepted accounting principles, effective July 1, 1993, the Company changed its method of accounting for income taxes. In addition, as discussed in the Summary of Significant Accounting Policies, - "Adoption of New Accounting Standards," the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Term Assets to be Disposed Of" in fiscal 1996.



                                         /s/Arthur Andersen LLP
                                         ----------------------
                                            Arthur Andersen LLP



Dallas, Texas
August 19, 1996

CONSOLIDATED BALANCE SHEET


($ In thousands)                                                                               June 30,
- ---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   1996              1995
- ---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,744          $  3,731
  Trade receivables,
    less allowance of $477 and $306   . . . . . . . . . . . . . . . . . . . . . .        42,482            32,910
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,748            11,701
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,956             2,931
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,734             2,136
                                                                                       --------          --------
  Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        77,664            53,409
                                                                                       --------          --------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,065             2,155
  Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,157             9,385
  Machinery and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . .        98,668            58,236
  Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,163            59,333
                                                                                       --------          --------
                                                                                        163,053           129,109
  Less - Accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . . .       (52,846)          (53,923)
                                                                                       --------          --------
  Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . .       110,207            75,186
                                                                                       --------          --------

NET ASSETS OF DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . . . . .         2,942             7,175

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,315             1,363
                                                                                       --------          --------
                                                                                       $192,128          $137,133
                                                                                       ========          ========

- ---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 15,503          $ 10,849
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,091            10,548
                                                                                       --------          --------
  Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .        28,594            21,397
                                                                                       --------          --------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        53,000            18,400
                                                                                       --------          --------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,336             3,720
                                                                                       --------          --------

COMMITMENTS AND CONTINGENCIES (See Note)

SHAREHOLDERS' EQUITY
  Common stock ($1 par, 8,802,066 shares issued)  . . . . . . . . . . . . . . . .         8,802             8,802
  Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        71,555            71,680
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,499            14,316
                                                                                       --------          --------
                                                                                        102,856            94,798

  Less - Treasury stock (33,949 shares at
  June 30, 1996, 79,063 shares at
  June 30, 1995; at cost)   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (658)           (1,182)
                                                                                       --------          --------
      Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .       102,198            93,616
                                                                                       --------          --------
                                                                                       $192,128          $137,133
                                                                                       ========          ========
- ---------------------------------------------------------------------------------------------------------------------



The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF OPERATIONS


($ In thousands, except per share data)                                      Year Ended June 30,
- ------------------------------------------------------------------------------------------------------------------
                                                                   1996            1995             1994
- ------------------------------------------------------------------------------------------------------------------
SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $196,462         $159,061         $157,031
                                                                 --------         --------         --------
COSTS AND EXPENSES
    Cost of goods sold  . . . . . . . . . . . . . . . . . . . .   149,080          116,799          107,081
    Selling, general and administrative   . . . . . . . . . . .    29,121           27,103           24,936
    Reduction in value of assets  . . . . . . . . . . . . . . .     1,595                -              478
                                                                 --------         --------         --------
INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . .    16,666           15,159           24,536
                                                                 --------         --------         --------

OTHER INCOME (EXPENSE)
    Interest expense  . . . . . . . . . . . . . . . . . . . . .      (394)            (153)            (186)
    Investment income   . . . . . . . . . . . . . . . . . . . .       211              275              590
                                                                 --------         --------         --------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES   . . . . . . . . . . . . . . . . . . .    16,483           15,281           24,940
    Provision for income taxes  . . . . . . . . . . . . . . . .     6,199            5,723            9,369
                                                                 --------         --------         --------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . .    10,284            9,558           15,571
DISCONTINUED OPERATIONS
    Operating loss, net of applicable tax
    benefit of $760 in 1994   . . . . . . . . . . . . . . . . .         -                -           (1,412)
    Loss on disposal, net of applicable
     tax benefit of $44 in 1994 . . . . . . . . . . . . . . . .         -                -              (82)
                                                                 --------         --------         --------

LOSS FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . . .         -                -           (1,494)
                                                                 --------         --------         --------
INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . .    10,284            9,558           14,077

    Cumulative effect of change in
    accounting principle  . . . . . . . . . . . . . . . . . . .         -                -              668
                                                                 --------         --------         --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,284         $  9,558         $ 14,745
                                                                 ========         ========         ========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE
    Income from continuing operations   . . . . . . . . . . . .  $   1.16         $   1.08         $   1.75
    Loss from discontinued operations   . . . . . . . . . . . .         -                -             (.17)
                                                                 --------         --------         --------
    Income before cumulative effect of
     change in accounting principle   . . . . . . . . . . . . .      1.16             1.08             1.58
    Cumulative effect of change in
      accounting principle  . . . . . . . . . . . . . . . . . .         -                -              .07
                                                                 --------         --------         --------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1.16         $   1.08         $   1.65
                                                                 ========         ========         ========

AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . . . .     8,857            8,844            8,921
                                                                 ========         ========         ========

- ------------------------------------------------------------------------------------------------------------------

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

- ---------------------------------------------------------------------------------------------------------------------------
($ In thousands)                                                                            Year Ended June 30,
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                        1996          1995       1994
                                                                                        ----          ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations . . . . . . . . . . . . . . . . . . . . . . .        $10,284       $ 9,558    $15,571
Adjustments to reconcile income from continuing
  operations to net cash from operating activities:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . .          4,689         3,603      4,212
  Reduction in value of assets    . . . . . . . . . . . . . . . . . . . . . . .          1,595             -        478
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,018         2,845        547
  Changes in assets and liabilities:
      Trade receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . .        ( 9,572)          627     (7,519)
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (15,047)        5,192     (8,568)
      Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . .            975        (1,328)    (  384)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,654         1,558      1,969
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .          2,043        (1,830)    (  290)
                                                                                       -------        ------     ------
  Net cash provided by
    continuing operating activities   . . . . . . . . . . . . . . . . . . . . .          3,639        20,225      6,016
                                                                                       -------       -------     ------
Cash provided by (used for)
   discontinued operations  . . . . . . . . . . . . . . . . . . . . . . . . . .          4,233           684     (  728)
                                                                                       -------       -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment    . . . . . . . . . . . . . . . . .        (40,669)      (46,252)   (18,820)
Proceeds from sale of investments   . . . . . . . . . . . . . . . . . . . . . .              -         5,378          -
Change in assets held for future sale, net  . . . . . . . . . . . . . . . . . .              -           569        420
Other, net .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (    88)      (    21)   (   222)
                                                                                       -------       -------    -------
  Net cash used for investing activities  . . . . . . . . . . . . . . . . . . .        (40,757)      (40,326)   (18,622)
                                                                                       -------       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings   . . . . . . . . . . . . . . . . . . . . . . . . . .         34,600        18,400          -
Dividends paid on common stock  . . . . . . . . . . . . . . . . . . . . . . . .        ( 2,101)            -          -
Treasury stock transactions and
exercises of stock options, net . . . . . . . . . . . . . . . . . . . . . . . .            399       ( 1,171)       737
                                                                                       --------      -------    -------
  Net cash provided by
  financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,898        17,229        737
                                                                                       -------       -------    -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13        (2,188)   (12,597)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,731         5,919     18,516
                                                                                       -------       -------    -------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,744       $ 3,731    $ 5,919
                                                                                       =======       =======    =======

- ---------------------------------------------------------------------------------------------------------------------------

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


($ In thousands, except per share data)
- ---------------------------------------------------------------------------------------------------------------------
                                                                     Retained                           Total
                                   Common            Paid-In         Earnings        Treasury        Shareholders'
                                    Stock            Capital        (Deficit)          Stock            Equity
- ---------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1993  . . . .   $  8,710         $ 71,486         $( 9,987)        $ (  462)        $ 69,747
Net income  . . . . . . . . . .         --               --           14,745               --           14,745
Treasury stock transactions
  and exercises of stock
  options, net  . . . . . . . .         76              199               --              462              737


- ---------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1994  . . . .   $  8,786         $ 71,685         $  4,758         $     --         $ 85,229
Net income  . . . . . . . . . .         --               --            9,558               --            9,558
Treasury stock transactions
  and exercises of stock
  options, net  . . . . . . . .         16               (5)              --           (1,182)         ( 1,171)


- ---------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1995  . . . .   $  8,802         $ 71,680         $ 14,316         $ (1,182)        $ 93,616
Net income  . . . . . . . . . .         --               --           10,284               --           10,284
Treasury stock transactions
  and exercises of stock
  options, net  . . . . . . . .         --             (125)              --              524              399
Dividends, $.24 per share . . .         --               --           (2,101)              --           (2,101)


- ---------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1996  . . . .   $  8,802         $ 71,555         $ 22,499         $ (  658)        $102,198
                                  ========         ========         ========         ========         ========


- ---------------------------------------------------------------------------------------------------------------------

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         Elcor Corporation (the Company), through subsidiaries, is engaged in two lines of business: Roofing Products and Industrial Products. The Roofing Products segment, which accounts for over 90% of consolidated sales, manufactures and sells premium laminated fiberglass asphalt residential roofing products, together with nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. The Industrial Products group of companies is engaged in the plating of proprietary finishes for large diesel engine cylinder liners and pistons, the shielding of plastic enclosures from electromagnetic and radio frequency interference, and engineering consulting services and licensing of certain patented technologies.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of significant intercompany balances and transactions. Service revenues and related expenses are not disaggregated in the Consolidated Statement of Operations due to immateriality. Certain prior year information has been reclassified for consistency of presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

         The majority of the Company's sales are in the Roofing Products segment and its primary customers are building materials distributors. One customer accounted for 13% and 11% of consolidated sales in fiscal years 1996 and 1995, respectively. No customer accounted for greater than 10% of consolidated sales in 1994. The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

REVENUE RECOGNITION

         Revenue is recognized at the time products are shipped to the customer or at the time services are rendered.

INVENTORIES

         Inventories are stated at the lower of cost (including direct materials, labor, and applicable overhead) or market, using the last-in, first-out (LIFO) method. Inventories were comprised of:

                                                (In thousands)
                                                   June 30,
                                         ----------------------------
                                             1996            1995
                                             ----            ----
         Raw Materials                     $  5,632         $  4,952
         Work-In-Process                        604              658
         Finished Goods                      20,512            6,091
                                           --------         --------
                                           $ 26,748         $ 11,701
                                           ========         ========

         If the first-in, first-out (FIFO) method had been used at June 30, 1996 and 1995, inventories would have been lower by $69,000 in fiscal 1996 and by $698,000 in fiscal 1995. The LIFO inventory adjustment was determined on an overall basis and, accordingly, each class of inventory reflects an allocation based on FIFO amounts.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method.

Useful lives for property and equipment are as follows:

         Buildings and improvements                         10 - 40 years
         Machinery and equipment                             5 - 20 years
         Computer equipment                                  3 -  6 years
         Office furniture and equipment                      5 - 12 years

         The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Preoperating and start-up costs incurred in connection with the construction of major new manufacturing facilities are capitalized until such facilities become operational. These costs are then amortized over a five-year period. Capitalized preoperating and start-up costs included in capital expenditures were $4,772,000, $3,864,000 and $1,639,000 in fiscal years 1996, 1995, and
1994, respectively. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1996 and 1995, $1,459,000 and $326,000 of interest cost was capitalized, respectively. No interest was capitalized in 1994.

EARNINGS PER SHARE

         Earnings per common and common equivalent share are based on the weighted average number of common and common equivalent shares outstanding for the fiscal year. Common equivalent shares include incentive stock options and were calculated using the treasury stock method.

INCOME TAXES

         Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and reported the cumulative effect of that accounting change in fiscal 1994. Deferred income taxes are provided to reflect temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using presently enacted tax rates.

ADOPTION OF NEW ACCOUNTING STANDARDS


         During the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded a provision of $1,037,000 to reduce the value of assets of Chromium Corporation's Cleveland plant and to provide for related environmental remediation in the Industrial Products segment relating to the new accounting standard. The Company had previously reduced the value of certain equipment in the Roofing Products segment by $558,000.


         The Company is required to implement Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in fiscal 1997. The Company anticipates adopting only the disclosure provisions of this new accounting standard and this adoption will not have a material effect on the financial statements.

SUPPLEMENTAL CASH FLOWS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental cash flow amounts were as follows:

                                                  (In thousands)
                                                      June 30,
                                    -----------------------------------------

                                     1996             1995             1994
                                     ----             ----             ----
         Interest paid              $1,739           $  436           $  193
         Income taxes paid          $1,105           $5,588           $7,130

In March 1994, the Company sold operating assets of a discontinued subsidiary in exchange for $5,378,000 of convertible preferred stock. In April 1995, the Company received cash proceeds in full from the redemption of this convertible preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT

         Effective December 15, 1995 the Company increased its unsecured revolving credit facility (Facility) to $70,000,000 of primary credit, including up to a maximum of $5,000,000 in letters of credit, through October 31, 1998 with a provision for annual extensions upon approval of the lenders. At June 30, 1996, letters of credit totaling $2,008,450 were outstanding.

         Borrowings under the Facility bear interest at (1) the higher of the federal funds rate plus .5% or the lender's prime rate, or (2) at the Company's option, LIBOR, in each case plus specified basis points based on the ratio of the Company's total indebtedness to total capital. The Facility also provides for a commitment fee on the average unused portion of the line and is also based on the ratio of the Company's total indebtedness to total capital. Based on financial ratios at June 30, 1996, the LIBOR borrowing rate was LIBOR plus
 .5% and the commitment fee was .25% of the average unused portion of the line.

         The loan agreement, among other things, limits the sale or pledging of assets of subsidiaries involved in manufacturing asphalt roofing products, and requires maintenance of specified current ratios, capitalization ratios and cash flow levels. Dividend payments and stock repurchases are limited to certain specified levels providing no default or event of default would occur. At June 30, 1996, total cumulative dividend payments and stock repurchased since July 1, 1993 could not have exceeded $22,105,000. Actual expenditures for these items as of June 30, 1996 have been $3,541,000.

SHAREHOLDERS' EQUITY

         Authorized common stock, par value $1.00, is 50,000,000 shares, of which 8,802,066 shares were issued at both June 30, 1996 and June 30, 1995. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.

SHAREHOLDER RIGHTS PLAN

         On June 28, 1988, the Company's Board of Directors declared a dividend distribution of one Series A Preferred Stock Purchase Right (the Rights) on each outstanding share of the Company's common stock as of July 8, 1988 and all outstanding shares of common stock issued thereafter, pursuant to the terms and conditions of the Plan. The Rights, which will expire on July 8, 1998, will have no voting power. Each Right will entitle the holder to buy one-hundredth of a share of a new series of nonvoting preferred stock at an exercise price of $50.

         On January 30, 1991, the Company's Board of Directors amended the Plan. As amended, if certain events occur, Rights "flip-in" and entitle holders to buy Elcor common stock at one-half market value or "flip-over" and entitle holders to buy common stock in an acquiring entity at one-half market value. This amendment reduces the threshold of beneficial ownership at which the Rights separate from the common stock and flip-in, provides an exchange option provision, and makes certain other modifications. The Rights will separate from the associated shares of common stock and a flip-in event will now occur if a person acquires 15% or more of the common stock of Elcor. Prior to the amendment, the Rights did not separate from the common stock until a person acquired 20% or more of the common stock of Elcor and, absent the occurrence of other flip-in events, a flip-in event did not occur until a person acquired 30% or more of the common stock of Elcor.

         The exchange option provides that, at any time after any person becomes the beneficial owner of 15% or more of the common stock and prior to the acquisition by such person of 50% or more of the common stock, the Company's Board or Directors may exchange the Rights (other than Rights owned by such person) at an exchange ratio of one share of common stock per Right.

         On December 5, 1991 the Rights Plan was amended to increase the threshold of certain specified shareholders' permitted beneficial ownership from 15% to 20% of the outstanding shares of common stock before triggering the provisions of the plan. The certain specified shareholders affected by this amendment are limited to certain institutions holding stock for the benefit of third parties or in customer or fiduciary accounts in the ordinary course of business so long as such shares are acquired without the purpose or effect of changing or influencing control of the Company.

EMPLOYEE BENEFIT PLANS

         The Company's Incentive Stock Option Plan provides for the granting of incentive and non-qualified stock options to directors, officers and key employees of the Company for purchase of the Company's common stock.

Information relating to options is as follows:

                                                    Number             Option Price
                                                   of Shares        Range per Share
                                                   ---------        ---------------
         Outstanding at June 30, 1994                301,076        $  6.00 - $24.13
         Granted                                      57,195        $ 17.25 - $19.88
         Cancelled                                  (  4,886)       $  7.00 - $24.13
         Exercised                                  ( 35,546)       $  6.00 - $12.13
                                                    --------
         Outstanding at June 30, 1995                317,839        $  7.00 - $24.13
         Granted                                      73,751        $ 21.50 - $22.38
         Cancelled                                  (  6,910)       $  7.00 - $24.13
         Exercised                                  ( 43,900)       $  7.00 - $24.13
                                                    --------
         Outstanding at June 30, 1996                340,780        $  7.00 - $24.13
                                                    ========

         At June 30, 1996, and 1995, 115,796 and 106,089 shares were exercisable, respectively. A total of 364,849 and 435,305 shares were reserved for future grants at June 30, 1996 and 1995, respectively.

         The Company's Employee Stock Ownership Plan (ESOP) became effective January 1, 1981. Under the plan, the Company contributes a percentage of each participant's annual compensation into a trust, either as treasury stock contributions or cash, which is then used to purchase Elcor common stock. Employees vest 20% after three years of employment and 20% per year thereafter, with the stock distributed at retirement, death, disability, or as authorized by the Plan Administrative

Committee. Effective January 1, 1990, the Company established an Employee Savings Plan under Internal Revenue Code section 401(k). All employees, except those covered by plans established through collective bargaining, are eligible for participation. Under this Plan, the Company contributes a percentage of each participant's annual compensation into a Plan to be invested among various defined alternatives at the participants' direction. Vesting of Company contributions is in accordance with the same schedule as that of the ESOP.

         The Board of Directors has authorized total contributions of 4.6% of each participant's annual compensation, as defined, including forfeitures, split equally between the ESOP and 401(k) Plans. Total contributions charged to expense for these plans were $1,120,000, $839,000 and $973,000 in 1996,
1995, and 1994, respectively.

         The Company has a Stock/Loan Plan which allows certain key employees to borrow an amount based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the Company's common stock. Under the Stock/Loan Plan, the loans, which are unsecured and noninterest-bearing, are forgiven and amortized as compensation over five years of continuing service with the Company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 1996 and 1995 totaling $1,174,000 and $1,315,000, respectively, are included in Other Assets.

COMMITMENTS AND CONTINGENCIES

         The Company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2001. Total rental expense was $1,167,000 in 1996, $1,117,000 in 1995, and $1,032,000 in 1994. At June 30, 1996, future minimum rental commitments under noncancellable operating leases, payable over the remaining lives of the leases are:

                                             (In thousands)
                                             Minimum Rental
         Fiscal Year                          Commitments
         -----------                       ----------------
            1997                               $ 1,074
            1998                                 1,015
            1999                                   687
            2000                                    90
            2001                                    28
            Thereafter                               -
                                               -------
                Total                          $ 2,894
                                               =======

         The Company provides certain warranties for its products which are generally limited to being free from defect in materials or workmanship or meeting agreed-upon manufacturing and material specifications. During 1996, 1995, and 1994, the Company recorded to expense approximately $1,637,000, $1,462,000 and $1,441,000, respectively, in warranty claim settlements and reserves. The Company has established reserves for estimated probable future claims in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

         On February 8, 1994, a wholly owned subsidiary, Elk Corporation of Dallas ("Elk") was granted a design patent covering the ornamental aspects of its High Definition(R) and Raised Profile(TM) shingles. On December 6, 1994, Elk was granted a utility patent on the functional aspects of the High Definition(R) and Raised Profile(TM) shingles. Elk has sued GAF Building Materials Corporation and related GAF entities (collectively "GAF") in federal court for infringement of these patents. In the design patent case, Elk seeks to recover as damages the total profit that GAF has made from the infringing shingles. In the utility patent case, Elk seeks to recover as damages a reasonable royalty on GAF's sales of infringing shingles and certain lost profits.

         GAF seeks a declaratory judgment that the Elk patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for unfair competition, Lanham Act violations based on alleged false advertising, and common law fraud, generally praying for damages of not less than $25 million including actual and punitive damages, plus interest, costs, and reasonable attorney fees. Elk disputes GAF's claims, and management intends vigorously to defend them and to enforce its intellectual property rights. In mid-April 1996, a court-ordered mediation was held but did not result in resolution of the cases. No dates have been set for trial in the design patent case or the utility patent case, but trials are expected in the first half of calendar 1997.

         While management can give no assurances regarding the ultimate outcome of the litigation, outside counsel believe that Elk will prevail on its patent and trade dress claims and that Elk will defeat GAF's counterclaims. Even if the outcome were to be adverse to Elk, it is not expected to have a material effect on the Company's financial position or liquidity.

         The Company and its subsidiaries are involved in other legal actions and claims arising in the ordinary course of business. Based on advice from legal counsel, management believes all of its litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

         On December 1, 1985, the Company became self-insured for its products and completed operations liability exposure because the cost of insurance for such risks was believed to be excessive for the coverage to be provided. Reserves for estimated potential losses of this type have been established.

         The Company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the Company does not believe it will be required to expend amounts which will have a material adverse effect on the Company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the Company's industrial products operations utilize hazardous materials in their production processes. As a result, the Company incurs costs for remediation activities at its facilities and off-site from time to time. The Company establishes and maintains reserves for such remediation activities, when appropriate, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

DISCONTINUED OPERATIONS


         On March 31, 1994, the Company completed the sale of substantially all operating assets of its solid waste baler manufacturing subsidiary. At June 30, 1996, the Company had assets from discontinued operations of $2,942,000, which primarily represents real property held for sale. At June 30, 1995, assets from discontinued operations totaled $7,175,000. These totals include nonoperating assets from previously discontinued operations.


ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                             (In thousands)
                                                                June 30,
                                                      -----------------------------

                                                         1996             1995
                                                         ----             ----
         Product warranty reserves                    $   2,168        $   2,278
         Self-insurance reserves                          1,856            1,747
         Compensation and employee benefits               3,019            2,715
         All other                                        6,048            3,808
                                                      ---------         --------
                                                      $  13,091        $  10,548
                                                      =========        =========

INCOME TAXES

         Effective July 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this change in accounting for income taxes was an increase in earnings of $668,000 in fiscal 1994.

         The Company's effective tax rate was 37.6% in 1996, 37.5% in 1995 and 37.8% in 1994. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:

                                                   1996             1995            1994
                                                   ----             ----            ----
         Federal statutory tax rate                 35.0%            35.0%           35.0%
         Increase (decrease) in tax rate
           resulting from:
              State income taxes, net of
              federal tax effect                     2.1%             2.5%            3.5%
              Miscellaneous items                     .5%             -             (  .7%)
                                                    ----             ----           -----
                                                    37.6%            37.5%           37.8%
                                                    ====             ====           =====

Components of the income tax provisions consist of the following:

                                                                 (In thousands)
                                                     1996             1995             1994
                                                     ----             ----             ----
Federal:
     Current                                       $1,826           $2,302           $6,823
     Deferred, net                                  3,834            2,845              528
State                                                 539              576            1,214
                                                   ------           ------           ------
                                                   $6,199           $5,723           $8,565
                                                   ======           ======           ======

     The significant components of the Company's deferred tax assets and liabilities are summarized below:

                                                                 (In thousands)
                                                                    June 30,
                                                   ----------------------------------------
                                                     1996             1995            1994
                                                     ----             ----            ----
Deferred tax assets:
     Accrued liabilities, difference in
         expense recognition                      $ 2,314          $ 1,963          $ 2,313
     Receivables, bad debt reserve                    246              186              319
     Discontinued asset reductions                    292              292              292
     Other                                            141                -                -
                                                  -------          -------          -------
                                                    2,993            2,441            2,924
                                                  -------          -------          -------

Deferred tax liabilities:

     Fixed assets, primarily depreciation
         method differences and deferred
         preoperating costs                         8,595            3,976            1,587
     Other                                              -               49               76
                                                  -------          -------          -------
                                                    8,595            4,025            1,663
                                                  -------          -------          -------

Net deferred tax asset (liability)                $(5,602)         $(1,584)         $ 1,261
                                                  =======          =======          =======

QUARTERLY SUMMARY OF OPERATIONS  (UNAUDITED)

($ In thousands, except per share data)


                       First Quarter              Second Quarter                Third Quarter           Fourth Quarter
                    -------------------      -----------------------        --------------------     --------------------

                      1996        1995         1996           1995            1996        1995         1996        1995
                    --------    -------      --------         ------        --------    --------     --------    --------
Sales                $48,528     $38,477       $45,362       $35,973        $50,048     $37,816      $52,524      $46,795

Gross Profit          12,672      10,908        10,839         9,013         11,173      10,080       11,103       12,261

Net Income             3,663       3,156         2,124         1,167          2,321       1,614        2,176        3,621

Net Income Per Share     .41         .35           .24           .13            .26         .18          .25          .41

FINANCIAL INFORMATION BY COMPANY SEGMENTS

                                                                           (In thousands)
                                                               1996                1995           1994
                                                            ----------         -----------     -----------
SALES
Roofing products  . . . . . . . . . . . . . . . . . . .      $178,378         $ 138,991         $139,735
Industrial products . . . . . . . . . . . . . . . . . .        17,930            19,960           17,198
Corporate and eliminations  . . . . . . . . . . . . . .           154               110               98
                                                             --------         ---------         --------
                                                             $196,462         $ 159,061         $157,031
                                                             ========         =========         ========
OPERATING PROFIT (LOSS)
Roofing products  . . . . . . . . . . . . . . . . . . .      $ 22,124         $  18,015         $ 31,415
Industrial products . . . . . . . . . . . . . . . . . .       (   302)            2,099          ( 2,804)
Corporate and other . . . . . . . . . . . . . . . . . .        (5,156)           (4,955)         ( 4,075)
                                                             --------         ---------         --------
                                                               16,666            15,159           24,536
Interest and investment income (expense), net . . . . .        (  183)              122              404
                                                             --------         ---------         --------
Income before income taxes  . . . . . . . . . . . . . .      $ 16,483         $  15,281         $ 24,940
                                                             ========         =========         ========

IDENTIFIABLE ASSETS(1)
Roofing products  . . . . . . . . . . . . . . . . . . .      $173,747          $112,145         $ 75,849
Industrial products . . . . . . . . . . . . . . . . . .         6,689             8,256            9,103
Corporate . . . . . . . . . . . . . . . . . . . . . . .         8,750             9,557           15,422
Discontinued operations . . . . . . . . . . . . . . . .         2,942             7,175            7,859
                                                             --------         ---------         --------
                                                             $192,128          $137,133         $108,233
                                                             ========         =========         ========

DEPRECIATION AND AMORTIZATION
Roofing products  . . . . . . . . . . . . . . . . . . .      $  3,554         $   2,440         $  3,050
Industrial products . . . . . . . . . . . . . . . . . .           927               981            1,009
Corporate . . . . . . . . . . . . . . . . . . . . . . .           208               182              153
                                                             --------         ---------         --------
                                                             $  4,689         $   3,603         $  4,212
                                                             ========         =========         ========

CAPITAL EXPENDITURES
Roofing products  . . . . . . . . . . . . . . . . . . .      $ 40,046         $  45,803         $ 18,253
Industrial products . . . . . . . . . . . . . . . . . .           507               322              363
Corporate . . . . . . . . . . . . . . . . . . . . . . .           116               127              204
                                                             --------         ---------         --------
                                                             $ 40,669         $  46,252         $ 18,820
                                                             ========         =========         ========


(1) Consists principally of cash and cash equivalents, trade receivables, inventories, and net property, plant and equipment.

                          INDEPENDENT AUDITORS' REPORT
                            ON SUPPLEMENTAL SCHEDULE



To the Shareholders and Board of Directors of Elcor Corporation:


         We have audited in accordance with generally accepted auditing standards, the accompanying consolidated financial statements of Elcor Corporation and have issued our report thereon dated August 19, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ Arthur Andersen LLP
                                        -----------------------
                                            Arthur Andersen LLP



Dallas, Texas
August 19, 1996

                                                                    SCHEDULE  II
                                                                  (in thousands)

                      ELCOR CORPORATION AND SUBSIDIARIES

  SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS
                     ENDED JUNE 30, 1996, 1995, AND 1994


               Column A                   Column B               Column C                   Column D           Column E
               --------                   --------       -------------------------      ----------------      -----------
                                                                 Additions                 Deductions
                                                         -------------------------      ----------------
                                          Balance at     Charged to                     For Purposes For       Balance at
                                          Beginning      Costs and                       Which Reserves           End
              Description                 of Period       Expenses         Other          Were Created         of Period
              -----------                 ----------     ----------     ----------      ----------------       ----------
YEAR ENDED JUNE 30, 1996
- ------------------------

CONSOLIDATED:

Allowance for doubtful accounts           $    306       $     201      $        --       $       (30)         $    477
                                          ========       =========      ===========       ===========          ========

Allowance for inventory obsolescence      $    356       $     317      $        --       $        --          $    673
                                          ========       =========      ===========       ===========          ========


YEAR ENDED JUNE 30, 1995
- ------------------------

CONSOLIDATED:

Allowance for doubtful accounts           $    610       $   (146)       $        --       $     (158)         $    306
                                          ========       ========        ===========       ==========          ========

Allowance for inventory obsolescence      $    323       $     33        $        --       $       --          $    356
                                          ========       ========        ===========       ==========          ========


YEAR ENDED JUNE 30, 1994
- ------------------------

CONSOLIDATED:

Allowance for doubtful accounts           $    898       $     84        $        --       $     (372)         $    610
                                          ========       ========        ===========       ==========          ========

Allowance for inventory obsolescence      $    247       $     81        $        --       $       (5)         $    323
                                          ========       ========        ===========       ==========          ========

Item 9.  Disagreements on Accounting and Financial Disclosure.

         The Registrant has retained its independent public accountants for over 30 years. There have been no disagreements with the independent public accountants on accounting or financial disclosure matters.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information concerning the Directors of the Registrant required by this item is incorporated herein by reference to the material under the caption "Election of Directors" on page 4 of the Registrant's Proxy Statement dated September 20, 1996. Information concerning the Executive Officers of the Registrant is contained in Item 1 of this report under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

         The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 7 through 14 of the Registrant's Proxy Statement dated September 20, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 2 and 3 of the Registrant's Proxy Statement dated September 20, 1996. The referenced information was provided as of September 5, 1996. Registrant is aware of no material change since such date in the beneficial ownership of any officer, director or beneficial owner of five percent of any class of its voting stock.

Item 13.  Certain Relationships and Related Transactions.

         There are no reportable transactions, business relationships or indebtedness between the Registrant and any covered party.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Financial Statements

         The following financial statements of Elcor Corporation are set forth in Item 8 of this Annual Report on Form 10-K:


Financial Statements:



Independent Auditors' Report
Consolidated Balance Sheets at June 30, 1996 and 1995
Consolidated Statement of Operations for the years ended
June 30, 1996, 1995 and 1994
Consolidated Statement of Cash Flows for the years ended
June 30, 1996, 1995, and 1994
Consolidated Statement of Shareholders' Equity for the years ended June 30, 1996, 1995, and 1994
Notes to Consolidated Financial Statements

Financial Statement Schedule:

Independent Auditors' Report
Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.


(b)      Reports on Form 8-K


                 The Registrant filed a Form 8-K on June 20, 1996 relating to a press release containing "forward-looking statements" about its prospects for the future.


         (c)     Exhibits

           ** 3.1         The Articles of Incorporation of the Registrant.

          *** 3.2         Amended and Restated Bylaws of the Registrant.

         **** 4.6         Loan Agreement dated September 29, 1993 among Elcor Corporation, Certain Lenders, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A., as Administrative Lender.

        ***** 4.7         First Amendment dated October 31, 1994 to Loan Agreement dated September 29, 1993 among Elcor
                          Corporation, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A., as
                          Administrative Lender.

       ****** 4.8         Second Amendment dated December 15, 1995 to Loan Agreement dated September 29, 1993 among Elcor
                          Corporation, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A., as
                          Administrative Lender, and Lender; and Bank of America - Texas, N.A. and Comerica Bank - Texas
                          as Lenders.

            *  11         Computation of Income Per Common and Common Equivalent Share.

            *  21         Subsidiaries of the Registrant.

            *  23         Consent of Independent Public Accountants.

            *  27         Financial Data Schedule (EDGAR submission only).


- ----------------------

               *          Filed herewith.

              **          Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the
                          year ended June 30, 1994.

             ***          Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the
                          year ended June 30, 1981 and to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q
                          for the quarter ended December 31, 1988 originally filed with the Securities and Exchange
                          Commission on February 11, 1989.

            ****          Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

           *****          Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

          ******          Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        ELCOR CORPORATION


                                        By /s/ Richard J. Rosebery
                                           -------------------------------------
                                           Richard J. Rosebery
                                           Executive Vice President,
                                           Treasurer, Chief Administrative
                                           and Financial Officer

                                        By /s/ Leonard R. Harral
                                           -------------------------------------
                                           Leonard R. Harral
                                           Vice President and Chief
                                           Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below in multiple counterparts by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



      Signature                                     Title                             Date
- ------------------------               ----------------------------------       -----------------
/s/ Roy E. Campbell                   Chairman of the Board,                   September 30, 1996
- -------------------------             President, Chief
     Roy E. Campbell                  Executive Officer


/s/ F. H. Callaway                    Director                                 September 30, 1996
- -------------------------
     F. H. Callaway

/s/ James E. Hall                     Director                                 September 30, 1996
- -------------------------
     James E. Hall

/s/ Robert M. Leibrock                Director                                 September 30, 1996
- -------------------------
     Robert M. Leibrock

/s/ W. F. Ortloff                     Director                                 September 30, 1996
- -------------------------
     W. F. Ortloff

/s/ David W. Quinn                    Director                                 September 30, 1996
- -------------------------
     David W. Quinn

/s/ Harold K. Work                    Director                                 September 30, 1996
- ------------------------
     Harold K. Work

/s/ Richard J. Rosebery               Executive Vice                           September 30, 1996
- -----------------------               President, Treasurer,
     Richard J. Rosebery              Chief Administrative
                                      and Financial Officer,
                                      and Director


/s/ Leonard R. Harral                 Vice President and                       September 30, 1996
- ------------------------              Chief Accounting
     Leonard R. Harral                Officer


                               INDEX TO EXHIBITS


      Exhibit No.                                          Description
     -------------                                         -----------
           ** 3.1         The Articles of Incorporation of the Registrant.

          *** 3.2         Amended and Restated Bylaws of the Registrant.

         **** 4.6         Loan Agreement dated September 29, 1993 among Elcor Corporation, Certain Lenders, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A., as Administrative Lender.

        ***** 4.7         First Amendment dated October 31, 1994 to Loan Agreement dated September 29, 1993 among Elcor
                          Corporation, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A., as
                          Administrative Lender.

       ****** 4.8         Second Amendment dated December 15, 1995 to Loan Agreement dated September 29, 1993 among Elcor
                          Corporation, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A., as
                          Administrative Lender, and Lender; and Bank of America - Texas, N.A. and Comerica Bank - Texas
                          as Lenders.

            *  11         Computation of Income Per Common and Common Equivalent Share.

            *  21         Subsidiaries of the Registrant.

            *  23         Consent of Independent Public Accountants.

            *  27         Financial Data Schedule (EDGAR submission only).

- ----------------------

               *                  Filed herewith.

              **          Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the
                          year ended June 30, 1994.

             ***          Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the
                          year ended June 30, 1981 and to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q
                          for the quarter ended December 31, 1988 originally filed with the Securities and Exchange
                          Commission on February 11, 1989.

            ****          Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

           *****          Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

          ******          Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.