Form 10-Q
period 1996-12-31
ELCOR CORP
filed 1997-02-13
CIK 32017

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                                ---------------

For Quarter Ended December 31, 1996                Commission File number 1-5341
                  -----------------                                       ------


                               ELCOR CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                           75-1217920
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

         14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                     75240-8871
--------------------------------------------                    ------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (972) 851-0500
                                                             ----------------

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

         As of close of business on February 3, 1997, Registrant had outstanding 8,804,969 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (Unaudited, $ in thousands)

ASSETS                                                               12-31-96      6-30-96
                                                                    ---------    ---------
CURRENT ASSETS
Cash and cash equivalents                                           $   2,917    $   3,744
Trade receivables, less allowance of $516 and $477                     29,207       42,482
Inventories -
         Finished goods                                                14,259       20,512
         Work-in-process                                                  767          604
         Raw materials                                                  6,419        5,632
                                                                    ---------    ---------
                 Total inventories                                     21,445       26,748
                                                                    ---------    ---------
Prepaid expenses and other                                              2,483        1,956
Deferred income taxes                                                   2,647        2,734
                                                                    ---------    ---------
                 Total current assets                                  58,699       77,664
                                                                    ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST                                176,031      163,053
      Less - accumulated depreciation                                 (57,884)     (52,846)
                                                                    ---------    ---------
                 Property, plant and equipment, net                   118,147      110,207
                                                                    ---------    ---------
NET ASSETS OF DISCONTINUED OPERATIONS                                   3,012        2,942
OTHER ASSETS                                                            1,285        1,315
                                                                    ---------    ---------
                                                                    $ 181,143    $ 192,128
                                                                    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                    $  11,769    $  15,503
Accrued liabilities                                                    12,912       13,091
                                                                    ---------    ---------
                 Total current liabilities                             24,681       28,594
                                                                    ---------    ---------

LONG-TERM DEBT                                                         39,000       53,000
DEFERRED INCOME TAXES                                                  10,009        8,336

SHAREHOLDERS' EQUITY -
         Common stock                                                   8,805        8,802
         Paid-in-capital                                               71,302       71,555
         Retained earnings                                             27,346       22,499
                                                                    ---------    ---------
                                                                      107,453      102,856
         Less - Treasury stock, at cost, 33,949 shares at 6-30-96          (0)        (658)
                                                                    ---------    ---------
                 Total shareholders' equity                           107,453      102,198
                                                                    ---------    ---------
                                                                    $ 181,143    $ 192,128
                                                                    =========    =========

See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)



                                            Three Months Ended      Six Months Ended
                                            -------------------   -------------------
                                            12-31-96   12-31-95   12-31-96   12-31-95
                                            --------   --------   --------   --------
SALES                                       $ 50,636   $ 45,362   $115,172   $ 93,890
                                            --------   --------   --------   --------

COST AND EXPENSES
      Cost of sales                           39,242     33,965     89,766     69,821
      Selling, general and administrative      7,680      7,353     15,577     14,105
      Reduction in value of assets                 0        558          0        558
                                            --------   --------   --------   --------
INCOME FROM OPERATIONS                         3,714      3,486      9,829      9,406
                                            --------   --------   --------   --------

OTHER EXPENSE
      Interest expense, net                       52         19        213         44
                                            --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                     3,662      3,467      9,616      9,362
      Provision for income taxes               1,353      1,343      3,539      3,575
                                            --------   --------   --------   --------
NET INCOME                                  $  2,309   $  2,124   $  6,077   $  5,787
                                            ========   ========   ========   ========
INCOME PER COMMON AND COMMON EQUIVALENT
SHARE                                       $    .26   $    .24   $    .69   $    .65
                                            ========   ========   ========   ========

DIVIDENDS PER COMMON SHARE                  $    .07   $    .06   $    .14   $    .12
                                            ========   ========   ========   ========

AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                             8,843      8,838      8,818      8,840
                                            ========   ========   ========   ========




See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, $ in thousands)

                                                                  Six Months Ended
                                                               ----------------------
                                                               12-31-96      12-31-95
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $   6,077    $   5,787
     Adjustments to reconcile net income
         to net cash from operating activities:

              Depreciation and amortization                        3,872        1,509
              Reduction in value of assets                             0          558
              Deferred income taxes                                1,760        1,715
              Changes in assets and liabilities:
                  Trade receivables                               13,275        6,718
                  Inventories                                      5,303       (5,396)
                  Prepaid expenses and other                        (527)       1,498
                  Accounts payable and accrued liabilities        (3,913)       3,309
                                                               ---------    ---------

      Net cash provided by operating activities                   25,847       15,698
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Additions to property, plant & equipment                   (11,794)     (19,782)
      Other                                                          (57)        (401)
                                                               ---------    ---------
      Net cash provided by (used for) investing
      activities                                                 (11,851)     (20,183)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Long-term borrowings (reductions), net                     (14,000)       6,600
      Dividends on common stock                                   (1,230)      (1,048)
      Treasury stock transactions and other, net                     407          370
                                                               ---------    ---------

    Net cash provided by (used for) financing activities         (14,823)       5,922
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (827)       1,437

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     3,744        3,731
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   2,917    $   5,168
                                                               =========    =========



See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 1996, and 1995, but are, however, subject to year-end audit by the Company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995.

During the three-month period ended December 31, 1996, net income increased to $2,309,000 from $2,124,000 for the same three-month period last year. Sales increased 12% compared to the same prior year quarter. Increased growth in demand for the Company's patented Enhanced High Definition(R) and Raised Profile(TM) Prestique(R) premium laminated fiberglass asphalt shingles accounted for most of the increase in sales. Overall gross margin, as a percentage of sales, was 22.5% during the quarter ended December 31, 1996 compared to 23.9% during the same prior year quarter. However, the current quarter margin percentage improved from the 21.7% achieved during the first quarter ended September 30, 1996 as the new roofing plant at Shafter, California achieved a break-even level of operations for the quarter ended December 31, 1996.

Selling, general and administrative (S,G&A) expenses increased 4% during the quarter ended December 31, 1996 compared to the same prior year quarter. However, as a percentage of sales, S,G&A costs were 15% of sales in the current year quarter compared to 16% of sales in the prior year quarter.

Start-up operations at the Company's new nonwoven fiberglass mat plant at Ennis, Texas were underway during the quarter ended December 31, 1996. During the quarter ended December 31, 1996, $88,000 of deferred start-up costs at the new Ennis facility were included in capital expenditures.

The Company's industrial products businesses, which accounts for less than 10% of consolidated sales and earnings, achieved increased sales and operating income during the quarter ended December 31, 1996 as compared to the same prior year quarter.

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

CHANGES IN THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1996, AS COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1995.

During the six-month period ended December 31, 1996, net income increased to $6,077,000 from $5,787,000 in the same period last year. Sales increased 23% compared to the comparable prior year period. The increases in sales and income were primarily attributable to increased shipments of premium laminated fiberglass shingles during the six-month period ended December 31, 1996.

A significant part of the increased shipments were from the new roofing plant at Shafter, California. The ability of this new plant to better serve customers in the Western United States has permitted the Company to expand its sales and marketing efforts to better serve customers in the Midwestern and Northeastern United States with products from the other roofing plants.
Overall gross margin, as a percentage of sales, was 22.1% during the first half of fiscal 1997 compared to 25% during the same period in the prior fiscal year. The reduction in gross margin is primarily attributable to higher sales with operating losses at Shafter, California during the first quarter of fiscal 1997. As a result of certain planned changes in the plant's production line towards the end of the first quarter of fiscal 1997, the plant achieved a break-even level of operations during the second quarter of fiscal 1997.

Selling, general and administrative expenses increased 10% during the first half of fiscal 1997 compared to the same prior year period. However, S,G&A costs were only 13.5% of sales in the current year period compared to 15% of sales in the prior year period. The Company has established a larger sales organization to better serve growing market areas. This larger organization has been able to service the significant increase in sales orders without a proportionate increase in overall selling costs.

During the six-month period ended December 31, 1996, approximately $1,800,000 of deferred start-up costs at the new Ennis facility were capitalized and included in capital expenditures.

FINANCIAL CONDITION

The Company's financial condition at December 31, 1996 continued to be very strong. Total invested capital was $146,453,000. Long-term debt represented 27% of total capitalization. At December 31, 1996, $39,000,000 was available under the Company's unsecured revolving line of credit. Effective October 31, 1996, the revolving credit facilities were increased from $70 million to $80 million to provide additional financial resources to support the Company's growth strategies.

Cash generated by operations for the six months ended December 31, 1996 was $25,847,000. Working capital requirements (excluding cash and cash equivalents) decreased $14,225,000. The current ratio was 2.4 to 1 at December 31, 1996. The reduction in working capital primarily related to a seasonal reduction in trade receivables and inventories, partially offset by lower accounts payable. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months. In addition, receivables are expected to further increase during the late winter and spring months due to extended payment terms to certain customers during these months with payment generally due during the summer months.


The Company used $11,851,000 for investing activities in the first half of fiscal 1997. The majority of these expenditures were for capital expenditures and related deferred preoperating expenses incurred in connection with the new nonwoven fiberglass mat plant at the Ennis, Texas facility, which was in start-up during the period ended December 31, 1996, and changes in the production line at the Shafter, California plant to enhance the plant's overall performance. Total capital expenditures are expected to be less in fiscal 1997 than in recent years, which included significant capital expenditures relating to the construction of the two new major manufacturing facilities. Capital expenditures are presently expected to be about of $16,000,000 during the current fiscal year.

The Company utilized $14,823,000 for financing activities in the first half of fiscal 1997, primarily as a result of the seasonal reduction in long-term debt and payment of dividends on common stock.

In September 1994, the Company's Board of Directors authorized the purchase of up to $10 million of the Company's common shares from time to time on the open market to be used for general corporate purposes. As of December 31, 1996, 118,800 shares with a cumulative cost of $1,848,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the Company's regular quarterly cash dividend. In September 1996, the Board of Directors increased the regular quarterly cash dividend by 17% to seven cents per common share.

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


OUTLOOK

At the present time, we expect that strong demand for our patented Enhanced High Definition and Raised Profile Prestique shingles will increase shipments and sales to record levels for fiscal 1997. We continue to believe that earnings per share during the third quarter should be in the general range of, or possibly lower than, the fiscal 1996 comparable quarter. We expect that fourth quarter earnings will benefit from the seasonal increase in demand for products produced by the two new major facilities. Our current forecast for earnings per share for fiscal year ending June 30, 1997 remains in the range of $1.30 to $1.50 per share, up from $1.16 per share in fiscal 1996.

FORWARD-LOOKING STATEMENTS

In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Form 10-Q contains "forward-looking statements" about the Company's prospects for the future. Because they are forward- looking, such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following:

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

                           PART II. OTHER INFORMATION



ITEM 1:     Legal Proceedings

GAF Patent Litigation

On December 9-10, 1996, the District Court for the Northern District of Texas conducted a hearing to interpret the claims of Elk's design and utility patents, but has yet to issue a ruling in that matter, which essentially will determine the scope of the patents. A bench trial on the inequitable conduct defenses alleged by GAF in the design patent case commenced on February 3, 1997. Trial for the remaining issues in the design patent case remains scheduled for April 21, 1997, and trial in the utility patent case has not been scheduled as yet.

For further information and background on the GAF Patent Litigation and other legal proceedings involving the Company, see "Part I, Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, and "Part II, Item 1. Legal Proceedings" in the Company's Quarterly Report on 10-Q for the quarter ended September 30, 1996.

ITEM 4:          Submission of Matters to a Vote of Security Holders

         (a) The Company's Annual Meeting of Shareholders was held on October 22, 1996 for the purpose of electing three directors and ratifying the appointment of the Company's independent auditors.

         (b)     Directors Elected:

                                                                 NUMBER OF VOTES
                                                                 ---------------
                                                                          AUTHORITY
                                                               FOR        WITHHELD
                                                               ---        --------
                                 F.H. Callaway                7,129,621    64,664
                                 David W. Quinn               7,150,858    43,427
                                 Richard J. Rosebery          7,145,560    48,725

                 Other Directors Whose Term Continued After the Meeting:

                                 Robert M. Leibrock
                                 W.F. Ortloff
                                 Roy E. Campbell
                                 James E. Hall
                                 Harold K. Work

         (C) Other matters voted upon at the meeting and the number of affirmative votes, negative votes and abstentions.

                                                          NUMBER OF VOTES
                                             -------------------------------------

                                             AFFIRMATIVE    AGAINST    ABSTENTIONS
                                             -----------    -------    ------------
                 Ratification of Arthur       7,142,638     30,016        21,631
                 Andersen LLP as
                 independent auditors of
                 the Company for the fiscal
                 year ending June 30, 1997



ITEM 6:     Exhibits and Reports of Form 8-K

         (a)     Exhibits:

                 Exhibit (11):    Computation of Income Per Common and Common
                                  Equivalent Share

                 Exhibit (27):    Financial Data Schedule (EDGAR submission
                                  only)

         (b) The Registrant filed a Form 8-K on October 20, 1996 relating to a press release containing an announcement of first quarter earnings, including "forward-looking statements" about its prospects for the future.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ELCOR CORPORATION



DATE:     February 13, 1997          /s/ Richard J. Rosebery
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



EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
Exhibit (11):    Computation of Income Per Common and Common Equivalent Share

Exhibit (27):    Financial Data Schedule (EDGAR submission only)
