Form 10-Q
period 1997-03-31
ELCOR CORP
filed 1997-05-14
CIK 32017

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549




                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended    March 31, 1997              Commission File number 1-5341
                  ------------------                                    ------


                               ELCOR CORPORATION
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                            75-1217920
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


         14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                      75240-8871
--------------------------------------------                      ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code               (972) 851-0500
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

         As of close of business on May 5, 1997, Registrant had outstanding 8,791,452 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (Unaudited, $ in thousands)

ASSETS                                                             3-31-97     6-30-96
                                                                  ---------   ---------
CURRENT ASSETS
Cash and cash equivalents                                         $   2,802   $   3,744
Trade receivables, less allowance of $526 and $477                   43,469      42,482
Inventories -
         Finished goods                                              16,760      20,512
         Work-in-process                                                801         604
         Raw materials                                                6,465       5,632
                                                                  ---------   ---------
                  Total inventories                                  24,026      26,748
                                                                  ---------   ---------

Prepaid expenses and other                                            3,730       1,956
Deferred income taxes                                                 2,713       2,734
                                                                  ---------   ---------
                  Total current assets                               76,740      77,664
                                                                  ---------   ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                              177,726     163,053
      Less - accumulated depreciation                               (59,945)    (52,846)
                                                                  ---------   ---------
                  Property, plant and equipment, net                117,781     110,207
                                                                  ---------   ---------

NET ASSETS OF DISCONTINUED OPERATIONS                                 2,052       2,942
OTHER ASSETS                                                          1,328       1,315
                                                                  ---------   ---------
                                                                  $ 197,901   $ 192,128
                                                                  =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                  $  14,545   $  15,503
Accrued liabilities                                                  12,128      13,091
                                                                  ---------   ---------
                  Total current liabilities                          26,673      28,594
                                                                  ---------   ---------

LONG-TERM DEBT                                                       49,900      53,000
DEFERRED INCOME TAXES                                                12,076       8,336

SHAREHOLDERS' EQUITY -
         Common stock                                                 8,806       8,802
         Paid-in-capital                                             71,315      71,555
         Retained earnings                                           29,342      22,499
                                                                  ---------   ---------
                                                                    109,463     102,856

         Less - Treasury stock, at cost, 9,100 and 33,949 shares       (211)       (658)
                                                                  ---------   ---------
                  Total shareholders' equity                        109,252     102,198
                                                                  ---------   ---------
                                                                  $ 197,901   $ 192,128
                                                                  =========   =========



See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                          Three Months Ended   Nine Months Ended
                                           3-31-97   3-31-96   3-31-97  3-31-96
                                           -------  --------  --------  --------
SALES                                      $57,120  $ 50,048  $172,292  $143,938
                                           -------  --------  --------  --------

COST AND EXPENSES
      Cost of sales                         45,347    38,875   135,113   108,696
      Selling, general and administrative    7,609     7,312    23,186    21,417
      Reduction in value of assets               0         0         0       558
                                           -------  --------  --------  --------
INCOME FROM OPERATIONS                       4,164     3,861    13,993    13,267
                                           -------  --------  --------  --------

OTHER EXPENSE
      Interest expense, net                     34        61       247       105
                                           -------  --------  --------  --------

INCOME BEFORE INCOME TAXES                   4,130     3,800    13,746    13,162
      Provision for income taxes             1,518     1,479     5,057     5,054
                                           -------  --------  --------  --------
NET INCOME                                 $ 2,612  $  2,321  $  8,689  $  8,108
                                           =======  ========  ========  ========


INCOME PER COMMON AND COMMON EQUIVALENT
SHARE                                      $   .29  $    .26  $    .98  $    .92
                                           =======  ========  ========  ========

DIVIDENDS PER COMMON SHARE                 $   .07  $    .06  $    .21  $    .18
                                           =======  ========  ========  ========

AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                           8,908     8,875     8,848     8,852
                                           =======  ========  ========  ========




See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, $ in thousands)

                                                                                 Nine Months Ended
                                                                                  3-31-97   3-31-96
                                                                                 --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                                  $  8,689   $  8,108
      Adjustments to reconcile net income
         to net cash from operating activities:

               Depreciation and amortization                                         5,937      2,655
               Reduction in value of assets                                              0        558
               Deferred income taxes                                                 3,761      3,751
               Changes in assets and liabilities:
                   Trade receivables                                                  (987)    (6,800)
                   Inventories                                                       2,722    (10,515)
                   Prepaid expenses and other                                       (1,774)       192
                   Accounts payable and accrued liabilities                         (1,921)     4,442
                                                                                  --------   --------

      Net cash provided by operating activities                                     16,427      2,391
                                                                                  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Additions to property, plant & equipment                                     (13,490)   (33,233)
      Other                                                                            856       (999)
                                                                                  --------   --------

      Net cash provided by (used for) investing activities                         (12,634)   (34,232)
                                                                                  --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Long-term borrowings (reductions), net                                        (3,100)    32,000
      Dividends on common stock                                                     (1,846)    (1,575)
      Treasury stock transactions and other, net                                       211        393
                                                                                  --------   --------

      Net cash provided by (used for) financing activities                          (4,735)    30,818
                                                                                  --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (942)    (1,023)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       3,744      3,731
                                                                                  --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  2,802   $  2,708
                                                                                  ========   ========


See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended March 31, 1997, and 1996, but are, however, subject to year-end audit by the Company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. Net income per common and common equivalent share is computed based on the average number of common and common equivalent shares outstanding. Common equivalent shares include outstanding stock options. There is no material difference between primary and fully diluted earnings per share.

3. Effective October 31, 1996, the Company increased its unsecured revolving credit facility from $70 million to $80 million, the term was extended by one year to October 31, 1999, and certain financial covenants were adjusted. The amendment to the credit facility did not change the interest rate the Company currently pays for either LIBOR based borrowings or prime rate based borrowings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1996.

During the three-month period ended March 31, 1997, net income increased to $2,612,000 from $2,321,000 for the same three-month period last year. Sales increased 14% compared to the same prior year quarter. Increased growth in demand for the Company's patented Enhanced High Definition(R) and Raised Profile(TM) Prestique(R) premium laminated fiberglass asphalt shingles accounted for most of the increase in sales. The increase in net income was primarily related to significantly increased sales and income by the Company's industrial products businesses.

Despite increased shipments of premium laminated fiberglass asphalt shingles, operating income for the Company's roofing products group was lower, primarily due to higher freight rates and raw material costs, together with the costs of implementing a fourth shift operation at Elk Corporation's Tuscaloosa, Alabama roofing plant to increase its production capacity. Overall gross margin, as a percentage of sales, was 20.6% during the quarter ended March 31, 1997 compared to 22.3% during the same prior year quarter. In addition to the higher costs described above, a large percentage of the increased sales were from the new Shafter, California roofing plant, which despite significant improvements in operations and a good contribution to operating income, has higher fixed costs (primarily depreciation and amortization) that reduce the gross margin percentage.

Start-up operations at the Company's new nonwoven fiberglass roofing mat plant at Ennis, Texas were underway during the quarter ended March 31, 1997. This new plant is expected to meet its production performance criteria in the fourth quarter of fiscal 1997.

The Company's roofing products business is cyclical and is affected by some of the same economic factors that affect the housing industry generally, including interest rates, the availability of financing and general economic conditions. However, reroofing and remodeling, which now constitute about 82% of industry unit sales, are generally less severely affected by economic downturns than product demand for new residential construction.

The Company's industrial products businesses achieved significantly increased sales and operating income during the quarter ended March 31, 1997 as compared to the same prior year quarter, primarily as a result of increased fees generated by Ortloff Engineers, Ltd. from licensing the Company's cryogenic technology. Several domestic and international patent licenses and technology agreements were executed during the third quarter, and the outlook appears to be very good for licensing the Company's process technology for construction of both new natural gas processing plants and retrofits to upgrade existing gas processing plants. Additionally, Chromium Corporation achieved higher revenues relating to its Compushield conductive coatings applied to plastic enclosures for electronic equipment.

Overall selling, general and administrative (S,G&A) expenses increased 4% during the quarter ended March 31, 1997 compared to the same prior year quarter. However, as a percentage of sales, S,G&A costs were 13.3% of sales in the current year quarter compared to 14.6% of sales in the prior year quarter.

CHANGES IN THE NINE-MONTH PERIOD ENDED MARCH 31, 1997, AS COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1996.

During the nine-month period ended March 31, 1997, net income increased to $8,689,000 from $8,108,000 in the same period last year. Sales increased 20% compared to the comparable prior year period. The increase in sales was primarily attributable to increased shipments of premium laminated fiberglass asphalt shingles during the nine-month period ended March 31, 1997. The Company's industrial products businesses also achieved significantly higher revenues in the current year period as compared to the same nine-month period in the prior fiscal year. The increase in net income is primarily attributable to increased fees generated from patent licenses and technology agreements relating to the Company's cryogenic technology for processing of natural gas and refinery gas streams.

Despite the increase in shipments by the Company's roofing products group, operating income in this business segment declined in the current fiscal year as compared to the same prior year period. The Company's new roofing plant at Shafter, California has made significant progress in operating results since completion of changes in the production line during the first quarter of fiscal 1997. However, the significant reduction in the operating loss at this plant achieved in the nine-month period ended March 31, 1997 has been offset by lower operating profit at the other roofing facilities, primarily in the seasonally slower quarter ended March 31, 1997 primarily as a result of higher freight rates, higher raw material costs and costs of implementing a fourth shift operation at Elk Corporation's Tuscaloosa, Alabama roofing plant to increase its production capacity.

The Company's industrial products business segment achieved higher sales and operating income during the nine-month period ended March 31, 1997 compared to the comparable prior year period, primarily as a result of higher patent licensing fees and technology agreements by Ortloff Engineers, Ltd.

Overall selling, general and administrative expenses increased 8% during the first nine months of fiscal 1997 compared to the same prior year period. However, S,G&A costs were only 13.5% of sales in the current year period compared to 14.9% of sales in the prior year period. The Company has established a larger sales organization to better serve growing market areas. This larger organization has been able to serve the significant increase in sales orders without a proportionate increase in overall selling costs.

During the nine-month period ended March 31, 1997, approximately $1,450,000 of deferred start-up costs at the new Ennis facility were capitalized and included in capital expenditures.

FINANCIAL CONDITION

The Company's financial condition at March 31, 1997 continued to be very strong. The current ratio was 2.9 to 1 at March 31, 1997. Total invested capital was $159,152,000. Long-term debt represented 31% of total capitalization. At March 31, 1997, $28,510,000 was available under the Company's unsecured revolving line of credit.

Cash generated by operations for the nine months ended March 31, 1997 was $16,427,000. Working capital requirements (excluding cash and cash equivalents) increased $1,939,000. The increase in working capital primarily related to a reduction in current liabilities. However, trade receivables increased $987,000 from June 30, 1996, primarily due to the higher level of sales and seasonal marketing programs to certain customers that provided deferred payment terms. The deferred receivables are primarily due in the May 1997 through July 1997 timeframe. Inventory levels at March 31, 1997 were below the June 30, 1996 levels due to a high level of product shipments in March 1997. Inventory levels are expected to increase during the spring and early summer months in anticipation of continuing strong demand for the Company's premium laminated fiberglass asphalt roofing products during the seasonally stronger period of mid-March through about mid-November. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

The Company used $12,634,000 for investing activities in the first nine months of fiscal 1997. The majority of these expenditures were for capital expenditures and related deferred preoperating expenses incurred in connection with the new nonwoven fiberglass mat plant at the Ennis, Texas facility, which was in start-up during the period ended March 31, 1997, and changes in the production line at the Shafter, California plant in the early part of fiscal 1997 to enhance the plant's overall performance. Total capital expenditures are expected to be less in fiscal 1997 than in recent years, which included significant capital expenditures relating to the construction of the two new major manufacturing facilities. Capital expenditures are presently expected to be about $16,000,000 during the current fiscal year.

The Company utilized $4,735,000 for financing activities in the first nine months of fiscal 1997, primarily as a result of a reduction in long-term debt and payment of dividends on common stock.

In September 1994, the Company's Board of Directors authorized the purchase of up to $10 million of the Company's common shares from time to time on the open market to be used for general corporate purposes. As of March 31, 1997, 127,900 shares with a cumulative cost of $2,059,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the Company's regular quarterly cash dividend. In September 1996, the Board of Directors increased the regular quarterly cash dividend by 17% to seven cents per common share.

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

OUTLOOK

We expect that continuing strong demand for the Company's patented Enhanced High Definition and Raised Profile Prestique shingles will increase shipments and sales to record levels for fiscal 1997. In addition, we expect continuing increases in earnings for the Company's industrial products group during the fourth quarter of fiscal 1997. At present, we expect that fourth quarter earnings will be well above last year's level and enable the Company to achieve its prior forecast calling for fiscal 1997 earnings per share in the range of $1.30 to $1.50 per share, up from $1.16 per share in fiscal 1996.

FORWARD-LOOKING STATEMENTS

In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Form 10-Q contains "forward-looking statements" about the Company's prospects for the future. Because they are forward-looking, such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following:

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

                           PART II. OTHER INFORMATION



ITEM 1:    Legal Proceedings

GAF Patent Litigation

In December 1996, the District Court for the Northern District of Texas conducted a hearing to interpret the claims of Elk's design and utility patents, but has yet to issue a ruling in that matter, which essentially will determine the scope of the patents. The court also conducted a bench trial on the inequitable conduct defenses alleged by GAF in the design patent case in February 1997. A decision in that matter is pending. Trial for the remaining issues in the design patent case, which was scheduled for April 21. 1997, has been continued to a date not yet determined, and trial in the utility patent case has not been scheduled as yet.

Frontier Chemical Site

In February 1997, a court hearing was conducted on the motion for summary judgement of certain PRP's, including Chromium, in the suit seeking recovery of $1.2 million of proceeds from a closure bond for the Frontier Chemical Royal Avenue Site. A ruling on the motion is pending.

In March 1997, the USEPA issued its demand for future costs pursuant to the Administrative Order on Consent for the Frontier Chemical Royal Avenue Site. The PRPs have objected to this cost demand and have demanded an accounting. Resolution of this dispute still is pending, but even if the USEPA demand remains at the current amount, no further assessments from Chromium will be necessary to meet it.

Gibraltar Tort Litigation

The court in Daniels recently vacated its June 2, 1997 trial date, and no new trial date has been set. No trial date has been set in the Williams or Adams cases. The three Gibraltar cases naming Chromium remain in the early stages.

For information and background on the GAF Patent Litigation, Frontier Chemical Site, Gibraltar Tact Litigation, and other legal proceedings involving the Company, see "Part I, Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, and "Part II, Item 1. Legal Proceedings" in the Company's Quarterly Report on 10-Q for the quarters ended September 30, 1996 and December 31, 1996.

ITEM 6:           Exhibits and Reports of Form 8-K

         (a)      Exhibits:


                  Exhibit (11):  Computation of Income Per Common and Common
                                 Equivalent Share

                  Exhibit (27):  Financial Data Schedule (EDGAR submission only)

         (b) The Registrant filed a Form 8-K on January 16, 1997 relating to a press release containing an announcement of quarterly results including "forward-looking statements" about its prospects for the future.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ELCOR CORPORATION



DATE:     May 14, 1997                     /s/ Richard J. Rosebery
     --------------------                  ------------------------------------
                                           Richard J. Rosebery
                                           Executive Vice President,
                                           Chief Administrative & Financial
                                           Officer, and Treasurer



                                           /s/ Leonard R. Harral
                                           ------------------------------------
                                           Leonard R. Harral
                                           Vice President and Chief
                                           Accounting Officer

                                 EXHIBIT INDEX


           Exhibit (11): Computation of Income Per Common and Common
                         Equivalent Share

           Exhibit (27):  Financial Data Schedule (EDGAR submission only)