Form 10-K
period 1997-06-30
ELCOR CORP
filed 1997-09-26
CIK 32017

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 1997                COMMISSION FILE NUMBER 1-5341

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                             NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                                  WHICH REGISTERED
            -------------------                              ------------------------
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

     The aggregate market value of Common Stock held by nonaffiliates as of September 9, 1997, was $244,711,571. This amount is based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 9, 1997. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are "Affiliates" within the meaning of Rule 405 under the Securities Act of 1993, as amended.

     As of the close of business on September 9, 1997, the Registrant had 8,802,532 shares of Common Stock outstanding.

     Documents incorporated by reference. Listed below are the documents, any portion of which are incorporated by reference and the parts of this report into which such portions are incorporated:

                    PROXY STATEMENT DATED SEPTEMBER 19, 1997
                             PART III OF FORM 10-K

================================================================================

                                     PART I

Item 1.  Business

         Elcor Corporation (Registrant), incorporated in 1965 as a Delaware corporation, is a publicly held corporation headquartered in Dallas, Texas. Shares of the Registrant's common stock are traded on the New York Stock Exchange with the ticker symbol - ELK.

Lines of Business

         Roofing Products

         The Registrant, through Elk Corporation of Dallas and its subsidiaries
(Elk), is engaged in the manufacture and sale of premium laminated fiberglass asphalt residential roofing shingles and accessory products. Elk also manufactures and sells nonwoven fiberglass roofing mats for use in manufacturing asphalt roofing products, and nonwoven mats for use in other industrial applications. During fiscal 1997, Elk completed its three-year $100 million expansion program to significantly increase its manufacturing capacity for premium laminated fiberglass asphalt shingles and nonwoven fiberglass mats.

         Elk's premium laminated asphalt fiberglass shingle manufacturing plants are located in Tuscaloosa, Alabama, Ennis, Texas, and a new plant in Shafter, California, which achieved its performance test level of operations effective March 1, 1996. Capital expenditures, including deferred preoperating and start-up costs for the new plant, were about $55 million. The new plant has the potential to increase Elk's previous capacity for manufacturing premium laminated fiberglass asphalt shingles by more than 65%.

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

         Elk's roofing products are sold by employee sales personnel primarily to independent roofing wholesale distributors, delivery being made by common carrier or by customer vehicles from the manufacturing plants or warehouses. Elk's products are distributed nationwide with Texas, California and Florida representing the largest market areas. During fiscal 1997, Elk continued to expand its marketing and sales efforts throughout the United States. The Roofing Products segment accounted for approximately 90% of consolidated sales of the Registrant in fiscal 1997. One customer, ABC Supply Co. Inc., the largest roofing wholesale distributor in the United States, accounted for 14% of consolidated sales in fiscal 1997, 13% of consolidated sales in fiscal 1996, and 11% of consolidated sales in fiscal 1995.

         The company's new nonwoven fiberglass roofing mat facility at its Ennis, Texas plant was in start-up operations during the first nine months of fiscal 1997. This new plant achieved its performance test level of operations effective April 1, 1997. The new facility operates in parallel to the existing fiberglass mat manufacturing facility at the Ennis, Texas plant and produces nonwoven fiberglass roofing mats and other mats for a variety of industrial uses. The new plant was designed to more than triple Elk's previous manufacturing capacity for nonwoven fiberglass mats. Capital expenditures, including deferred preoperating and start-up costs for the new plant addition, were about $45 million.

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

         Another unit of the Registrant, OEL, LTD., d/b/a Ortloff Engineers, Ltd. (Ortloff) is engaged in providing technology licensing and engineering support services and in providing engineering consulting services to the oil and gas production, gas processing and sulfur recovery industries. Ortloff licenses technology covered by and related to ten patents owned by the Registrant for use in new or redesigned natural gas and refinery gas processing facilities, and utilizes technology licensed from others and its own expertise in the performance of consulting and engineering assignments. Although Ortloff has had three patents expire in the last year and one important patent will expire in fiscal 1999, Ortloff continues to develop and patent improved processes for natural gas processing. Moreover, Ortloff offers significant expertise and other nonpatented technology associated with its processes that is difficult for customers to obtain on a cost effective basis from others. One new patent was allowed and several new patent applications were filed in fiscal 1997. These efforts reflect Ortloff's commitment to continually update and advance its technological position.

         Patent license fees are calculated by standard formulas that take into account both specific project criteria and market conditions, adjusted for special conditions that exist in a project. Engineering consulting assignments are performed under consulting services agreements at negotiated rates.

Competitive Conditions

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

         Industrial Products

         The Registrant believes that Chromium is the leading remanufacturer of diesel engine cylinder liners and pistons for the railroad and marine transportation industries and is the primary supplier of hard chrome plated finishes for original equipment diesel engine cylinder liners to all of the major domestic locomotive manufacturers. The Registrant believes it has smaller competitors in the locomotive diesel engine cylinder liner remanufacturing market. The Registrant also believes that Chromium is one of the leading hard chrome platers of recycled and original equipment large bore cylinder liners for stationary power applications. Chromium has achieved a leading position in these markets through competition on the basis of product performance, quality, service and price. The Registrant, through the Conductive Coatings Division of Chromium, is engaged in electroless shielding of plastic enclosures for telecommunications, medical electronic and other electronic equipment. The Registrant believes the success of Chromium's Conductive Coatings Division in becoming a qualified supplier for and obtaining significant orders from major telecommunications, medical electronic and other electronic equipment manufacturers has enabled it to become a market leader.

         The Registrant believes that it holds significant state-of-the-art patents covering some of the most competitive processes for the cryogenic processing of refinery and natural gas streams to remove the higher value components, such as ethane and propane, which are primarily used as petrochemical feedstocks. The Registrant believes that Ortloff has widely recognized expertise in the design and operation of facilities for natural gas and refinery gas processing and sulfur recovery.

Backlog

         Backlog was not significant, nor is it material, in the Registrant's operations.

Raw Materials

         Roofing Products

         In the asphalt roofing products manufacturing business, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. All of these materials are presently available from several sources and are in adequate supply. Historically, the Registrant has been able to pass some of the higher raw material and transportation costs through to the customer. Freight rates and raw material costs, including asphalt, increased during fiscal 1997. However, the Registrant was generally unable to fully offset the impact of higher freight rates and raw material costs with price increases during fiscal 1997.

         Industrial Products

         In the Registrant's business of hard chrome plating and remanufacturing diesel engine cylinder liners and large bore cylinder liners, chromic acid is a significant raw material which is presently available from a number of domestic suppliers. The Registrant believes these domestic suppliers obtain the ore for manufacturing chromic acid principally from sources outside the United States, some of which may be subject to potential uncertainty. The Registrant has been advised by its suppliers that they maintain substantial inventories of chromic acid in order to minimize the potential effects of foreign interruption in ore supply. In the electroless shielding business, copper and nickel are the significant raw materials. These materials are presently available and are in adequate supply.

         No raw materials are utilized in the Registrant's engineering consulting and technology licensing business.

Patents, Licenses, Franchises and Concessions

         The Registrant holds certain patents, particularly in its engineering consulting and licensing business, which are significant to its operations. However, the Registrant does not believe that the loss of any one of these patents or of any license, franchise or concession would have a material adverse effect on the Registrant's overall business operations. The Registrant, through its subsidiary, Elk Corporation of Dallas, is involved in patent litigation against GAF Building Materials Corporation and related GAF entities concerning design and utility patents covering certain aspects of Elk's High Definition shingles. Refer to Item 3 "Legal Proceedings" for a more detailed discussion of this matter.

Environmental Matters

         The Registrant and its subsidiaries are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of the public health and the environment generally (collectively, Environmental Laws). Certain facilities of the Registrant's subsidiaries ship waste products to various waste management facilities for treatment or disposal. Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or to enforce compliance and to require remediation of contamination.

         The Registrant and its subsidiaries are also subject to Environmental Laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal, and other releases of hazardous substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) and similar state laws that impose liability -- without a showing of fault, negligence, or regulatory violations -- for the generation, transportation or disposal of hazardous substances that have caused or may cause, environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to the contamination of such property. From time to time, the Registrant or its subsidiaries may incur such remediation and related costs at the company owned plants and certain offsite locations.

         The Registrant anticipates that its subsidiaries will incur costs to comply with Environmental Laws, including correcting existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment. Neither these expenditures nor other activities initiated to comply with Environmental Laws is expected to have a material impact on the consolidated financial position, net earnings or liquidity of the Registrant.

Persons Employed

         At June 30, 1997, the Registrant and its subsidiaries had 783 employees.

Extended Payment Terms

         In some years, the Registrant's roofing products business grants extended payment terms to certain customers for some product shipments during the late winter and early spring months, with payment generally due during the summer months. As of June 30, 1997, $2,139,000 in receivables relating to such shipments were outstanding, the majority of which were collected in the first quarter of fiscal 1998.

Seasonal Business

         The Registrant's industrial products businesses are substantially nonseasonal. The Registrant's roofing products manufacturing business is seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in its marketing areas typically limit the installation of residential roofing products which causes sales to decrease during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen months depending upon the extent of roof damage. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

Information as to Industry Segments

         For Financial Information by Company Segments, see the table on page 36 of this Annual Report on Form 10-K.

Executive Officers of the Registrant

         Certain information concerning the Registrant's executive officers is set forth below:

                                                                               Period              Age as of
                                                                               Served               Sept. 1,
          Name                          Title                                As Officer              1997
------------------------     --------------------------                      ----------        -----------------
Harold K. Work               Chairman of the Board,                          15 years                  64
                             Chief Executive Officer and
                             President of Elcor Corporation;
                             Chief Executive Officer, President
                             and Director of Elk Corporation
                             of Dallas, a subsidiary, and Chief
                             Executive Officer, President and
                             Director of its subsidiaries

Richard J. Rosebery          Vice Chairman,                                  22 years                  62
                             Chief Financial and
                             Administrative Officer, and
                             Treasurer of Elcor Corporation;
                             Officer of all subsidiaries
                             and President and/or Director of
                             certain subsidiaries

Leonard R. Harral            Vice President and Chief                         4 years                  45
                             Accounting Officer of
                             Elcor Corporation

Raul G. Holguin              Vice President Information Systems of;               -                    40
                             Elcor Corporation; Vice President of
                             Chromium Corporation, and General
                             Manager of Chromium's Conductive
                             Coatings Division

David G. Sisler              Vice President, General Counsel and              2 years                  39
                             Secretary of Elcor Corporation; Officer
                             of all subsidiaries

James J. Waibel              Vice President Administration                    4 years                  53
                             of Elcor Corporation



         All of the executive officers except Mr. Sisler have been employed by the Registrant or its subsidiaries in responsible management positions for more than the past five years. In October 1993, Mr. Rosebery and Mr. Work were elected as Executive Vice Presidents of the Registrant. Previously Mr. Rosebery was Vice President, Treasurer and Chief Administrative and Financial Officer. Mr. Work was Vice President. In July 1996, Mr. Rosebery and Mr Work were appointed as Directors of the Registrant. On August 18, 1997, Mr. Work and Mr. Rosebery were each elected as Vice Chairman. On August 26, 1997, Mr. Work was elected as Chairman of the Board, President and Chief Executive Officer of the Registrant following the death on August 22, 1997 of Mr. Roy E. Campbell, who previously held these positions. In October 1993, Mr. Harral and Mr. Waibel were elected as Vice Presidents. Previously Mr. Harral was Chief Accounting Officer and Mr. Waibel was Assistant Vice President, Administration. In June 1997, Mr. Holguin was elected as Vice President, Information Systems. Previously Mr. Holguin was Assistant Vice President, Information Systems.

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

Item 2.  Properties

         All significant facilities are owned and unencumbered by liens in favor of nonaffiliates except as discussed herein.

         Roofing Products

         Asphalt roofing products are manufactured at plants located at Tuscaloosa, Alabama, Ennis, Texas and Shafter, California. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured at a plant located at Ennis, Texas. A new plant at the Ennis, Texas facility, which manufactures nonwoven fiberglass roofing mats and other mats for a variety of industrial uses, achieved its performance test level of operations effective April 1, 1997.

         Corporate headquarters and administrative offices for the asphalt roofing products operations are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

         Industrial Products

         Plants for the hard chrome plating of original equipment and remanufactured diesel engine cylinder liners and related equipment are located in Cleveland, Ohio and Lufkin, Texas. The Conductive Coatings Division's EMI/RFI shielding facility is located at the Lufkin, Texas plant.

         Corporate headquarters and administrative offices are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

         The Ortloff engineering and process licensing group is located in leased offices in Midland, Texas.

         Corporate Offices

         The Registrant's corporate headquarters is located in leased offices in Dallas, Texas.

         In addition, the Registrant or its subsidiaries own the following properties which are being held for sale or lease:

         (a) Former concrete roof tile plant site in North Miami, Florida currently held for sale. Negotiations are in process for the sale of this facility.

         (b) Land and buildings in Waco, Texas, formerly used in the solid waste handling equipment manufacturing business. This facility is currently subject to a lease/purchase agreement.

Item 3.  Legal Proceedings

         GAF Patent Litigation

         On February 8, 1994, Elk Corporation of Dallas (Elk of Dallas) was granted a design patent covering the ornamental aspects of its High Definition(R) and Raised Profile(TM) shingles. On December 6, 1994, Elk of Dallas was granted a utility patent on the functional aspects of the High Definition and Raised Profile shingles. Elk of Dallas has sued GAF Building Materials Corporation and related GAF entities (collectively GAF) in federal court for infringement of these patents. In the design patent case, Elk of Dallas seeks to recover as damages the total profit that GAF has made from the infringing shingles. In the utility patent case, Elk of Dallas seeks to recover as damages a reasonable royalty on GAF's sales of infringing shingles and certain lost profits.

         GAF seeks a declaratory judgment that the Elk of Dallas patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for unfair competition, Lanham Act violations based on alleged false advertising, and common law fraud, generally praying for damages of not less than $25 million including actual and punitive damages, plus interest, costs, and reasonable attorneys' fees. Elk of Dallas disputes GAF's claims, and management intends vigorously to defend them and to enforce its intellectual property rights.

         In April 1996, a court ordered mediation was held but did not result in resolution of the cases. In December 1996, the District Court for the Northern District of Texas conducted a hearing to interpret the claims of Elk's design and utility patents, but has yet to issue a ruling in that matter, which essentially will determine the scope of the patents. The court also conducted a bench trial on the inequitable conduct defenses alleged by GAF in the design patent case in February 1997. A decision in that matter is pending. Trial for the remaining issues in the design patent case, which was scheduled for April 21, 1997, has been continued to a date not yet determined, and trial in the utility patent case has not been scheduled as yet.

         While management can give no assurances regarding the ultimate outcome of the litigation, outside counsel believe that Elk of Dallas will prevail on its patent and trade dress claims and that Elk of Dallas will defeat GAF's counter claims. Even if the outcome were to be adverse to Elk of Dallas, it is not expected to have a material effect on the Registrant's financial position or liquidity.

         Gibraltar Tort Litigation

         Chromium Corporation is a defendant in three separate tort lawsuits brought by the same attorneys on behalf of plaintiffs who allege unspecified personal injuries and property damages associated with the operation of a licensed hazardous waste treatment, storage and disposal facility in Smith County, Texas known as the Gibraltar facility. The Court in Marti Williams, et al v. Akzo Nobel Chemicals, Inc., et al. in Smith County, Texas has entered a dismissal of Chromium and certain other defendants, and the plaintiffs are taking steps to carry forward an appeal. Chromium remains a party in Tangee Daniels, et al. v. Akzo Nobel Chemicals, Inc., et al., pending in Dallas County District Court, and in Adams v. American Ecology Environmental Services Corporation, pending in Tarrant County District Court.

         In the Daniels case, seven plaintiffs originally sued the current and former owners and operators of the facility, and later joined 51 defendants, including Chromium and several Fortune 500 companies, as generators of waste sent to the facility ("Generator Defendants"). One plaintiff has non-suited in this case. In August 1996, approximately 650 plaintiffs filed the Adams case against the facility owners, operators, the Generator Defendants named in the Daniels case and against several additional generator defendants. Discovery is stayed in both the Daniels and the Adams cases pending rulings related to case management orders. The Daniels court vacated a June 2, 1997 trial date and re-set the trial for October 27, 1997. That date may be reset due to a delay by the Court in ruling on certain dispositive motions. No trial date has been set in the Adams case.

         In connection with these cases, Chromium has entered into joint defense agreements with more than twenty other Generator Defendants. Chromium also has demanded a defense and indemnity from the facility owners pursuant to the waste disposal contract and from Chromium's insurers. To date, the facility owners have not responded and the insurers have declined or failed to accept the defense and indemnity obligation. Chromium intends to pursue its defenses vigorously.

         Management believes that the claims brought against Chromium in these cases are without merit. While management can give no assurances regarding the ultimate outcome of this litigation, it believes that it will not have a material adverse effect on the consolidated results of operations, financial position or liquidity of the Registrant.

         Chromium/TWC Settlement

         In May 1993, Chromium entered into an Agreed Order with the Texas Water Commission ("TWC") in settlement of an enforcement proceeding. Pursuant to the Agreed Order, the TWC assessed $60,000 in penalties and agreed to defer and forgive $74,800 in penalties contingent on Chromium's completion of certain technical and remedial activities at the Lufkin facility ("Technical Recommendations"). Chromium has paid the assessed penalties, has completed the Technical Recommendations, and is working with the Texas Natural Resource Conservation Commission, TWC's successor, to obtain confirmation that all requirements of the Agreed Order have been satisfied.

         Management believes that the activities remaining to demonstrate satisfaction of the terms of the Agreed Order will not have a material adverse effect on the consolidated results of operations, financial position, or liquidity of the Registrant.

         Frontier Chemical Site

         In May 1993, Chromium received a Notification Letter from the United States Environmental Protection Agency (USEPA) informing Chromium that USEPA had reason to believe that Chromium was a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act at the Frontier Chemical Royal Avenue Site (Site), a former state-permitted waste processing and management facility in Niagara Falls, New York. In September 1993, Chromium entered into an Administrative Order on Consent with USEPA under which Chromium and other PRPs agreed to perform Phase I response activities at the Site and to reimburse USEPA for response costs incurred by USEPA at the Site.

         All of the Phase I work was concluded in May 1994. Chromium was assessed a total of $109,250 of the $4 million cost estimate assessed to all Phase I PRPs. Chromium has not been and does not expect to be named as a PRP in Phase II or any subsequent phases of cleanup.

         Certain Phase I and Phase II PRPs intervened in a suit brought by the New York Attorney General seeking recovery of approximately $1.2 million in proceeds from a closure bond relating to the Site. If such intervention is successful, participating Phase I and Phase II PRPs will share in any recovery with the State of New York. In February 1997, a court hearing was conducted on the motion for summary judgment of the PRPs, including Chromium, in the suit. A ruling on the motion is pending.

         In March 1997, the USEPA issued its demand for future costs pursuant to the Administrative Order on Consent. The PRPs have objected to this cost demand and have demanded an accounting. Resolution of this dispute still is pending, but even if the USEPA demand remains at the current amount, no further assessments from Chromium will be necessary to meet it; moreover, Chromium received a refund of a small portion of its original assessment on the basis of the existing demand.

         Chromium's final assessment in this matter net of all recoveries cannot be calculated until its PRP group determines which assessments are uncollectible, and the closure bond action and USEPA cost reimbursement are resolved. Management of the Registrant believes that the final disposition of this matter will not have a material adverse effect on the consolidated results of operations, financial position, or liquidity of the Registrant.

         Other

         There are various other lawsuits and claims pending against the Registrant and its subsidiaries arising in the ordinary course of their businesses. In the opinion of the Registrant's management based in part on advice of counsel, none of these actions should have a material adverse effect on the Registrant's consolidated results of operations, financial position, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters

         The principal market on which the Registrant's Common Stock is traded is the New York Stock Exchange. The Boston, Midwest, Philadelphia and Toronto Stock Exchanges have granted unlisted trading privileges for the Registrant's Common Stock. There were 1,031 holders of record of the Registrant's Common Stock at September 9, 1997.

         The quarterly dividend declared per share and the high and low prices in dollars per share on Registrant's Common Stock for each quarter during fiscal year 1997 and fiscal year 1996 are set forth in the following tables:

     Period                             Dividend               High              Low
     ------                             --------               ----              ---
     Fiscal 1997

         First Quarter                  $ .07                 19 5/8            16 1/2
         Second Quarter                 $ .07                 22 5/8            18 1/2
         Third Quarter                  $ .07                 26                20 3/4
         Fourth Quarter                 $ .07                 28 3/8            24 3/8


     Fiscal 1996

         First Quarter                  $ .06                 23 7/8            18 3/4
         Second Quarter                 $ .06                 21 3/4            18 7/8
         Third Quarter                  $ .06                 25 1/2            21 1/8
         Fourth Quarter                 $ .06                 24 3/8            17 1/8


         The Registrant's Board of Directors has authorized the purchase of up to $10,000,000 of the Registrant's common shares from time to time on the open market to be used for general corporate purposes. As of June 30, 1997, 136,300 shares with cumulative cost of $2,271,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the Registrant's regular quarterly cash dividend at six cents per common share. In September 1996, the regular quarterly cash dividend was increased by 17% to seven cents per common share.

         The limitations affecting the future payment of dividends by Registrant imposed as a part of the Registrant's revolving credit agreement are discussed under the caption "Notes to Consolidated Financial Statements" under the heading "Long-Term Debt" on page 28 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

         The following selected consolidated financial data for each of the five years in the period ended June 30, 1997 have been derived from the audited consolidated financial statements of the Registrant included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------
($ In thousands, except per share data)                               Year Ended June 30,
-----------------------------------------------------------------------------------------------------------------
                                                1997           1996(1)     1995           1994(2)         1993(2)
-----------------------------------------------------------------------------------------------------------------
SALES                                         $ 230,756      $ 196,462   $ 159,061      $ 157,031       $ 161,431
                                              =========      =========   =========      =========       =========
INCOME:
        From continuing operations            $  13,002      $  10,284   $   9,558      $  15,571       $  15,366
        From discontinued operations               --             --          --           (1,494)           (606)
                                              ---------      ---------   ---------      ---------       ---------
        Before extraordinary item and
            cumulative effect of accounting
            change                               13,002         10,284       9,558         14,077          14,760
        Extraordinary item and cumulative
            effect of accounting change            --             --          --              668           3,017
                                              ---------      ---------   ---------      ---------       ---------
NET INCOME                                    $  13,002      $  10,284   $   9,558      $  14,745       $  17,777
                                              =========      =========   =========      =========       =========

INCOME PER SHARE:
        From continuing operations            $    1.47      $    1.16   $    1.08      $    1.75       $    2.00
        From discontinued operations               --             --          --             (.17)           (.08)
                                              ---------      ---------   ---------      ---------       ---------
        Before extraordinary item and
            cumulative effect of accounting
            change                                 1.47           1.16        1.08           1.58            1.92
        Extraordinary item and
            cumulative effect of accounting
            change                                 --             --          --              .07             .39
                                              ---------      ---------   ---------      ---------       ---------
NET INCOME PER SHARE                          $    1.47      $    1.16   $    1.08      $    1.65       $    2.31
                                              =========      =========   =========      =========       =========
TOTAL ASSETS                                  $ 207,243      $ 192,128   $ 137,133      $ 108,233       $  89,737
                                              =========      =========   =========      =========       =========
LONG-TERM DEBT                                $  52,600      $  53,000   $  18,400      $    --         $    --
                                              =========      =========   =========      =========       =========
SHAREHOLDERS' EQUITY                          $ 112,780      $ 102,198   $  93,616      $  85,229       $  69,747
                                              =========      =========   =========      =========       =========
CASH DIVIDENDS PER SHARE                      $     .28      $     .24   $    --        $    --         $    --
                                              =========      =========   =========      =========       =========

(1) 1996 results include $1,595 in pretax charges in connection with a provision for the adoption of SFAS No. 121 and a previous reduction in value of certain other assets.

(2) 1994 and 1993 results include $1,706 and $238 in pretax charges, respectively, incurred in connection with the closed Chromium Chicago plant. 1994 results include $82 in losses, net of tax, on the disposal of a discontinued operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

         During the fiscal year ended June 30, 1997, sales grew to $230,756,000, a 17% increase over fiscal 1996 sales of $196,462,000. Both the Roofing Products and Industrial Products Groups contributed to the increase in sales. Net income in fiscal 1997 increased 26% to $13,002,000 from the $10,284,000 achieved in fiscal 1996. Higher net income was primarily attributable to the Industrial Products Group, which achieved substantially improved operating results in fiscal 1997 as compared to the prior fiscal year. In addition, in fiscal 1996 the company incurred $1,595,000 in pretax charges in connection with a provision for the adoption of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the reduction in value of certain other assets during that fiscal year.

         Sales for the Roofing Products Group increased 16% in fiscal 1997 to $207,017,000 from $178,378,000 in fiscal 1996. The Roofing Products Group accounted for approximately 90% of consolidated sales in fiscal 1997 and 91% in fiscal 1996. Higher sales were primarily due to an increase in shipments of premium laminated fiberglass asphalt shingles. Sales from the new plant in Shafter, California accounted for a significant part of the increased shipments. Average selling prices were about the same in fiscal 1997 compared to fiscal 1996.

         Operating profit for the Roofing Products Group increased slightly to $22,440,000 in fiscal 1997 from $22,124,000 in fiscal 1996. The Shafter,
California plant achieved profitable operations in fiscal 1997 after incurring a significant operating loss in the prior fiscal year. Although both of the other roofing plants were very profitable, operating income at these facilities was lower in the current fiscal year, primarily as a result of higher freight rates, higher raw materials costs and costs of implementing a fourth shift operation at the Tuscaloosa, Alabama roofing plant to increase that facility's production capacity.

         The company's new nonwoven fiberglass roofing mat plant at its Ennis, Texas facility achieved its performance test level of operations effective April 1, 1997. Although overall mat plant operations were profitable in fiscal 1997, operating income from mat plant operations was significantly lower in fiscal 1997 compared to fiscal 1996 due primarily to higher costs associated with the new plant in its start-up year of operations.

         Sales for the Industrial Products Group increased 31% in fiscal 1997 to $23,542,000 from $17,930,000 in fiscal 1996. Operating income for this business segment increased to $3,262,000 in fiscal 1997 compared to an operating loss of $302,000 in fiscal 1996. Chromium Corporation achieved significantly higher revenues and operating results relating to conductive coatings of plastic enclosures for electronic equipment. Improved operating conditions in this area more than offset decreased demand for Chromium's hard chrome plated diesel engine cylinder liners for the railroad, marine and stationary power industries during the first half of fiscal 1997. In addition, in fiscal 1996, Chromium recorded $1,037,000 in pretax charges relating to a reduction in value of assets at its Cleveland, Ohio plant upon the adoption of SFAS No. 121.

         Ortloff Engineers achieved much higher revenues in fiscal 1997 from licensing the company's process technology for construction of both new natural gas processing plants and retrofits to upgrade existing gas processing plants.

         Selling, general and administrative (SG&A) costs as a percentage of sales were 13% for fiscal 1997 compared to 15% in fiscal 1996. In fiscal 1995, the company established a larger sales organization to better serve growing market areas. During fiscal 1997, this larger organization has continued to be able to service the increase in sales orders without a proportionate increase in overall selling costs.

         Interest expense was higher in fiscal 1997 as a result of the company's completion of its three year major facilities expansion program which was completed in March 1997. Subsequent to that date, all interest was expensed as incurred.

FISCAL 1996 COMPARED TO FISCAL 1995

         During the fiscal year ended June 30, 1996, sales increased 24% and net income increased to $10,284,000 from the $9,558,000 achieved in the prior fiscal year. The significant increase in sales was primarily attributable to increased shipments in the Roofing Products Group. Net income was 8% higher in fiscal 1996 as compared to the prior fiscal year despite an operating loss at the new Shafter, California roofing plant, which achieved its performance test level of operations effective March 1, 1996, and a $1,595,000 pretax provision for the adoption of SFAS No. 121, and the reduction in value of certain other assets during that fiscal year.

         Sales for the Roofing Products Group increased 28% in fiscal 1996 compared to fiscal 1995, primarily as a result of a 23% increase in shipments of premium laminated fiberglass asphalt shingles in fiscal 1996. Sales from the new plant at Shafter, California accounted for a significant part of the increased shipments. Average selling prices were slightly higher nationally in fiscal 1996 and transportation costs in the Western states were lower due to shipments originating from the Shafter plant. Operating profit in fiscal 1996 was $22,124,000 compared to $18,015,000 in the prior fiscal year despite incurring a significant operating loss in fiscal 1996 at the Shafter facility in its start-up year. Asphalt and glass fiber raw material costs were higher in fiscal 1996 than in fiscal 1995. However, the company was able to implement price increases to offset these higher raw material costs.

         Revenues for the Industrial Products Group decreased 10% in fiscal 1996 to $17,930,000 from $19,960,000 in the prior fiscal year as a result of Chromium Corporation's customers reducing orders during fiscal 1996 due to model changes and inventory adjustments. Shipments of hard chrome plated diesel engine cylinder liners and remanufactured pistons for the railroad, marine and stationary power industries were significantly reduced in fiscal 1996 compared to the prior fiscal year. Revenues relating to conductive coatings of plastic enclosures for electronic equipment did not significantly change in fiscal 1996 compared to fiscal 1995. The Industrial Products Group reported a $302,000 operating loss in fiscal 1996 compared to a $2,099,000 operating profit in fiscal 1995 as a result of the reduction in revenues, lower operating income from engineering consulting services and licensing of patents in the cryogenic processing of natural gas and refinery gas streams by Ortloff Engineers and $1,037,000 in charges relating to the reduction in value of assets at Chromium's Cleveland plant upon adoption of SFAS No. 121 in the fourth quarter of fiscal 1996.

         The company's overall gross margin on sales was 23% in fiscal 1996 compared to 27% in fiscal 1995. The reduction in the gross margin percentage is primarily attributable to significantly higher sales with operating losses at the new Shafter facility. Selling, general and administrative costs as a percentage of sales were 15% for fiscal 1996 compared to 17% in fiscal 1995. During fiscal 1995, the Company established a larger sales organization to better serve growing market areas. This larger organization has been able to service a significant increase in sales orders without a proportionate increase in overall selling costs.

LIQUIDITY AND CAPITAL RESOURCES

         The company generated cash flows from operating activities of $17,834,000 in fiscal 1997, despite an $8,931,000 increase in working capital in fiscal 1997. The significant increase in working capital was primarily the result of higher inventories, which increased $6,679,000 during fiscal 1997. The majority of this increase related to finished goods inventories which were increased at all roofing plants in anticipation of higher demand during the summer and fall months. Receivables increased $696,000 during the year primarily as a result of higher sales generated during fiscal 1997, partially offset by a decrease in deferred payment term receivables. At June 30, 1997, deferred payment term receivables from promotional programs to certain customers were $2,139,000 compared to $6,861,000 in receivables from these programs at June 30, 1996. Deferred receivables outstanding at June 30, 1997, are primarily due during the first quarter of fiscal 1998.

         The current ratio at June 30, 1997, was 3.1 to 1 compared to 2.7 to 1 at June 30, 1996. Historically, working capital requirements and associated borrowings fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

         The company used $16,005,000 for investing activities in fiscal 1997. The majority of these expenditures were for capital expenditures and related deferred start-up costs incurred in connection with the completion of a new plant at the company's Ennis, Texas facility to manufacture nonwoven fiberglass roofing mat and industrial facer products for the construction industry. During fiscal 1997, the company completed its three-year major new facilities expansion program. Capital expenditures are expected to be in the range of $18,000,000 to $20,000,000 in fiscal 1998. The majority of currently planned capital expenditures are for productivity, capacity and cost improvement projects at the three current roofing plants. In addition, the company anticipates an expansion of capacity in Chromium Corporation's Conductive Coatings Division in order to meet growing demand for its Compushield process for conductive coatings of plastic enclosures for electronic equipment.

         Cash flows used for financing activities were $2,820,000 in fiscal 1997, primarily resulting from the payment of dividends and a $400,000 decrease in long-term debt at June 30, 1997. Long-term debt represented only 32% of the $165,380,000 of invested capital (long-term debt plus shareholders' equity) at June 30, 1997. In October 1996, the company increased its unsecured revolving line of credit from $70,000,000 to $80,000,000 and extended the term to October 31, 1999. As of June 30, 1997, $25,810,000 was available under this facility.

         The company's Board of Directors has authorized the purchase of up to $10,000,000 of the company's common shares from time to time on the open market to be used for general corporate purposes. As of June 30, 1997, 136,300 shares with cumulative cost of $2,271,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the company's regular quarterly cash dividend. In September 1996, the regular quarterly cash dividend was increased by 17% to seven cents per common share.

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

         Further, certain of the company's industrial products operations utilize hazardous materials in their production process. As a result, the company incurs costs for remediation activities off-site and at its facilities from time to time. The company established and maintains reserves for remediation activities, when appropriate, in accordance with SFAS No. 5, "Accounting for Contingencies." Current reserves established for known or probable remediation activities are not material to the company's financial position or results of operations.

         Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 1998 and beyond to fund its planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements. Management also believes its revolving credit facility could be amended to provide additional cash resources.

PENDING ACCOUNTING PRONOUNCEMENT

         The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants has issued an exposure draft on "Reporting on the Costs of Start-Up Activities." If the exposure draft were to be finalized in its proposed form, it would require companies to expense previously capitalized start-up costs. At June 30, 1997, the company had $8,967,000 of unamortized capitalized start-up costs. While the company does not agree with the accounting treatment proposed in the AcSEC exposure draft and believes that capitalizing costs incurred in constructing major new facilities provides a better matching of revenues and expenses, the company will adopt this statement of position if and when it is finalized.

FORWARD-LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis of the results of operations and financial condition and other sections of this annual report contain "forward-looking statements" about its prospects for the future. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to the following:

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

3. During fiscal 1997, the company completed a three-year $100 million expansion program which included a new roofing plant in Shafter, California and the construction of a new plant at the company's Ennis, Texas facility to manufacture nonwoven fiberglass roofing mats and other mats for a variety of industrial uses. As new facilities, their progress in achieving anticipated operating efficiencies and financial results is difficult to predict. If such progress is slower than anticipated, or if demand for products produced at either of these new plants does not meet current expectations, operating results could be adversely affected.

4. Certain facilities of the company's industrial products subsidiaries must utilize hazardous materials in their production process. As a result, the company could incur costs for remediation activities at its facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

5. The company's litigation, including its patent infringement suits against GAF, is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

        Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

Item 8. Financial Statements and Supplemental Data

         Index to Financial Statements and Financial Statement Schedule


   Financial Statements:                                                        Page
                                                                                ----
   Independent Auditors' Report                                                  20
   Consolidated Balance Sheet at June 30, 1997 and 1996                          21
   Consolidated Statement of Operations for the years ended
     June 30, 1997, 1996, and 1995                                               22
   Consolidated Statement of Cash Flows for the years ended
     June 30, 1997, 1996, and 1995                                               23
   Consolidated Statement of Shareholders' Equity for the years
    ended June 30, 1997, 1996, and 1995                                          24
   Notes to Consolidated Financial Statements                                    25

   Financial Statement Schedule:

   Independent Auditors' Report                                                  37
   Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves     38

   All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors,
Elcor Corporation


         We have audited the accompanying consolidated balance sheets of Elcor Corporation (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elcor Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

         As discussed in the Summary of Significant Accounting Policies, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in fiscal 1996.



                                                       /s/ Arthur Andersen LLP
                                                       -----------------------
                                                           Arthur Andersen LLP


Dallas, Texas
August 18, 1997

CONSOLIDATED BALANCE SHEET

($ In thousands)                                                                     June 30,
-----------------------------------------------------------------------------------------------------
 ASSETS                                                                          1997         1996
-----------------------------------------------------------------------------------------------------
 CURRENT ASSETS
        Cash and cash equivalents                                              $   3,601    $   3,744
        Trade receivables, less allowance of $545 and $477                        43,178       42,482
        Inventories                                                               33,427       26,748
        Prepaid expenses and other                                                 3,572        1,956
        Deferred income taxes                                                      2,508        2,734
                                                                               ---------    ---------
        Total current assets                                                      86,286       77,664
                                                                               ---------    ---------

 PROPERTY, PLANT AND EQUIPMENT, AT COST
        Land                                                                       2,065        2,065
        Buildings                                                                 30,873       22,157
        Machinery and equipment                                                  145,881       98,668
        Construction in progress                                                   1,296       40,163
                                                                               ---------    ---------
                                                                                 180,115      163,053
        Less - Accumulated depreciation                                          (62,648)     (52,846)
                                                                               ---------    ---------
        Property, plant and equipment, net                                       117,467      110,207
                                                                               ---------    ---------

 OTHER ASSETS                                                                      3,490        4,257
                                                                               ---------    ---------
                                                                               $ 207,243    $ 192,128
                                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
        Accounts payable                                                       $  15,899    $  15,503
        Accrued liabilities                                                       12,386       13,091
                                                                               ---------    ---------
        Total current liabilities                                                 28,285       28,594
                                                                               ---------    ---------

 LONG-TERM DEBT                                                                   52,600       53,000
                                                                               ---------    ---------

 DEFERRED INCOME TAXES                                                            13,578        8,336
                                                                               ---------    ---------
 COMMITMENTS AND CONTINGENCIES  (See Note)
 SHAREHOLDERS' EQUITY
        Common stock ($1 par, 8,814,079 shares issued at
        June 30, 1997; 8,802,066 shares issued at June 30, 1996)                   8,814        8,802
        Paid-in capital                                                           71,350       71,555
        Retained earnings                                                         33,039       22,499
                                                                               ---------    ---------
                                                                                 113,203      102,856
        Less - Treasury stock (17,500 shares at June 30, 1997;
        33,949 shares at June 30, 1996; at cost)                                    (423)        (658)
                                                                               ---------    ---------
        Total shareholders' equity                                               112,780      102,198
                                                                               ---------    ---------
                                                                               $ 207,243    $ 192,128
                                                                               =========    =========

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF OPERATIONS

($ In thousands, except per share data)                     Year Ended June 30,
---------------------------------------------------------------------------------------
                                                       1997         1996         1995
                                                    ---------    ---------    ---------
SALES                                               $ 230,756    $ 196,462    $ 159,061
                                                    ---------    ---------    ---------

COSTS AND EXPENSES

    Cost of goods sold                                178,229      149,080      116,799
    Selling, general and administrative                30,969       29,121       27,103
    Reduction in value of assets                         --          1,595         --
                                                    ---------    ---------    ---------
INCOME FROM OPERATIONS                                 21,558       16,666       15,159
                                                    ---------    ---------    ---------

OTHER INCOME (EXPENSE)

    Interest expense                                   (1,136)        (394)        (153)
    Other income                                          215          211          275
                                                    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                             20,637       16,483       15,281

    Provision for income taxes                          7,635        6,199        5,723
                                                    ---------    ---------    ---------

NET INCOME                                          $  13,002    $  10,284    $   9,558
                                                    =========    =========    =========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE   $    1.47    $    1.16    $    1.08
                                                    =========    =========    =========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING                                             8,871        8,857        8,844
                                                    =========    =========    =========


The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

($ In thousands)                                                      Year Ended June 30,
-------------------------------------------------------------------------------------------------
                                                                1997         1996         1995
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                    $  13,002    $  10,284    $   9,558
Adjustments to reconcile net income
       to net cash from operating activities:
            Depreciation and amortization                         8,664        4,689        3,603
            Reduction in value of assets                           --          1,595         --
            Deferred income taxes                                 5,468        4,018        2,845
            Changes in assets and liabilities:
                Trade receivables                                  (696)      (9,572)         627
                Inventories                                      (6,679)     (15,047)       5,192
                Prepaid expenses and other                       (1,616)         975       (1,328)
                Accounts payable                                    396        4,654        1,558
                Accrued liabilities                                (705)       2,043       (1,830)
                                                              ---------    ---------    ---------
       Net cash provided by
              operating activities                               17,834        3,639       20,225
                                                              ---------    ---------    ---------
       Cash provided by sale of discontinued assets                 848        4,233          684
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                      (15,896)     (40,669)     (46,252)
Proceeds from sale of investments                                  --           --          5,378
Other, net                                                         (109)         (88)         548
                                                              ---------    ---------    ---------
       Net cash used for investing activities                   (16,005)     (40,757)     (40,326)
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt borrowings (repayments)                             (400)      34,600       18,400
Dividends paid on common stock                                   (2,462)      (2,101)        --
Treasury stock transactions and
    exercises of stock options, net                                  42          399       (1,171)
                                                              ---------    ---------    ---------
       Net cash provided by (used for) financing activities      (2,820)      32,898       17,229
                                                              ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (143)          13       (2,188)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    3,744        3,731        5,919
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   3,601    $   3,744    $   3,731
                                                              =========    =========    =========


The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------------------
($ In thousands, except per share data)
--------------------------------------------------------------------------------------------
                                                                                  Total
                               Common      Paid-in     Retained     Treasury   Shareholders'
                                Stock      Capital     Earnings       Stock       Equity
                              ---------   ---------    ---------    ---------    ---------
BALANCE, June 30, 1994        $   8,786   $  71,685    $   4,758    $    --      $  85,229

Net income                         --          --          9,558         --          9,558
Treasury stock transactions
   and exercises of stock
   options, net                      16          (5)        --         (1,182)      (1,171)
                              ---------   ---------    ---------    ---------    ---------


BALANCE, June 30, 1995            8,802      71,680       14,316       (1,182)      93,616

Net income                         --          --         10,284         --         10,284
Treasury stock transactions
   and exercises of stock
   options, net                    --          (125)        --            524          399
Dividends, $.24 per share          --          --         (2,101)        --         (2,101)
                              ---------   ---------    ---------    ---------    ---------


BALANCE, June 30, 1996            8,802      71,555       22,499         (658)     102,198

Net income                         --          --         13,002         --         13,002
Treasury stock transactions
   and exercises of stock
   options, net                      12        (205)        --            235           42
Dividends, $.28 per share          --          --         (2,462)        --         (2,462)
                              ---------   ---------    ---------    ---------    ---------


BALANCE, June 30, 1997        $   8,814   $  71,350    $  33,039    $    (423)   $ 112,780
                              =========   =========    =========    =========    =========


The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         Elcor Corporation (the company), through subsidiaries, is engaged in two lines of business: Roofing Products and Industrial Products. The Roofing Products segment, which accounts for 90% of consolidated sales, manufactures and sells premium laminated fiberglass asphalt residential roofing products, together with nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. The Industrial Products group of companies is engaged in the plating of proprietary finishes for large diesel engine cylinder liners and pistons, the shielding of plastic enclosures from electromagnetic and radio frequency interference, and engineering consulting services and licensing of certain patented technologies.

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

CONCENTRATION OF CREDIT RISK

         The majority of the company's sales are in the Roofing Products segment and its primary customers are building materials distributors. One customer accounted for 14%, 13% and 11% of consolidated sales in fiscal years 1997, 1996 and 1995, respectively. The company performs ongoing credit evaluations and maintains reserves for potential credit losses.

REVENUE RECOGNITION

         Revenue is recognized at the time products are shipped to the customer or at the time services are rendered.

INVENTORIES

         Inventories are stated at the lower of cost (including direct materials, labor, and applicable overhead) or market, using the last-in, first-out (LIFO) method. Inventories were comprised of:

                                      (In thousands)
                                        June 30,
                                 ---------------------
                                    1997        1996
                                 ---------   ---------
         Raw Materials           $   6,586   $   5,632
         Work-In-Process               441         604
         Finished Goods             26,400      20,512
                                 ---------   ---------
                                 $  33,427   $  26,748
                                 =========   =========

         If the first-in, first-out (FIFO) method had been used at June 30, 1997 and 1996, inventories would have been lower by $1,221,000 in fiscal 1997 and by $69,000 in fiscal 1996, primarily as a result of productivity improvements and declining costs of raw materials subsequent to the adoption of the LIFO method. The LIFO inventory adjustment was determined on an overall basis and, accordingly, each class of inventory reflects an allocation based on FIFO amounts.

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
              Office furniture and equipment                5 - 12 years

         The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Preoperating and start-up costs incurred in connection with the construction of major new manufacturing facilities are capitalized until such facilities become operational. These costs are then amortized over a five-year period. Capitalized preoperating and start-up costs included in capital expenditures were $977,000, $4,772,000 and $3,864,000 in fiscal years 1997, 1996, and 1995, respectively. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1997, 1996 and 1995, $1,784,000, $1,459,000 and $326,000 of interest cost was capitalized, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         During the fourth quarter of fiscal 1996, the company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company recorded a provision of $1,037,000 to reduce the assets of Chromium Corporation's Cleveland plant and provide for related environmental remediation in the Industrial Products segment relating to the new accounting standard. The company had previously reduced the value of certain equipment in the Roofing Products segment by $558,000.

SUPPLEMENTAL CASH FLOWS

         The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental cash flow amounts were as follows:

                                              (In thousands)
                                                June 30,
                                      ------------------------------
                                        1997       1996       1995
                                      --------   --------   --------
         Interest paid                $  2,951   $  1,739   $    436
         Income taxes paid            $  3,115   $  1,105   $  5,588

PENDING ACCOUNTING PRONOUNCEMENT

         The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants has issued an exposure draft on "Reporting on the Costs of Start-Up Activities." If the exposure draft were to be finalized in its proposed form, it would require companies to expense on a current basis previously capitalized start-up costs. At June 30, 1997, the company had $8,967,000 of unamortized capitalized start-up costs. While the company does not agree with the accounting treatment proposed in the AcSEC exposure draft and believes that capitalizing costs incurred in constructing major new facilities provides a better matching of revenues and expenses, the company will adopt this statement of position if and when it is finalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT

         Effective October 31, 1996 the company increased its unsecured revolving credit facility (Facility) to $80,000,000 of primary credit, including up to a maximum of $5,000,000 in letters of credit, through October 31, 1999 with a provision for annual extensions upon approval of the lenders. At June 30, 1997, letters of credit totaling $1,590,000 were outstanding.

         Borrowings under the Facility bear interest at (1) the higher of the federal funds rate plus .5% or the lender's prime rate, or (2) at the company's option, LIBOR, in each case plus specified basis points based on the ratio of the company's total indebtedness to total capital. The Facility also provides for a commitment fee on the average unused portion of the line and is also based on the ratio of the company's total indebtedness to total capital. Based on financial ratios at June 30, 1997, the LIBOR borrowing rate was LIBOR plus
 .5% and the commitment fee was .25% of the average unused portion of the line.

         The loan agreement, among other things, limits the sale or pledging of assets of subsidiaries involved in manufacturing asphalt roofing products, and requires maintenance of specified current ratios, capitalization ratios and cash flow levels. Dividend payments and stock repurchases are limited to certain specified levels providing no default or event of default would occur. At June 30, 1997, total cumulative dividend payments and stock repurchased since July 1, 1993 were subject to a $26,656,000 limitation. Actual expenditures for these items as of June 30, 1997 have been $6,834,000.

SHAREHOLDERS' EQUITY

         Authorized common stock, par value $1.00, is 50,000,000 shares, of which 8,814,079 shares were issued at June 30, 1997 and 8,802,066 shares were issued at June 30, 1996. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.

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

         The exchange option provides that, at any time after any person becomes the beneficial owner of 15% or more of the common stock and prior to the acquisition by such person of 50% or more of the common stock, the company's Board of Directors may exchange the Rights (other than Rights owned by such person) at an exchange ratio of one share of common stock per Right.

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


         Information relating to options is as follows:

                                                                                         Weighted Average
                                               Number                Option Price          Option Price
                                             of Shares             Range per Share          Per Share
                                             ---------             ---------------          ---------
  Outstanding at June 30, 1994                  301,076            $  6.00 - $24.13          $ 11.56
     Granted                                     57,195            $ 17.25 - $19.88          $ 19.42
     Canceled                                    (4,886)           $  7.00 - $24.13          $ 12.14
     Exercised                                  (35,546)           $  6.00 - $12.13          $  8.39
                                               --------
  Outstanding at June 30, 1995                  317,839            $  7.00 - $24.13          $ 13.37
    Granted                                      73,751            $ 21.50 - $22.38          $ 21.96
    Canceled                                     (6,910)           $  7.00 - $24.13          $ 18.37
    Exercised                                   (43,900)           $  7.00 - $24.13          $  9.70
                                               --------
  Outstanding at June 30, 1996                  340,780            $  7.00 - $24.13          $ 15.60
    Granted                                     101,750            $ 17.00 - $19.00          $ 18.68
    Canceled                                     (2,652)           $  8.75 - $24.13          $ 18.54
    Exercised                                   (49,093)           $  7.00 - $19.88          $  8.58
                                               --------
  Outstanding at June 30, 1997                  390,785            $  7.00 - $24.13          $ 17.26
                                               ========

         The following table summarizes information about options outstanding at June 30, 1997:

                                          Options Outstanding                          Options Exercisable
                          --------------------------------------------------   ----------------------------------
                               Number                 Weighted-Average              Number           Weighted
         Range of            Outstanding          Remaining       Exercise        Exercisable         Average
    Exercise Prices       At June 30, 1997     Contractual Life     Price       At June 30, 1997   Exercise Price
  ---------------------------------------------------------------------------------------------------------------
  $ 7.00 - $ 9.88               61,693              1.87           $ 8.01             52,375            $ 7.88
  $10.00 - $14.88               55,598              2.53           $11.77             36,368            $11.52
  $15.00 - $19.88              155,677              7.59           $18.93             33,814            $18.30
  $20.00 - $24.13              117,817              5.87           $22.54             22,930            $22.78

         At June 30, 1997, 1996 and 1995, 145,487, 115,796 and 106,089 shares were exercisable, respectively. A total of 264,847, 364,849 and 435,305 shares were reserved for future grants at June 30, 1997, 1996 and 1995, respectively.

         In fiscal 1997, the company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with respect to the company's stock option plan. Pro forma information regarding net income and income per share has been determined as if the company had accounted for its stock options under the fair value methodology prescribed by SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1997 and 1996; dividend yields of 1.5% and 1.1%; risk-free interest rates of 6.5% and 6.2%; expected market price volatility of .429 and .450; and expected lives of options of 6.9 and 7.5 years. The weighted average fair value of stock options granted in fiscal 1997 and 1996 was $8.67 and $11.22, respectively.

  (Dollar amounts in thousands,
    except per share data)                               1997             1996
  ------------------------                              -------          ------
  Net income, as reported                               $13,002          $10,284
  Net income, pro forma                                 $12,671          $ 9,974
  Income per share, as reported                         $  1.47          $  1.16
  Income per share, pro forma                           $  1.43          $  1.13

         The pro forma amounts presented above may not be representative of the effects on reported net income for future years.

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

         The Board of Directors has authorized total contributions of 4.6% of each participant's annual compensation, as defined, including forfeitures, split equally between the ESOP and 401(k) Plans. Total contributions charged to expense for these plans were $1,245,000, $1,120,000, and $839,000 in 1997, 1996 and 1995, respectively.

         The company has a Stock/Loan Plan which allows certain key employees to borrow an amount, based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the company's common stock. Under the Stock/Loan Plan, the loans, which are unsecured and noninterest-bearing, are forgiven and amortized as compensation over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 1997 and 1996 totaling $1,078,000 and $1,174,000, respectively, are included in Other Assets.

COMMITMENTS AND CONTINGENCIES

         The company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2002. Total rental expense was $1,295,000 in 1997, $1,167,000 in 1996, and $1,117,000 in 1995. At June 30, 1997, future minimum rental commitments under noncancellable operating leases, payable over the remaining lives of the leases, are:

                                             (In thousands)
                                             Minimum Rental
  Fiscal Year                                 Commitments
  -----------                                 -----------
     1998                                       $1,127
     1999                                          770
     2000                                          141
     2001                                           80
     2002                                            8
     Thereafter                                     --
                                                ------
          Total                                 $2,126
                                                ======


         The company provides certain warranties for its products which are generally limited to being free from defect in materials or workmanship or meeting specified manufacturing and material specifications. During 1997, 1996 and 1995, the company recorded to expense approximately $1,566,000, $1,637,000 and $1,462,000, respectively, in warranty claim settlements and reserves. The company has established reserves for estimated probable future claims in accordance with SFAS No. 5, "Accounting for Contingencies."

         On February 8, 1994, a wholly owned subsidiary, Elk Corporation of Dallas (Elk) was granted a design patent covering the ornamental aspects of its High Definition(R) and Raised Profile(TM) shingles. On December 6, 1994, Elk was granted a utility patent on the functional aspects of the High Definition(R) and Raised Profile(TM) shingles. Elk has sued GAF Building Materials Corporation and related GAF entities (collectively GAF) in federal court for infringement of these patents. In the design patent case, Elk seeks to recover as damages the total profit that GAF has made from the infringing shingles. In the utility patent case, Elk seeks to recover as damages a reasonable royalty on GAF's sales of infringing shingles and certain lost profits.

         GAF seeks a declaratory judgment that the Elk patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for unfair competition, Lanham Act violations based on alleged false advertising, and common law fraud, generally praying for damages of not less than $25 million including actual and punitive damages, plus interest, costs, and reasonable attorney fees. Elk disputes GAF's claims, and management intends vigorously to defend them and to enforce its intellectual property rights. In April 1996, a court-ordered mediation was held but did not result in resolution of the cases. In December 1996, the District Court for the Northern District of Texas conducted a hearing to interpret the claims of Elk's design and utility patents, but has yet to issue a ruling in that matter, which essentially will determine the scope of the patents. The court also conducted a bench trial on the inequitable conduct defenses alleged by GAF in the design patent case in February 1997. A decision in that matter is pending. Trial for the remaining issues in the design patent case, which was scheduled for April 21, 1997, has been continued to a date not yet determined, and trial in the utility patent case has not been scheduled as yet.

         While management can give no assurances regarding the ultimate outcome of the litigation, outside counsel believe that Elk will prevail on its patent and trade dress claims and that Elk will defeat GAF's counterclaims. Even if the outcome were to be adverse to Elk, it is not expected to have a material effect on the company's financial position or liquidity.

         The company and its subsidiaries are involved in other legal actions and claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

         On December 1, 1985, the company became self-insured for its products and completed operations liability exposure because the cost of insurance for such risks was believed to be excessive for the coverage to be provided. Reserves for estimated potential losses of this type have been established.

         The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's industrial products operations utilize hazardous materials in their production processes. As a result, the company incurs costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such remediation activities, when appropriate, in accordance with SFAS No. 5, "Accounting for Contingencies."

ACCRUED LIABILITIES

          Accrued liabilities consist of the following:

                                                     (In thousands)
                                                         June 30,
                                                     1997        1996
                                                  ---------   ---------
Product warranty reserves                         $   1,968   $   2,168
Self-insurance reserves                               1,531       1,856
Compensation and employee benefits                    3,291       3,019
All other                                             5,596       6,048
                                                  ---------   ---------
                                                  $  12,386   $  13,091
                                                  =========   =========

INCOME TAXES

         The company's effective tax rate was 37.0% in 1997, 37.6% in 1996 and 37.5% in 1995. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:


                                                    1997        1996        1995
                                                  --------    --------    --------
  Federal statutory tax rate                          35.0%       35.0%       35.0%
  Increase in tax rate resulting from:
          State income taxes, net of
             federal tax effect                        1.6%        2.1%        2.5%
          Miscellaneous items                           .4%         .5%       --
                                                  --------    --------    --------
                                                      37.0%       37.6%       37.5%
                                                  ========    ========    ========


         Components of the income tax provisions consist of the following:

                                                          (In thousands)
                                                    1997        1996        1995
                                                  --------    --------    --------
Federal:
  Current                                         $  1,709    $  1,826    $  2,302
  Deferred, net                                      5,427       3,834       2,845
State                                                  499         539         576
                                                  --------    --------    --------
                                                  $  7,635    $  6,199    $  5,723
                                                  ========    ========    ========

         The significant components of the company's deferred tax assets and liabilities are summarized below:

                                                                    (In thousands)
                                                                       June 30
                                                           --------------------------------
                                                             1997        1996        1995
                                                           --------    --------    --------
Deferred tax assets:

        Accrued liabilities, difference in
          expense recognition                              $  2,269    $  2,314    $  1,963
        Receivables, bad debt reserve                           191         246         186
        Discontinued asset reductions                          --           292         292
        Other                                                    48         141        --
                                                           --------    --------    --------

                                                              2,508       2,993       2,441
                                                           --------    --------    --------

Deferred tax liabilities:

        Fixed assets, primarily depreciation method
           differences and deferred preoperating costs .    (13,578)     (8,595)     (3,976)
        Other                                                  --          --           (49)
                                                           --------    --------    --------

                                                            (13,578)     (8,595)     (4,025)
                                                           --------    --------    --------


Net deferred tax liability                                 $(11,070)   $ (5,602)   $ (1,584)
                                                           ========    ========    ========

QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)


($ In thousands, except per share data)



                          First Quarter     Second Quarter       Third Quarter       Fourth Quarter
                       -----------------   -----------------   -----------------   -----------------
                         1997      1996      1997      1996      1997      1996      1997      1996
                       -------   -------   -------   -------   -------   -------   -------   -------
Sales                  $64,536   $48,528   $50,636   $45,362   $57,120   $50,048   $58,464   $52,524

Gross Profit            14,012    12,672    11,394    10,839    11,773    11,173    15,348    11,103

Net Income               3,768     3,663     2,309     2,124     2,612     2,321     4,313     2,176

Net Income Per Share       .43       .41       .26       .24       .29       .26       .48       .25

FINANCIAL INFORMATION BY COMPANY SEGMENTS


                                                      (In thousands)
                                              1997         1996         1995
                                           ---------    ---------    ---------
SALES
Roofing products                           $ 207,017    $ 178,378    $ 138,991
Industrial products                           23,542       17,930       19,960
Corporate and eliminations                       197          154          110
                                           ---------    ---------    ---------
                                           $ 230,756    $ 196,462    $ 159,061
                                           =========    =========    =========

OPERATING PROFIT
Roofing products                           $  22,440    $  22,124    $  18,015
Industrial products                            3,262         (302)       2,099
Corporate and other                           (4,144)      (5,156)      (4,955)
                                           ---------    ---------    ---------
                                              21,558       16,666       15,159

Interest and other income (expense), net        (921)        (183)         122
                                           ---------    ---------    ---------

Income before income taxes                 $  20,637    $  16,483    $  15,281
                                           =========    =========    ---------

IDENTIFIABLE ASSETS(1)
Roofing products                           $ 185,246    $ 173,747    $ 112,145
Industrial products                            9,361        6,689        8,256
Corporate                                     10,541        8,750        9,557
Discontinued assets                            2,095        2,942        7,175
                                           ---------    ---------    ---------
                                           $ 207,243    $ 192,128    $ 137,133
                                           =========    =========    =========

DEPRECIATION AND AMORTIZATION
Roofing products                           $   7,704    $   3,554    $   2,440
Industrial products                              727          927          981
Corporate                                        233          208          182
                                           ---------    ---------    ---------
                                           $   8,664    $   4,689    $   3,603
                                           =========    =========    =========

CAPITAL EXPENDITURES
Roofing products                           $  14,222    $  40,046    $  45,803
Industrial products                            1,400          507          322
Corporate                                        274          116          127
                                           ---------    ---------    ---------
                                           $  15,896    $  40,669    $  46,252
                                           =========    =========    =========


(1) Consists principally of cash and cash equivalents, trade receivables, inventories, and net property, plant and equipment.

                          INDEPENDENT AUDITORS' REPORT
                            ON SUPPLEMENTAL SCHEDULE



To the Shareholders and Board of Directors of Elcor Corporation:


         We have audited in accordance with generally accepted auditing standards, the accompanying consolidated financial statements of Elcor Corporation and have issued our report thereon dated August 18, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.





                                                       /s/ Arthur Andersen LLP
                                                       -----------------------
                                                          Arthur Andersen LLP



Dallas, Texas
August 18, 1997

                       ELCOR CORPORATION AND SUBSIDIARIES
                                                                  SCHEDULE II
                                                                 (In thousands)

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                Column A                Column B              Column C             Column D      Column E
                                       -----------   --------------------------   -----------   -----------
                                                             Additions             Deductions
                                                     --------------------------   -----------
                                        Balance at     Charged to               For Purposes For Balance at
                                        Beginning      Costs and                  Which Reserves    End
                Description             of Period      Expenses        Other      Were Created   of Period
                                       -----------   -----------    -----------   -----------   -----------
YEAR ENDED JUNE 30, 1997

CONSOLIDATED:

Allowance for doubtful accounts        $       477   $        78    $      --     $       (10)  $       545
                                       ===========   ===========    ===========   ===========   ===========

Allowance for inventory obsolescence   $       673   $        47    $      --     $      (519)  $       201
                                       ===========   ===========    ===========   ===========   ===========


YEAR ENDED JUNE 30, 1996

CONSOLIDATED:

Allowance for doubtful accounts        $       306   $       201    $      --     $       (30)  $       477
                                       ===========   ===========    ===========   ===========   ===========

Allowance for inventory obsolescence   $       356   $       317    $      --     $      --     $       673
                                       ===========   ===========    ===========   ===========   ===========


YEAR ENDED JUNE 30, 1995

CONSOLIDATED:

Allowance for doubtful accounts        $       610   $      (146)   $      --     $      (158)  $       306
                                       ===========   ===========    ===========   ===========   ===========

Allowance for inventory obsolescence   $       323   $        33    $      --     $      --     $       356
                                       ===========   ===========    ===========   ===========   ===========

Item 9. Disagreements on Accounting and Financial Disclosure.


         The Registrant has retained its independent public accountants for over 30 years. There have been no disagreements with the independent public accountants on accounting or financial disclosure matters.




                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information concerning the Directors of the Registrant required by this item is incorporated herein by reference to the material under the caption "Election of Directors" on pages 5, 6 and 14 of the Registrant's Proxy Statement dated September 19, 1997. Information concerning the Executive Officers of the Registrant is contained in Item 1 of this report under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

         The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 7 through 14 of the Registrant's Proxy Statement dated September 19, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 2 and 3 of the Registrant's Proxy Statement dated September 19, 1997. The referenced information was provided as of September 9, 1997. Registrant is aware of no material change since such date in the beneficial ownership of any officer, director or beneficial owner of five percent of any class of its voting stock except for certain dispositions of the company's Common Stock by Mrs. Wanda P. Campbell, in her capacity as independent executrix of the estate of Roy E. Campbell, which have reduced her beneficial ownership of Common Stock to an aggregate of 466,471 shares, or approximately 5.27% of shares outstanding. Such information is based on a Schedule 13D filed by Mrs. Campbell with the Securities and Exchange Commission on September 17, 1997, after the company's Proxy Statement had gone to print.

Item 13. Certain Relationships and Related Transactions.

         There are no reportable transactions, business relationships or indebtedness between the Registrant and any covered party.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K.

(a) 1. Financial Statements

         The following financial statements of Elcor Corporation are set forth in Item 8 of this Annual Report on Form 10-K:


Financial Statements:

Independent Auditors' Report
Consolidated Balance Sheets at June 30, 1997, and 1996 Consolidated Statement of Operations for the years ended June 30, 1997, 1996 and 1995
Consolidated Statement of Cash Flows for the years ended June 30, 1997, 1996, and 1995
Consolidated Statement of Shareholders' Equity for the years ended June 30, 1997, 1996, and 1995
Notes to Consolidated Financial Statements

Financial Statement Schedule:

Independent Auditors' Report
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

         The Registrant filed a Form 8-K on April 16, 1997 relating to a press release containing "forward-looking statements" about its prospects for the future.

(c) Exhibits
    --------

              **3.1     The Articles of Incorporation of the Registrant.

             ***3.2     Amended and Restated Bylaws of the Registrant.

                  ****4.6 Loan Agreement dated September 19, 1993 among Elcor Corporation, Certain Lenders, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A., as Administrative Lender.

                 *****4.7 First Amendment dated October 31, 1994 to Loan Agreement dated September 29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A. as Administrative Lender.

                ******4.8    Second Amendment dated December 15, 1995 to
                             Loan Agreement dated September 29, 1993 among
                             Elcor Corporation, NationsBank of Texas, N.A., As
                             Issuer, Administrative Lender, and Lender; and
                             Bank of America - Texas, N.A. and Comerica Bank -
                             Texas as Lenders.

               *******4.9    Third Amendment dated October 31, 1996 to Loan
                             Agreement dated dated September 29, 1993 among
                             Elcor Corporation, NationsBank of Texas, N.A., As
                             Issuer, Administrative Lender, and Lender; and
                             Bank of America - Texas, N.A. and Comerica Bank -
                             Texas as Lenders.

                   * 11 Computation of Income Per Common and Common Equivalent Share.

                   * 21      Subsidiaries of the Registrant.

                   * 23      Consent of Independent Public Accountants.

                   * 27      Financial Data Schedule (EDGAR submission only).

------------------------

                   *         Filed herewith.

                  ** Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994, (File No. 1-5341).

                 *** Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Report on Form 10-K for the year ended June 30, 1981 and to Exhibit
                             3.2 To the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988 originally filed with the Securities and Exchange Commission on February 11, 1989, (File No. 1-5341).

                **** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, (File No. 1-5341).

               ***** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, (File No. 1-5341).

              ****** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, (File No. 1-5341).

             ******* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, (File No. 1-5341).

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                    ELCOR CORPORATION


                                    By /s/ Richard J. Rosebery
                                      ----------------------------------------
                                           Richard J. Rosebery
                                           Vice Chairman,
                                           Chief Financial and Administrative
                                           Officer, and Treasurer


                                    By /s/ Leonard R. Harral
                                      ----------------------------------------
                                           Leonard R. Harral
                                           Vice President and Chief
                                           Accounting Officer

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below in multiple counterparts by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



               Signature                         Title                         Date
         ----------------------          -----------------------          -------------------
    /s/ Harold K. Work                   Chairman of the Board,           September 26, 1997
    ---------------------------          President, Chief
        Harold K. Work                   Executive Officer

    /s/ Richard J. Rosebery              Vice Chairman, Chief             September 26, 1997
    ---------------------------          Financial and Administrative
        Richard J. Rosebery              Officer, and Treasurer

    /s/ Leonard R. Harral                Vice President and               September 26, 1997
    ---------------------------          Chief Accounting
        Leonard R. Harral                Officer

    /s/ F.H. Callaway                    Director                         September 26, 1997
    ---------------------------
        F.H. Callaway

    /s/ James E. Hall                    Director                         September 26, 1997
    ---------------------------
        James E. Hall

    /s/ Robert M. Leibrock               Director                         September 26, 1997
    ---------------------------
        Robert M. Leibrock

    /s/ W.F. Ortloff                     Director                         September 26, 1997
    ---------------------------
        W.F. Ortloff

    /s/ David W. Quinn                   Director                         September 26, 1997
    ---------------------------
        David W. Quinn

                               INDEX TO EXHIBITS

                    EXHIBIT
                    NUMBER             DESCRIPTION
                    ------             -----------
                    **3.1    The Articles of Incorporation of the Registrant.

                   ***3.2    Amended and Restated Bylaws of the Registrant.

                  ****4.6    Loan Agreement dated September 19, 1993 among
                             Elcor Corporation, Certain Lenders, NationsBank of
                             Texas, N.A., as Issuer, and NationsBank of Texas,
                             N.A., as Administrative Lender.

                 *****4.7    First Amendment dated October 31, 1994 to Loan
                             Agreement dated September 29, 1993 among Elcor
                             Corporation, NationsBank of Texas, N.A., as
                             Issuer, and NationsBank of Texas, N.A. as
                             Administrative Lender.

                ******4.8    Second Amendment dated December 15, 1995 to
                             Loan Agreement dated September 29, 1993 among
                             Elcor Corporation, NationsBank of Texas, N.A., As
                             Issuer, Administrative Lender, and Lender; and
                             Bank of America - Texas, N.A. and Comerica Bank -
                             Texas as Lenders.

               *******4.9    Third Amendment dated October 31, 1996 to Loan
                             Agreement dated dated September 29, 1993 among
                             Elcor Corporation, NationsBank of Texas, N.A., As
                             Issuer, Administrative Lender, and Lender; and
                             Bank of America - Texas, N.A. and Comerica Bank -
                             Texas as Lenders.

                   * 11      Computation of Income Per Common and Common
                             Equivalent Share.

                   * 21      Subsidiaries of the Registrant.

                   * 23      Consent of Independent Public Accountants.

                   * 27      Financial Data Schedule (EDGAR submission only).

------------------------

                   *         Filed herewith.

                  ** Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

                 *** Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Report on Form 10-K for the year ended June 30, 1981 and to Exhibit
                             3.2 To the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988 originally filed with the Securities and Exchange Commission on February 11, 1989 (File No. 1-5341).

                **** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-5341).

               ***** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-5341).

              ****** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (File No. 1-5341).

             ******* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-5341).