Form 10-Q
period 1997-12-31
ELCOR CORP
filed 1998-02-13
CIK 32017

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                  -----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  -----------

For Quarter Ended December 31, 1997            Commission File number 1-5341
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

     As of close of business on February 2, 1998, Registrant had outstanding 13,232,590 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           (Unaudited, $ in thousands)

ASSETS                                                                   12-31-97       6-30-97
                                                                        ---------      ---------

CURRENT ASSETS
Cash and cash equivalents                                               $   4,450      $   3,601
Trade receivables, less allowance of $730 and $545                         34,757         43,178
Inventories -
         Finished goods                                                    21,338         26,400
         Work-in-process                                                      416            441
         Raw materials                                                      7,665          6,586
                                                                        ---------      ---------
             Total inventories                                             29,419         33,427
                                                                        ---------      ---------

Prepaid expenses and other                                                  3,173          3,572
Deferred income taxes                                                       2,342          2,508
                                                                        ---------      ---------
             Total current assets                                          74,141         86,286
                                                                        ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                    185,841        180,115
         Less - accumulated depreciation                                  (67,981)       (62,648)
                                                                        ---------      ---------
             Property, plant and equipment, net                           117,860        117,467
                                                                        ---------      ---------

OTHER ASSETS                                                                3,221          3,490
                                                                        ---------      ---------
                                                                        $ 195,222      $ 207,243
                                                                        =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                        $  10,469      $  15,899
Accrued liabilities                                                        12,992         12,386
                                                                        ---------      ---------
                  Total current liabilities                                23,461         28,285
                                                                        ---------      ---------

LONG-TERM DEBT                                                             37,700         52,600
DEFERRED INCOME TAXES                                                      14,508         13,578

SHAREHOLDERS' EQUITY -
         Common stock                                                      13,238          8,814
         Paid-in-capital                                                   66,644         71,350
         Retained earnings                                                 39,794         33,039
                                                                        ---------      ---------
                                                                          119,676        113,203
         Less - Treasury stock, at cost, 5,000 and 17,500 shares at
                 December 31, 1997 and June 30, 1997, respectively           (123)          (423)
                                                                        ---------      ---------
                 Total shareholders' equity                               119,553        112,780
                                                                        ---------      ---------
                                                                        $ 195,222      $ 207,243
                                                                        =========      =========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                 Three Months Ended          Six Months Ended
                                                ---------------------     ---------------------
                                                12-31-97     12-31-96     12-31-97     12-31-96
                                                --------     --------     --------     --------

SALES                                           $ 60,965     $ 50,636     $134,481     $115,172
                                                --------     --------     --------     --------

COST AND EXPENSES
        Cost of sales                             47,301       39,242      102,702       89,766
        Selling, general and administrative        8,384        7,680       17,189       15,577
                                                --------     --------     --------     --------
INCOME FROM OPERATIONS                             5,280        3,714       14,590        9,829
                                                --------     --------     --------     --------

OTHER EXPENSE
        Interest expense, net                        614           52        1,373          213
                                                --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                         4,666        3,662       13,217        9,616
        Provision for income taxes                 1,718        1,353        4,875        3,539
                                                --------     --------     --------     --------
NET INCOME                                      $  2,948     $  2,309     $  8,342     $  6,077
                                                ========     ========     ========     ========

INCOME PER COMMON SHARE
                   - BASIC                      $    .22     $    .18     $    .63     $    .46
                                                ========     ========     ========     ========
                   - DILUTED                    $    .22     $    .17     $    .62     $    .46
                                                ========     ========     ========     ========

DIVIDENDS PER COMMON SHARE                      $    .06     $    .05     $    .12     $    .09
                                                ========     ========     ========     ========
AVERAGE COMMON SHARES
OUTSTANDING        - BASIC                        13,231       13,170       13,217       13,154
                                                ========     ========     ========     ========
                   - DILUTED                      13,523       13,265       13,484       13,227
                                                ========     ========     ========     ========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                 Six Months Ended
                                                                 ----------------
                                                              12-31-97       12-31-96
                                                              --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                              $  8,342      $  6,077
      Adjustments to reconcile net income
         to net cash from operating activities:

               Depreciation and amortization                     5,370         3,872
               Deferred income taxes                             1,096         1,760
               Changes in assets and liabilities:
                 Trade receivables                               8,421        13,275
                 Inventories                                     4,008         5,303
                 Prepaid expenses and other                        399          (527)
                 Accounts payable and accrued liabilities       (4,825)       (3,913)
                                                              --------      --------

      Net cash provided by operating activities                 22,811        25,847
                                                              --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES

      Additions to property, plant and equipment                (5,748)      (11,794)
      Other                                                        254       (    57)
                                                              --------      --------

      Net cash used for investing activities                    (5,494)      (11,851)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Long-term borrowings, net                                (14,900)      (14,000)
      Dividends on common stock                                 (1,587)       (1,230)
      Treasury stock transactions and other, net                    19           407
                                                              --------      --------

      Net cash used for financing activities                   (16,468)      (14,823)
                                                              --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               849       (   827)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   3,601         3,744
                                                              --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  4,450      $  2,917
                                                              ========      ========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1997 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 1997 and 1996, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. Effective December 15, 1997, the company increased its unsecured revolving credit facility from $80 million to $100 million and the term was extended to December 15, 2002. There were no changes to the financial covenants or to the interest rate the company currently pays for either LIBOR based borrowings or prime rate based borrowings. However, the commitment fee for the average unused portion of the line was reduced from .25% to .175%.

3. In September 1997, the Board of Directors declared a three-for-two stock split payable in the form of a stock dividend which was distributed on November 12, 1997. An amount equal to the par value of the common shares issued in connection with the split was transferred from paid-in capital to the common stock account. Appropriate references to number of shares and to per share information in the Consolidated Financial Statements have been adjusted to reflect the stock split on a retroactive basis.

4. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                  (In thousands)
                                                                                    Three Months Ended      Six Months Ended
                                                                                  12-31-97    12-31-96    12-31-97    12-31-96
                                                                                   -------     -------     -------     -------

Net Income                                                                         $ 2,948     $ 2,309     $ 8,342     $ 6,077
                                                                                   =======     =======     =======     =======

Denominator for basic earnings
    per share - weighted average                                                    13,231      13,170      13,217      13,154
    shares outstanding
Effect of dilutive securities:
    Employee stock options                                                             292          95         267          73
                                                                                   -------     -------     -------     -------

Denominator for dilutive earnings per share - adjusted weighted
average shares and assumed issuance of shares purchased under                      -------     -------     -------     -------
incentive stock option plan using the treasury stock method                         13,523      13,265      13,484      13,227
                                                                                   =======     =======     =======     =======

Basic earnings per share                                                           $   .22     $   .18     $   .63     $   .46
                                                                                   =======     =======     =======     =======

Diluted earnings per share                                                         $   .22     $   .17     $   .62     $   .46
                                                                                   =======     =======     =======     =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CHANGES IN THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996.

During the three month period ended December 31, 1997, net income increased 28% to $2,948,000 from $2,309,000 in the same quarter last year. Sales increased 20% compared to the prior year quarter. The increase in sales was primarily the result of increased shipments of the company's patented Enhanced High Definition(R) and Raised Profile(TM) Prestique(R) premium laminated fiberglass asphalt shingles, increased shipments of nonwoven fiberglass roofing mats, and much higher sales by the Industrial Products Group. The increase in net income is primarily the result of significantly higher income contribution by the Industrial Products Group.

The Roofing Products Group achieved higher sales but slightly lower operating profit for the three months ended December 31, 1997 compared to the same prior year period. Elk Corporation's shipments were aided by El Nino's effect on increased demand in the western United States, which is supplied by Elk's Shafter, California plant. However, contributions from higher shipments of premium laminated shingles were offset by slightly lower average selling prices and higher depreciation and amortization costs during the quarter. Elk's Ennis, Texas nonwoven fiberglass roofing mat operations also achieved higher sales and improved operating profit during the quarter ended December 31, 1997 and are positioned to supply high quality roofing mats to satisfy the growing demand for its products.

The Industrial Products Group achieved significantly higher sales and operating profit during the three months ended December 31, 1997 as compared to the same period in the prior year. Chromium Corporation continued to benefit from strong demand for its Compushield(R) conductive coatings used in the telecommunications and electronic equipment industries. Chromium also experienced higher demand for remanufactured large diesel engine components used in the transportation industry. In addition, increased use of Ortloff's technology licensing and consulting services for the natural gas processing industry also contributed to improved results in the current year period.

On an overall basis, gross margin on sales was 22.4% for the quarter ended December 31, 1997 compared to 22.5% in the prior year quarter. Lower margins received by the Roofing Products Group for its products as a result of slightly lower average selling prices and higher depreciation and amortization costs were offset by higher margins in the Industrial Products Group. Selling, general and administrative costs were 13.8% of sales in the current year quarter, down from 15.2% of sales in the prior year quarter. Interest expense was significantly higher in the second quarter of fiscal 1998 compared to the same quarter in the prior fiscal year. During the previous year, most interest cost was capitalized in connection with the company's major facilities expansion program, which was completed in March 1997.

CHANGES IN THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997, AS COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 1996.

During the six month period ended December 31, 1997, net income increased 37% to $8,342,000 from $6,077,000 in the same period last year. Sales increased 17% compared to the comparable prior year period. The increases in sales and net income were primarily attributable to increased shipments of premium laminated fiberglass shingles, together with much higher sales and income contribution by the Industrial Products Group during the six month period ended December 31, 1997.

In the Roofing Products Group, both sales and operating income were higher for the six months ended December 31, 1997 as compared to the same period in the prior fiscal year. The western United States, which is served by the Shafter, California roofing plant, produced very strong demand for Elk Prestique premium laminated shingles. This increased demand was aided by concerns that severe El Nino conditions could cause rain damage from leaking roofs. Although Elk's other roofing plants were also very profitable, sales and operating income were lower at these plants in the first six months of fiscal 1998, as compared to the same period in the prior fiscal year, due primarily to lower shipments from these plants resulting from a realignment of markets served following performance improvements at the Shafter, California plant. Sales and operating income from Elk's mat operations were also higher in the first six months of fiscal 1998 compared to the same period in fiscal 1997.

The Industrial Products Group achieved sharply higher sales and operating income in the six month period ending December 31, 1997 compared to the same prior year period. Increased demand and improved results were achieved in each of the Group's principal operations of (1) conductive coatings used in the telecommunications and electronic equipment industries; (2) remanufactured diesel engine components used in the transportation industry; and (3) technology licensing and consulting services for the natural gas processing industry.

On an overall basis, for the first six months of fiscal 1998, gross margin on sales was 23.6%, compared to 22.1% for the same period in the prior fiscal year. This increase is primarily attributable to higher sales with better margins in the Industrial Products Group. Higher selling, general and administrative costs are primarily the result of increased business activity in the current year. As a percentage of sales, such expenses were 12.8% of sales for the first six months of fiscal 1998, down from 13.5% of sales for the same period in the prior fiscal year. Higher interest expense in the current year is attributable to the capitalization of most interest cost in the prior year in connection with the company's major facilities expansion program.


FINANCIAL CONDITION

Total invested capital at December 31, 1997 was $157,253,000. Long-term debt of $37,700,000 represented 24% of total capitalization. At December 31, 1997, $60,710,000 was available under the company's unsecured revolving line of credit, which was increased to $100 million on December 15, 1997 so as to provide additional financial resources to support the company's growth strategies.

Cash provided by operations for the six months ended December 31, 1997 was $22,811,000. The current ratio was 3.2 to 1 at December 31, 1997. Working capital decreased $7,321,000 from June 30, 1997, primarily related to a seasonal reduction in trade receivables and inventories, partially offset by lower accounts payable. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months. In addition, receivables may increase during the late winter and early spring months due to extended payment terms to certain customers during these months with payment generally due during the summer months.

The company utilized $16,468,000 of cash for financing activities in the first six months of fiscal 1998, primarily for repayment of long-term debt and payment of dividends on common stock. The company used $5,494,000 for investing activities in the first six months of fiscal 1998. Capital expenditures for fiscal 1998 are expected to be in the range of $12,000,000 to $15,000,000. The majority of planned capital expenditures are for productivity, capacity, and cost improvement projects at the current roofing plants and for the development of new computer systems. In addition, the company is expanding its capacity in the Chromium Corporation Conductive Coatings Division to meet rapidly growing demand for its Compushield process for conductive coatings applied to plastic enclosures for telecommunications and electronic equipment.

In September 1997, the Board of Directors increased the regular quarterly cash dividend to six cents per common share (after giving effect to a stock split) and declared a three-for-two stock split payable in the form of a stock dividend which was distributed on November 12, 1997 to shareholders of record at the close of business on October 16, 1997.

In September 1994, the company's Board of Directors authorized the purchase of up to $10 million of the company's common shares from time to time on the open market to be used for general corporate purposes. As of December 31, 1997, 225,750 shares (after giving effect to the stock split) with a cumulative cost of $2,804,000 had been repurchased under this program.

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

PENDING ACCOUNTING PRONOUNCEMENT

The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants has issued an exposure draft on "Reporting on the Costs of Start-Up Activities." If the exposure draft were to be finalized in its proposed form, it would require companies to expense on a current basis previously capitalized start-up costs. At December 31, 1997, the company had $7,827,000,000 of unamortized capitalized start-up costs. While the company does not agree with the accounting treatment proposed in the AcSEC exposure draft and believes that capitalizing costs incurred in constructing major new facilities provides a better matching of revenues and expenses, the company will adopt this statement of position if and when it is finalized.


YEAR 2000 ISSUE

The company is currently developing a new information system for its critical financial, distribution and manufacturing applications. This system is scheduled for completion and full implementation in the summer of 1999 at an estimated total cost of $6 - $8 million. While the primary purpose of this new information system is to modernize and improve the Company's operations, it is also expected to resolve Year 2000 issues in these critical computer systems.

The company also has teams of employees and consultants who are reviewing other computer applications and systems not included in the scope of the new information system, and its electronic interaction with its suppliers, customers and other business partners for Year 2000 readiness. The company is in process of taking relevant inventory, assessing risk, assigning priorities to various tasks and performing limited internal tests. It expects to have fully developed action and contingency plans by the end of calender 1998 and for integrated testing and any remediation to be complete before January 1, 2000. At this time, other than the cost of developing and implementing its new information system, the company does not believe that the costs of addressing the Year 2000 issue will be material, nor will this issue result in uncertainty that is reasonably likely to affect future financial results or operating performance. Furthermore, the company believes its Year 2000 readiness project is on schedule for timely completion.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" about the company's prospects for the future. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following:

     1. The company's roofing products business is somewhat cyclical and is affected by weather and some of the same economic factors that affect the housing and home improvement industries generally, including interest rates, the availability of financing and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive.

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

                           PART II. OTHER INFORMATION

ITEM 4:   Submission of Matters to a Vote of Security Holders

     (a) The company's Annual Meeting of Shareholders was held on October 28, 1997 for the purpose of electing three directors and ratifying the appointment of the company's independent auditors.

     (b)  Directors Elected:           NUMBER OF VOTES
                                       ---------------
                                                 AUTHORITY
                                   FOR            WITHHELD
                                   ---           ---------

          Robert M. Leibrock     7,699,179        91,958
          W.F. Ortloff           7,695,110        96,027
          Harold K. Work         7,709,634        81,503

          Other Directors Whose Term Continued After the Meeting:

          F.H. Callaway
          James E. Hall
          David W. Quinn
          Richard J. Rosebery

     (c) Other matters voted upon at the meeting and the number of affirmative votes, negative votes and abstentions.

                                                                      NUMBER OF VOTES
                                                 --------------------------------------------------------
                                                 AFFIRMATIVE             AGAINST              ABSTENTIONS
                                                 -----------             -------              -----------

          Ratification of Arthur                  7,756,492              14,801                 19,844
          Andersen LLP as
          independent auditors of
          the company for the fiscal
          year ending June 30, 1998

ITEM 6:   Exhibits and Reports of Form 8-K

     (a)  Exhibits:

          Exhibit (4.10): Fourth Amendment dated December 15, 1997 to Loan
                          Agreement dated September 29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., as Issuer, Administrative Lender, and Lender; and Bank of America
                          - Texas, N.A., Comerica Bank - Texas, and The Bank of Tokyo - Mitsubishi, Ltd. As Lenders.

          Exhibit (27):   Financial Data Schedule (EDGAR submission only)

     (b) The Registrant filed two reports on Form 8-K during the quarter ended December 31, 1997. The Registrant filed a Form 8-K on October 15, 1997 relating to a press release containing "forward-looking statements" about its prospects for the future. The Registrant also filed a Form 8-K on October 28, 1997 regarding two significant rulings by the district court relating to the company's ongoing patent litigation with GAF.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ELCOR CORPORATION



DATE:  February 13, 1998                     /s/ Richard J. Rosebery
     -------------------------               -------------------------------
                                             Richard J. Rosebery
                                             Vice Chairman, Chief Financial &
                                             Administrative Officer
                                             and Treasurer


                                             /s/ Leonard R. Harral
                                             -------------------------------
                                             Leonard R. Harral
                                             Vice President and Chief
                                             Accounting Officer

                                INDEX TO EXHIBIT

Exhibit Number                     Description
--------------                     -----------

          Exhibit (4.10): Fourth Amendment dated December 15, 1997 to Loan
                          Agreement dated September 29, 1993 among Elcor
                          Corporation, NationsBank of Texas, N.A., as Issuer,
                          Administrative Lender, and Lender; and Bank of America
                          - Texas, N.A., Comerica Bank - Texas, and The Bank of
                          Tokyo - Mitsubishi, Ltd. As Lenders.

          Exhibit (27):   Financial Data Schedule (EDGAR submission only)