Form 10-K
period 1998-06-30
ELCOR CORP
filed 1998-09-28
CIK 32017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 1998                COMMISSION FILE NUMBER 1-5341

                               ELCOR CORPORATION
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                                              75-1217920
           (State or other jurisdiction of                               (I.R.S. Employer
           incorporation or organization)                               Identification No.)
                14643 DALLAS PARKWAY
            WELLINGTON CENTRE, SUITE 1000
                    DALLAS, TEXAS                                           75240-8871
      (Address of principal executive offices)                              (Zip Code)

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

                                             NONE
                                       ----------------
                                       (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of Common Stock held by nonaffiliates as of September 1, 1998, was $232,040,462. This amount is based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 1, 1998. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are "Affiliates" within the meaning of Rule 405 under the Securities Act of 1993, as amended.

     As of the close of business on September 1, 1998, the Registrant had 13,133,621 shares of Common Stock outstanding.

     Documents incorporated by reference. Listed below are the documents, any portion of which are incorporated by reference and the parts of this report into which such portions are incorporated:

                    PROXY STATEMENT DATED SEPTEMBER 18, 1998
                             PART III OF FORM 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

         Elcor Corporation (Registrant), incorporated in 1965 as a Delaware corporation, is a publicly held corporation headquartered in Dallas, Texas. Shares of the Registrant's common stock are traded on the New York Stock Exchange with the ticker symbol - ELK.

Lines of Business

         Roofing Products

         The Registrant, through Elk Corporation of Dallas and its subsidiaries
(Elk), is engaged in the manufacture and sale of premium laminated fiberglass asphalt residential roofing shingles and accessory products. Elk also manufactures and sells nonwoven fiberglass roofing mats for use in manufacturing asphalt roofing products, and nonwoven mats for use in other industrial applications. Elk's premium laminated fiberglass asphalt shingle manufacturing plants are located in Tuscaloosa, Alabama, Ennis, Texas, and Shafter, California. The major products manufactured at Elk's roofing plants are premium laminated fiberglass asphalt shingles sold under its brand names: Prestique(R) Plus, Prestique(R) I, Prestique(R) II and Capstone(R). In fiscal 1995, Elk introduced Prestique premium laminated fiberglass asphalt shingle product lines with the patented Enhanced High Definition(R) and Raised Profile(TM) look. In addition, Elk also manufactures premium fiberglass asphalt hip and ridge products: Seal-a-Ridge(R) and Z(R) ridge brands. Premium laminated asphalt shingles account for approximately 30% of the residential sloped asphalt shingle roofing market. About 80% of asphalt shingles are used in reroofing and remodeling and 20% are used in new construction.

         Elk's roofing products are sold by employee sales personnel primarily to roofing wholesale distributors, delivery being made by common carrier or by customer vehicles from the manufacturing plants or warehouses. Elk's products are distributed nationwide with Texas, California and Florida representing the largest market areas. The Roofing Products segment accounted for approximately 86% of consolidated sales of the Registrant in fiscal 1998. For the past several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by emerging larger national building products distributors. One customer, ABC Supply Co. Inc., the largest roofing wholesale distributor in the United States, accounted for 16% of consolidated sales in fiscal 1998, 14% of consolidated sales in fiscal 1997, and 13% of consolidated sales in fiscal 1996.

         The company's new nonwoven fiberglass roofing mat facility at its Ennis, Texas plant achieved its performance test level of operations effective April 1, 1997. The new facility operates in parallel to the original fiberglass mat manufacturing facility at the Ennis, Texas plant and produces nonwoven fiberglass roofing mats and other mats for a variety of industrial uses. The new plant was designed to more than triple Elk's previous manufacturing capacity for nonwoven fiberglass mats.

         Elk's nonwoven fiberglass roofing mat facilities supply all of its internal fiberglass roofing mat needs. In addition, roofing mats are sold by employee sales personnel to other asphalt roofing products manufacturers. Nonwoven mats are also sold to manufacturers of construction and industrial products which use such mats in their products, and to distributors of industrial filtration products. Elk's nonwoven mats are shipped by common carrier to its other roofing plants and to its customers' locations.

         Industrial Products

         The Registrant, through Chromium Corporation (Chromium), is engaged in two business lines. Chromium's Reciprocating Engine Components Division is engaged in the remanufacture of diesel engine cylinder liners, including hard chrome plating of cylinder bores and tin plating of pistons, primarily for the railroad, marine, and stationary power industries; and hard chrome plating of original equipment cylinder liners and tin plating of pistons for major domestic locomotive manufacturers and stationary power equipment manufacturers. Chromium's Conductive Coatings Division (CCD) is engaged in electroless shielding of plastic enclosures for digital cellular phones, telecommunications and other electronic equipment. Electroless shielding is designed to control the level of electromagnetic and radio frequency interference (EMI/RFI) emissions generated by electronic components. During fiscal 1998, CCD broadened its product offerings to include dispense conductive gaskets which are formed in place. Sales are generated by employee sales personnel, with delivery made primarily by common carrier. To keep pace with rapidly growing demand, CCD completed two expansions at its Lufkin, Texas facility in fiscal 1998, and a third expansion is currently in progress. In fiscal 1999, CCD will be developing plans for a second manufacturing location. In fiscal 1998, net sales for Chromium Corporation were 11% of consolidated net sales.

         Another unit of the Registrant, OEL, LTD, d/b/a Ortloff Engineers, LTD (Ortloff) is engaged in providing technology licensing and engineering support services and in providing engineering consulting services to the oil and gas production, gas processing and sulfur recovery industries. Ortloff licenses technology covered by and related to ten patents owned by the Registrant for use in new or redesigned natural gas and refinery gas processing facilities, and utilizes technology licensed from others and its own expertise in the performance of consulting and engineering assignments. Although one important patent will expire in fiscal 1999, Ortloff continues to develop and patent improved processes for natural gas processing. Moreover, Ortloff offers significant expertise and other nonpatented technology associated with its processes that is difficult for customers to obtain on a cost effective basis from others. Three patents are currently pending and two new patent applications are being written. These efforts reflect Ortloff's commitment to continually update and advance its technological position. Ortloff was also successful in expanding its markets into several parts of Latin America during fiscal 1998.

         Patent license fees are calculated by standard formulas that take into account both specific project criteria and market conditions, adjusted for special conditions that exist in a project. Engineering consulting assignments are performed under consulting services agreements at negotiated rates.

Information as to Industry Segments

         For Financial Information by Company Segments, see the table on page 39 of this Annual Report on Form 10-K.

Accounting Change

         In fiscal 1998, the Registrant changed its method of accounting for inventories from the LIFO method to the FIFO method. All prior period financial information, including industry segment information, has been restated to reflect this accounting change. See the Inventories footnote on page 28 of this Annual Report of Form 10-K for additional information regarding this accounting change.

Competitive Conditions

         Roofing Products

         Even though the asphalt roofing products manufacturing business is highly competitive, the Registrant believes that Elk is a leading manufacturer of premium laminated fiberglass asphalt shingles. Elk has been able to compete successfully with its competitors, some of which are larger in size and have greater financial resources.

         There are a number of major national and regional manufacturers marketing their products in a portion or all of the market areas served by the Registrant's plants. The Registrant competes primarily on the basis of product quality, design and service. Typically, the Registrant is able to sell its roofing products at higher prices than its competitors receive for similar type products.

         Industrial Products

         The Registrant believes that Chromium is the leading remanufacturer of diesel engine cylinder liners and pistons for the railroad and marine transportation industries and is the primary supplier of hard chrome plated finishes for original equipment diesel engine cylinder liners to all of the major domestic locomotive manufacturers. The Registrant believes it has smaller competitors in the locomotive diesel engine cylinder liner remanufacturing market. The Registrant also believes that Chromium is one of the leading hard chrome platers of recycled and original equipment large bore cylinder liners for stationary power applications. Chromium has achieved a leading position in these markets through competition on the basis of product performance, quality, service and price. The Registrant, through the Conductive Coatings Division of Chromium, is engaged in electroless shielding of plastic enclosures for digital cellular phones, telecommunications, and other electronic equipment. The Registrant believes the success of Chromium's Conductive Coatings Division in becoming a qualified supplier for and obtaining significant orders from major digital cellular phone manufacturers, together with telecommunications and other electronic equipment manufacturers, has enabled it to become a market leader.

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

Persons Employed

         At June 30, 1998, the Registrant and its subsidiaries had 867 employees.

Extended Payment Terms

         In some years, the Registrant's roofing products business grants extended payment terms to certain customers for some product shipments during the winter and early spring months, with payment generally due during the summer months. As of June 30, 1998, $6,299,000 in receivables relating to such shipments were outstanding, the majority of which are due in the first four months of fiscal 1999. As of August 31, 1998, $3,647,000 of these receivables have been collected.

Seasonal Business

         The Registrant's industrial products businesses are substantially nonseasonal. The Registrant's roofing products manufacturing business is seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in its marketing areas typically limit the installation of residential roofing products which causes sales to be slower during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen months depending upon the extent of roof damage. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

Item 2.  Properties

         All significant facilities are owned and unencumbered by liens in favor of nonaffiliates except as discussed herein.

         Roofing Products

         Asphalt roofing products are manufactured at plants located at Tuscaloosa, Alabama, Ennis, Texas and Shafter, California. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured on two production lines located at Ennis, Texas.

         Corporate headquarters and administrative offices for the asphalt roofing products operations are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

         Industrial Products

         Plants for the hard chrome plating of original equipment and remanufactured diesel engine cylinder liners and related equipment are located in Cleveland, Ohio and Lufkin, Texas. The Conductive Coatings Division's (CCD) EMI/RFI shielding facility is located at the Lufkin, Texas plant. During fiscal 1998, CCD completed two expansions and a third expansion is currently in progress.

         Corporate headquarters and administrative offices are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

         The Ortloff engineering and process licensing group is located in leased offices in Midland, Texas.

         Corporate Offices

         The Registrant's corporate headquarters is located in leased offices in Dallas, Texas.

         In addition, one of the Registrant's subsidiaries owns land and buildings in Waco, Texas, formerly used in the discontinued solid waste handling equipment manufacturing business. This facility is currently subject to a lease/purchase agreement.

Item 3.  Legal Proceedings

         GAF Patent Litigation

         On February 8, 1994, a wholly owned subsidiary, Elk Corporation of Dallas (Elk) was granted a design patent covering the ornamental aspects of certain Elk shingles. On December 6, 1994, Elk was granted a utility patent on the functional aspects of certain Elk shingles. Elk has sued GAF Building Materials Corporation and related GAF entities (collectively GAF) in federal court for infringement of these patents and trade dress. In the design patent case, Elk seeks to recover as damages the total profit that GAF has made from the infringing shingles. In the utility patent case, Elk seeks to recover as damages a reasonable royalty on GAF's sales of infringing shingles and certain lost profits.

         GAF seeks a declaratory judgment that the Elk patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for unfair competition, Lanham Act violations based on alleged false advertising, and common law fraud, generally praying for damages of not less than $25 million including actual and punitive damages, plus interest, costs, and reasonable attorney fees. Elk disputes GAF's claims, and management intends vigorously to defend them and to enforce its intellectual property rights. In April, 1998, the District Court for the Northern District of Texas entered a partial final judgment against Elk in the design patent case based on an inequitable conduct ruling and certified the case for appeal. Elk has contested that judgment in an appeal which it has filed with the United States Court of Appeals for the Federal Circuit. Elk expects its appeal to be decided by the Court of Appeals in 1999. In the interim, trial on the trade dress claim and certain other matters in the design patent case and trial in the utility patent cases are unscheduled but pending.

         While management can give no assurances regarding the ultimate outcome of the litigation, outside counsel believe that Elk will prevail on its patent and trade dress claims and that Elk will defeat GAF's counterclaims. Even if the outcome were to be adverse to Elk, it is not expected to have a material effect on the Registrant's financial position or liquidity.

         Gibraltar Tort Litigation

         In December 1995 through August 1996, Chromium Corporation was sued in four separate tort lawsuits brought by the same attorneys on behalf of plaintiffs who allege unspecified personal injuries and property damages associated with the former operation of a licensed hazardous waste treatment, storage and disposal facility in Smith County, Texas known as the Gibraltar facility. The four suits were brought against or expanded to include the current and former owners and operators of the facility, and more than fifty other defendants, including Chromium and several Fortune 500 companies, as generators of waste sent to the facility (as named in a particular lawsuit,"Generator Defendants").

         The plaintiffs have non-suited or dismissed the Generator Defendants from two of the cases. In another case, Williams, et al. v. Akzo Nobel Chemicals, Inc., et al., the Smith County (Texas) District Court has dismissed Chromium and certain other Generator Defendants. Plaintiffs' appeal of this decision is pending.

         Chromium remains a defendant in the fourth case, Adams v. American Ecology Environmental Services Corporation, pending in Tarrant County (Texas) District Court since August 1996, when approximately 650 plaintiffs filed it. On July 30, 1998, the court issued a ruling denying the Generator Defendants' motions for a discovery management order and lifted the stay on discovery in the case. Discovery has recommenced and is ongoing. No trial date has been set for Adams as yet.

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

         Chromium/TWC Settlement

         In May 1993, Chromium entered into an Agreed Order with the Texas Water Commission (TWC) in settlement of an enforcement proceeding. Pursuant to the Agreed Order, the TWC assessed $60,000 in penalties and agreed to defer and forgive $74,800 in penalties contingent on Chromium's completion of certain technical and remedial activities at the Lufkin facility ("Technical Recommendations"). Chromium has paid the assessed penalties, and completed the Technical Recommendations. On August 31, 1998, the Texas Natural Resource Conservation Commission, TWC's successor, issued a letter stating that it considered all of the actions required under the Agreed Order to have been fulfilled and completed.

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

         Certain Phase I and Phase II PRPs intervened in a suit brought by the New York Attorney General seeking recovery of approximately $1.2 million in proceeds from a closure bond relating to the Site. If such intervention is successful, participating Phase I and Phase II PRPs will share in any recovery with the State of New York. In February 1998, a court denied the motion for summary judgment of the PRPs, including Chromium, in the suit, and granted the New York Attorney General's opposing motion. Appeal from the ruling is pending.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.

Executive Officers of the Registrant

         Certain information concerning the Registrant's executive officers is set forth below:

                                                                               Period            Age as of
                                                                               Served             Sept. 1,
          Name                          Title                                As Officer             1998
------------------------     --------------------------                      ----------          ----------
Harold K. Work               Chairman of the Board,                          16 years                  65
                             Chief Executive Officer and
                             President of Elcor Corporation;
                             Chief Executive Officer, President
                             and Director of Elk Corporation
                             of Dallas, a subsidiary, and Chief
                             Executive Officer, President and
                             Director of its subsidiaries

Richard J. Rosebery          Vice Chairman,                                  23 years                  63
                             Chief Financial and
                             Administrative Officer, and
                             Treasurer of Elcor Corporation;
                             Officer and Director of all subsidiaries
                             and Chairman and/or President of
                             certain subsidiaries

Leonard R. Harral            Vice President and Chief                         5 years                  46
                             Accounting Officer of
                             Elcor Corporation; Director of
                             one subsidiary

Raul G. Holguin              Vice President Information Systems               1 year                   41
                             of Elcor Corporation; Vice President
                             of Chromium Corporation, and
                             General Manager of Chromium's
                             Conductive Coatings Division

David G. Sisler              Vice President, General Counsel and              3 years                  40
                             Secretary of Elcor Corporation; Officer
                             of all subsidiaries; Director of
                             one subsidiary

James J. Waibel              Vice President Administration                    5 years                  54
                             of Elcor Corporation

         All of the executive officers except Mr. Sisler have been employed by the Registrant or its subsidiaries in responsible management positions for more than the past five years. In October 1993, Mr. Rosebery and Mr. Work were elected as Executive Vice Presidents of the Registrant. Previously Mr. Rosebery was Vice President, Treasurer and Chief Administrative and Financial Officer. Mr. Work was Vice President. In July 1996, Mr. Rosebery and Mr. Work were appointed as Directors of the Registrant. On August 18, 1997, Mr. Work and Mr. Rosebery were each elected as Vice Chairman. On August 26, 1997, Mr. Work was elected as Chairman of the Board, President and Chief Executive Officer of the Registrant following the death on August 22, 1997 of Mr. Roy E. Campbell, who previously held those positions. In October 1993, Mr. Harral and Mr. Waibel were elected as Vice Presidents. Previously Mr. Harral was Chief Accounting Officer and Mr. Waibel was Assistant Vice President, Administration. In June 1997, Mr. Holguin was elected as Vice President, Information Systems. Previously Mr. Holguin was Assistant Vice President, Information Systems.

         On August 14, 1995, Mr. Sisler was appointed by the Board of Directors as Vice President, General Counsel and Secretary of the Registrant. Mr. Sisler was employed by Central and South West Corporation from 1991 to 1995, most recently as a Senior Attorney. From 1989 to 1991, Mr. Sisler was employed by Johnson & Gibbs, a private law firm. Mr. Sisler has practiced law for more than fourteen years and his responsibilities have included corporate, securities and other business legal matters in several industries.

         Officers are elected annually by the Board of Directors.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         The principal market on which the Registrant's Common Stock is traded is the New York Stock Exchange. The Boston, Midwest, Philadelphia and Toronto Stock Exchanges have granted unlisted trading privileges for the Registrant's Common Stock. There were 992 holders of record of the Registrant's Common Stock at September 1, 1998.

         The quarterly dividend declared per share and the high and low prices in dollars per share on Registrant's Common Stock for each quarter during fiscal year 1998 and fiscal year 1997, adjusted for a three-for-two stock split in November 1997, are set forth in the following tables:

     Period                             Dividend               High              Low
     ------                             --------             --------          -------
     Fiscal 1998

         First Quarter                  $   .06              21 11/16          18 1/2
         Second Quarter                 $   .06              24 1/2            21 1/16
         Third Quarter                  $   .06              27 7/16           20 1/2
         Fourth Quarter                 $   .06              28 1/4            24 3/4


     Fiscal 1997

         First Quarter                  $ .0467              13 1/16           11
         Second Quarter                 $ .0467              15 1/16           12 5/16
         Third Quarter                  $ .0467              17 5/16           13 13/16
         Fourth Quarter                 $ .0467              18 15/16          16 1/4


         The Registrant's Board of Directors has authorized the purchase of up to $10,000,000 of the Registrant's common shares from time to time on the open market to be used for general corporate purposes. As of June 30, 1998, 327,850 shares with cumulative cost of $5,466,000 had been repurchased under this program. In September 1995, the Board of Directors reinstated the Registrant's regular quarterly cash dividend. In September 1997, the regular quarterly cash dividend was increased to six cents per common share (after giving effect to a stock split) and a three-for-two stock split payable in the form of a stock dividend was declared, to be distributed on November 12, 1997 to shareholders of record on October 16, 1997.

         The limitations affecting the future payment of dividends by Registrant imposed as a part of the Registrant's revolving credit agreement are discussed under the caption "Notes to Consolidated Financial Statements" under the heading "Long-Term Debt" on page 30 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

        The following selected consolidated financial data for each of the five years in the period ended June 30, 1998 have been derived from the audited consolidated financial statements of the Registrant included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.


FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------
($ In thousands, except per share data)                     Year Ended June 30,
------------------------------------------------------------------------------------------------------
                                          1998        1997(1)      1996(1)(2)    1995(1)     1994(1)(3)
------------------------------------------------------------------------------------------------------
Sales                                  $ 268,178     $ 230,756     $ 196,462    $ 159,061    $ 157,031
                                       =========     =========     =========    =========    =========

Income:
  From continuing operations           $  18,324     $  12,276     $  10,676    $  10,076    $  15,184
  From discontinued operations                --            --            --           --       (1,494)
                                       ---------     ---------     ---------    ---------    ---------
  Before cumulative effect of
    accounting change for taxes           18,324        12,276        10,676       10,076       13,690
  Cumulative effect of accounting
    change for taxes                          --            --            --           --          668
                                       ---------     ---------     ---------    ---------    ---------

Net Income                             $  18,324     $  12,276     $  10,676    $  10,076    $  14,358
                                       =========     =========     =========    =========    =========

Net Income Per Share - Basic           $    1.38     $     .93     $     .81    $     .77    $    1.08
                                       =========     =========     =========    =========    =========

Net Income Per Share - Diluted         $    1.36     $     .92     $     .80    $     .76    $    1.07
                                       =========     =========     =========    =========    =========

Total Assets                           $ 217,044     $ 206,449     $ 192,060    $ 136,673    $ 107,255
                                       =========     =========     =========    =========    =========

Long-Term Debt                         $  48,000     $  52,600     $  53,000    $  18,400    $      --
                                       =========     =========     =========    =========    =========

Shareholders' Equity                   $ 125,956     $ 111,986     $ 102,130    $  93,156    $  84,251
                                       =========     =========     =========    =========    =========

Cash Dividends Per Share               $     .24     $     .19     $     .16    $      --    $      --
                                       =========     =========     =========    =========    =========

(1) Restated for a change in accounting for inventories and adjusted for a three-for-two stock split in November 1997.

(2) 1996 results include $1,595 in pretax charges in connection with a provision for the adoption of SFAS No. 121 and a previous reduction in value of certain other assets.

(3) 1994 results include $1,706 in pretax charges in connection with the closed Chromium Chicago plant, and $82 in losses, net of tax, on the disposal of a discontinued operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

         During the fiscal year ended June 30, 1998, sales increased 16% to $268,178,000 from the $230,756,000 reported in fiscal 1997. Net income in fiscal 1998 increased 49% to $18,324,000 from $12,276,000 in the prior fiscal year. Both the Roofing Products and Industrial Products Groups generated significant increases in sales. The Roofing Products Group reported better operating results in fiscal 1998 as compared to the prior fiscal year. However, the substantial increase in net income was primarily attributable to increased demand and dramatically improved operating results in each of the Industrial Products Group's principal operations of: (1) conductive coatings used in digital cellular phones and in other electronic equipment; (2) remanufactured diesel engine components used in the transportation industry; and (3) technology licensing and consulting services for the natural gas processing industry. In fiscal 1998, the company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Accordingly, fiscal 1997 amounts have been restated to reflect the accounting change. Had the company not made this change, net income would have been lower by $130,000 in fiscal 1998.

         Sales for the Roofing Products Group increased 11% in fiscal 1998 to $229,475,000 from $207,017,000 in fiscal 1997. The Western United States produced very strong demand for Elk Prestique premium laminated shingles. However, shipments on the West Coast were limited during much of the second half of fiscal 1998 by El Nino's impact, as many roofing contractors could not replace leaking roofs during extended periods of heavy rainfall. Demand was also higher in the Southeast, Midwest and North regions. Only in the Southwestern region was demand lower than in the previous fiscal year. Average selling prices were about the same in fiscal 1998 compared to fiscal 1997.

         Elk's roofing mat operations achieved significantly higher sales and operating profit, primarily as a result of growing demand for its high quality roofing mats and specialty industrial products.

         Operating income for the Roofing Products Group increased 18% in fiscal 1998 to $24,885,000 from $21,052,000 in fiscal 1997. Each of Elk's three roofing plants and its roofing mat operation were very profitable in fiscal 1998, although the Ennis, Texas roofing plant's operating results were lower in fiscal 1998 as a result of lower demand in the Southwestern region. The impact of high winds and heavy rainfall in much of the nation this past winter has increased the level of demand during the latter months of fiscal 1998 and early fiscal 1999. The company currently anticipates sharply higher demand for its premium laminated fiberglass asphalt shingles and mat products in fiscal 1999.

         Sales for the Industrial Products Group increased 64% in fiscal 1998 to $38,586,000 from $23,542,000 in fiscal 1997. Operating income for this Group increased to $10,780,000 in fiscal 1998 from $3,498,000 in fiscal 1997. Each of the three principal operations in this business segment reported significantly higher sales and operating income in fiscal 1998. Chromium Corporation continued to benefit from strong demand for its Compushield(R) conductive coatings and dispense conductive gasketing used in digital cellular phones and in other electronic equipment. Chromium also experienced higher sales and significantly improved margins in plating certain proprietary finishes for large diesel engine components during fiscal 1998. Further, Ortloff Engineers' revenues from its technology licensing and consulting services for the natural gas processing industry about doubled in fiscal 1998 as compared to fiscal 1997. This resulted in a tripling of operating income for this business activity in fiscal 1998. However, management expects that Ortloff Engineers' sales and operating profit will decline in fiscal 1999 as a result of lower oil prices, which may cause some potential customers to defer planned projects until economic conditions are more favorable.

         Selling, general and administrative (SG&A) costs in fiscal 1998 increased 12.9% from fiscal 1997 primarily as a result of increased business activity. As a percentage of sales, SG&A costs declined to 13.0% of sales in fiscal 1998 from 13.4% of sales in fiscal 1997.

         Interest expense in fiscal 1998 was $2,577,000 compared to $1,136,000 in fiscal 1997. In fiscal 1997, $1,784,000 of interest was capitalized in connection with the company's major facilities expansion program. In fiscal 1998, the company capitalized $160,000 in interest costs in connection with its existing plant expansion program.

FISCAL 1997 COMPARED TO FISCAL 1996

         During the fiscal year ended June 30, 1997, sales grew to $230,756,000, a 17% increase over fiscal 1996 sales of $196,462,000. Both the Roofing Products and Industrial Products Groups contributed to the increase in sales. Net income in fiscal 1997 increased 15% to $12,276,000 from the $10,676,000 achieved in fiscal 1996. Higher net income was primarily attributable to the Industrial Products Group, which achieved substantially improved operating results in fiscal 1997. In addition, in fiscal 1996 the Company incurred $1,595,000 in pretax charges in connection with a provision for the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the reduction in value of certain other assets during that fiscal year. Fiscal 1997 and 1996 amounts have been restated to reflect the accounting change for inventories adopted in fiscal 1998.

         Sales for the Roofing Products Group increased 16% in fiscal 1997 to $207,017,000 from $178,378,000 in fiscal 1996. The Roofing Products Group accounted for 90% of consolidated sales in fiscal 1997 and 91% in fiscal 1996. Higher sales were primarily due to an increase in shipments of premium laminated fiberglass asphalt shingles. Sales from the new plant in Shafter, California accounted for a significant part of the increased shipments. Average selling prices were about the same in fiscal 1997 compared to fiscal 1996.

         Operating profit for the Roofing Products Group decreased to $21,052,000 in fiscal 1997 from $22,675,000 in fiscal 1996. The Shafter,
California plant achieved profitable operations in fiscal 1997 after incurring a significant operating loss in the prior fiscal year. Although both of the other roofing plants were very profitable, operating income at these facilities was lower in fiscal 1997, primarily as a result of higher freight rates, higher raw materials costs and costs of implementing a fourth shift operation at the Tuscaloosa, Alabama roofing plant to increase that facility's production capacity.

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

         Sales for the Industrial Products Group increased 31% in fiscal 1997 to $23,542,000 from $17,930,000 in fiscal 1996. Operating income for this business segment increased to $3,498,000 in fiscal 1997 compared to an operating loss of $224,000 in fiscal 1996. Chromium Corporation achieved significantly higher revenues and operating results relating to conductive coatings of plastic enclosures for electronic equipment. Improved operating conditions in this area more than offset decreased demand for Chromium's hard chrome plated diesel engine cylinder liners for the railroad, marine and stationary power industries. In addition, in fiscal 1996, Chromium recorded $1,037,000 in charges relating to a reduction in value of assets at its Cleveland, Ohio plant upon the adoption of SFAS No. 121. Ortloff Engineers achieved much higher revenues in fiscal 1997 from licensing the company's process technology for construction of both new natural gas processing plants and retrofits to upgrade existing gas processing plants.

         Selling, general and administrative costs as a percentage of sales were 13.4% for fiscal 1997 compared to 14.8% in fiscal 1996. In fiscal 1995, the company established a larger sales organization to better serve growing market areas. During fiscal 1997, this larger organization was able to service the increase in sales orders without a proportionate increase in overall selling costs.

         Interest expense was higher in fiscal 1997 as a result of the company's completion of its three-year major facilities expansion program which was completed in March 1997. Subsequent to that date, all interest was expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

         The company generated cash flows from operating activities of $23,207,000 in fiscal 1998, despite a $10,115,000 increase in working capital. The increase in working capital was primarily the result of higher trade receivables, which increased $13,272,000 during fiscal 1998. Receivables increased primarily as a result of higher sales in fiscal 1998, together with a higher level of deferred payment term receivables. At June 30, 1998, deferred payment term receivables from promotional programs to certain customers were $6,299,000 compared to $2,139,000 at June 30, 1997. Deferred receivables outstanding at June 30, 1998, are primarily due during the first four months of fiscal 1999. The increase in receivables was partially offset by lower inventories and prepaid expenses. The current ratio at June 30, 1998 was 3.5 to 1 compared to 3.0 to 1 at June 30, 1997. Historically, working capital requirements and associated borrowings fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and borrowings are higher in the spring and summer, and lower in the fall and winter.

         The company used $12,614,000 for investing activities in fiscal 1998. The majority of investing expenditures were for additions to property, plant and equipment. Most capital expenditures in fiscal 1998 were for productivity, capacity, and cost improvement projects at the current roofing plants and for the development of new computer systems. In addition, the company expanded its capacity in the Chromium Corporation Conductive Coatings operation to meet rapidly growing demand for its Compushield process. Capital expenditures are expected to be about $24,000,000 in fiscal 1999. The majority of currently planned fiscal 1999 capital expenditures are a continuation of productivity, capacity and cost improvement projects at its existing roofing plants, continued capacity expansion of the Conductive Coatings operation, and capital costs associated with developing new computer systems. The company expects to invest about $100 million over the next three years to expand capacity and improve productivity at existing plants and to build new plants in both the Roofing Products and Industrial Products segments.

         Cash flows used for financing activities were $8,954,000 in fiscal 1998, primarily resulting from dividend payments, a $4,600,000 decrease in long-term debt, and purchases of treasury shares. Long-term debt represented 28% of the $173,956,000 of invested capital (long-term debt plus shareholders' equity) at June 30, 1998. In December 1997, the company increased its unsecured revolving line of credit to $100,000,000 and extended the term to December 15, 2002. As of June 30, 1998, $50,210,000 was available under this facility.

         The company's Board of Directors has authorized the purchase of up to $10,000,000 of the company's common shares on the open market to be used for general corporate purposes. As of June 30, 1998, 327,850 shares with cumulative cost of $5,466,000 had been repurchased. In September 1997, the Board of Directors increased the regular quarterly cash dividend to six cents per common share (after giving effect to a stock split) and declared a three-for-two stock split payable in the form of a stock dividend distributed on November 12, 1997 to shareholders of record on October 16, 1997.

         Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 1999 and beyond to fund its planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements. However, management believes it could secure additional capital at favorable rates, if needed, to support its capital expansion program.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards of reporting of comprehensive income and its components in the consolidated financial statements. The company will adopt SFAS No. 130 in fiscal 1999, but does not expect the adoption of SFAS No. 130 to impact the company's financial position or results of operations.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to disclose, among other things, certain interim and annual financial information about the enterprise using a new management approach. This approach requires segment information to be reported based on how management evaluates the operating performance of its business units or segments. The company will adopt SFAS No. 131 in fiscal 1999 and does not currently anticipate significant changes in its reportable segments.

         In April 1998, the Accounting Standards Executive Committee (AcSec) of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," requiring, among other things, companies to expense on a current basis previously capitalized start-up costs. At June 30, 1998, the company had $6,682,000 of unamortized capitalized start-up costs. This Statement of Position is effective for financial statements for fiscal years beginning after December 15, 1998, unless adopted earlier. The company plans to adopt this new accounting standard in fiscal 1999 at which time all remaining unamortized capitalized start-up costs will be expensed and reflected in the Consolidated Statement of Operations as a cumulative change in accounting principle.

YEAR 2000 ISSUE

         The company is currently developing a new information system for its critical financial, distribution and manufacturing applications. The system is scheduled for completion and full implementation in the summer of 1999 at an estimated total cost of about $10 million. While the primary purpose of this new information system is to modernize and improve the company's operations, it is also expected to resolve the Year 2000 issues in these critical computer systems. Costs to develop this new information system are being capitalized in accordance with SOP 98-1. Costs to implement the new information system and other costs relating to Year 2000 readiness are being expensed as incurred. As of June 30, 1998, the company's expenditures for its new information system have been $3.7 million and its expenditures for Year 2000 readiness projects have been less than $200,000. At this time, other than the cost of developing and implementing its new information system, the company does not believe that the costs of addressing the Year 2000 issue will be material. The company does not believe that other critical information systems work has been deferred due to its Year 2000 efforts.

         The company also has teams of employees and consultants who are reviewing other computer applications and systems not included in the scope of the new information system, including systems other than information systems that have embedded technology, and its interaction with its suppliers, customers and other business partners for Year 2000 readiness. The company is close to completing the process of taking relevant inventory, assessing risk, assigning priorities to various tasks and performing limited internal tests. The company has completed its initial remedial programming for its mainframe computer system and is ready to begin testing this system. The company has developed contingency plans for its critical information system which primarily consist of making its existing information system Year 2000 compliant in the event the new system is not completed by its scheduled date. Contingency plans for other aspects of Year 2000 readiness are currently being developed. The company expects to have fully developed action and contingency plans by the end of calendar 1998, and to have completed integrated testing and any remediation before January 1, 2000.

         The company believes the Year 2000 readiness project is on schedule for timely completion. Based on a current assessment of risks relating to its Year 2000 readiness, the company does not believe that this issue will result in uncertainty that is reasonably likely to materially affect future financial results or operating performance.

FORWARD - LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis of the results of operations and financial condition and other sections of this Form 10-K contain "forward-looking statements" about its prospects for the future. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to the following:

         1. The company's roofing products business is cyclical and is affected by weather and some of the same economic factors that affect the housing and home improvement industries generally, including interest rates, the availability of financing and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the company's products, lower prices received or reduced utilization of plant facilities. Further, changes in building codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

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

         3. During fiscal 1997, the company completed the construction of a plant at the company's Ennis, Texas facility to manufacture nonwoven fiberglass roofing mats and other mats for a variety of industrial uses. The company also expects to make up to $100 million in new investments to expand capacity and improve productivity at existing plants and to build new plants over the next three years. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new plant facilities. If such progress is slower than anticipated, if substantial cost overruns occur in building new plants, or if demand for products produced at new plants does not meet current expectations, operating results could be adversely affected.

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

         6. Even with fully developed action and contingency plans for Year 2000 readiness, it is possible that the company will not achieve full internal readiness. Further, the company's business may be adversely affected by external Year 2000 disruption that the company is not in position to control, including but not limited to potential disruptions in power and other energy supplies, telecommunications or other infrastructure, potential disruptions in transportation and the supply of raw materials, and potential disruptions in financial and banking systems. Year 2000 problems therefore could result in unanticipated expenses or liabilities, production or disruption delays or other adverse effects on the company.

         7. Although the company currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds, significant increases in interest rates could substantially affect its borrowing costs under its existing loan facility, or its cost of alternative sources of capital.

         8. Each of the company's businesses, especially its Conductive Coatings Division's business, is subject to the risks of technological changes that could affect the demand for or the relative cost of the company's products and services, or the method and profitability of the method of distribution or delivery of such products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers.

         9. Although the company insures itself against physical loss to its manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds and explosions, operating results could be adversely affected if any of its manufacturing facilities became inoperable for an extended period of time due to such events.

         Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         Inapplicable.

   Item 8.  Financial Statements and Supplemental Data

         Index to Financial Statements and Financial Statement Schedule


   Financial Statements:                                                                         Page
   ---------------------                                                                         ----
   Independent Auditors' Report                                                                   22
   Consolidated Balance Sheet at June 30, 1998 and 1997                                           23
   Consolidated Statement of Operations for the years ended
     June 30, 1998, 1997, and 1996                                                                24
   Consolidated Statement of Cash Flows for the years ended
     June 30, 1998, 1997, and 1996                                                                25
   Consolidated Statement of Shareholders' Equity for the years
     ended June 30, 1998, 1997, and 1996                                                          26
   Notes to Consolidated Financial Statements                                                     27

   Financial Statement Schedule:

   Independent Auditors' Report                                                                   40
   Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves                      41

   All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors,
Elcor Corporation

         We have audited the accompanying consolidated balance sheets of Elcor Corporation (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcor Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

         As discussed in the Summary of Significant Accounting Policies, the company has given retroactive effect to the change in the method of accounting for inventories from the last-in, first-out method to the first-in, first-out method in fiscal 1998.

         As discussed in the Summary of Significant Accounting Policies, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in fiscal 1996.



                                        /s/ ARTHUR ANDERSEN LLP
                                        -----------------------
                                            Arthur Andersen LLP




Dallas, Texas
   August 17, 1998

CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------
 ($ In thousands)                                                  June 30,
-----------------------------------------------------------------------------------
ASSETS                                                       1998           1997
-----------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                              $   5,240      $   3,601
    Trade receivables, less allowance of $580 and $545        56,450         43,178
    Inventories                                               28,822         32,206
    Prepaid expenses and other                                 1,789          3,572
    Deferred income taxes                                      2,228          2,935
                                                           ---------      ---------
    Total current assets                                      94,529         85,492
                                                           ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST
    Land                                                       2,194          2,065
    Buildings                                                 35,835         30,873
    Machinery and equipment                                  149,369        145,881
    Construction in progress                                   6,735          1,296
                                                           ---------      ---------
                                                             194,133        180,115
    Less - Accumulated depreciation                          (73,401)       (62,648)
                                                           ---------      ---------
    Property, plant and equipment, net                       120,732        117,467
                                                           ---------      ---------

OTHER ASSETS                                                   1,783          3,490
                                                           ---------      ---------
                                                           $ 217,044      $ 206,449
                                                           =========      =========

-----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------

CURRENT LIABILITIES
    Accounts payable                                       $  14,579      $  15,899
    Accrued liabilities                                       12,628         12,386
                                                           ---------      ---------
    Total current liabilities                                 27,207         28,285
                                                           ---------      ---------

LONG-TERM DEBT                                                48,000         52,600
                                                           ---------      ---------

DEFERRED INCOME TAXES                                         15,881         13,578
                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES  (See Note)

SHAREHOLDERS' EQUITY
    Common stock ($1 par, 13,325,569  and 13,221,119
      shares issued)                                          13,326         13,221
    Paid-in capital                                           67,862         66,943
    Retained earnings                                         47,394         32,245
                                                           ---------      ---------
                                                             128,582        112,409
    Less - Treasury stock (100,423 and 26,250 shares
      at cost)                                                (2,626)          (423)
                                                           ---------      ---------
    Total shareholders' equity                               125,956        111,986
                                                           ---------      ---------
                                                           $ 217,044      $ 206,449
                                                           =========      =========

-----------------------------------------------------------------------------------

     The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF OPERATIONS


-----------------------------------------------------------------------------------
($ In thousands, except per share data)              Year Ended June 30,
-----------------------------------------------------------------------------------

                                              1998            1997           1996
                                            ---------      ---------      ---------
SALES                                       $ 268,178      $ 230,756      $ 196,462
                                            ---------      ---------      ---------

COSTS AND EXPENSES

    Cost of goods sold                        202,627        179,381        148,451
    Selling, general and administrative        34,962         30,969         29,121
    Reduction in value of assets                   --             --          1,595
                                            ---------      ---------      ---------
INCOME FROM OPERATIONS                         30,589         20,406         17,295
                                            ---------      ---------      ---------

OTHER INCOME (EXPENSE)

    Interest expense                           (2,577)        (1,136)          (394)
    Other income                                  446            215            211
                                            ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                     28,458         19,485         17,112

    Provision for income taxes                 10,134          7,209          6,436
                                            ---------      ---------      ---------

NET INCOME                                  $  18,324      $  12,276      $  10,676
                                            =========      =========      =========

NET INCOME PER SHARE - BASIC                $    1.38      $     .93      $     .81
                                            =========      =========      =========

NET INCOME PER SHARE - DILUTED              $    1.36      $     .92      $     .80
                                            =========      =========      =========


-----------------------------------------------------------------------------------

 The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
 ($ In thousands)                                                              Year June 30,
--------------------------------------------------------------------------------------------------------

                                                                      1998          1997          1996
                                                                    --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                          $ 18,324      $ 12,276      $ 10,676
Adjustments to reconcile net income to net cash from
operating activities:
    Depreciation and amortization                                     11,056         8,664         4,689
    Reduction in value of assets                                           -             -         1,595
    Deferred income taxes                                              3,010         5,042         4,255
    Changes in assets and liabilities:
        Trade receivables                                            (13,272)         (696)       (9,572)
        Inventories                                                    3,384        (5,527)      (15,676)
        Prepaid expenses and other                                     1,783        (1,616)          975
        Accounts payable                                              (1,320)          396         4,654
        Accrued liabilities                                              242          (705)        2,043
                                                                    --------      --------      --------
    Net cash provided by operating activities                         23,207        17,834         3,639
                                                                    --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                           (14,288)      (15,896)      (40,669)
Proceeds from sales of discontinued assets                             1,492           848         4,233
Other, net                                                               182          (109)          (88)
                                                                    --------      --------      --------
    Net cash used for investing activities                           (12,614)      (15,157)      (36,524)
                                                                    --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt borrowings (repayments)                                (4,600)         (400)       34,600
Dividends paid on common stock                                        (3,175)       (2,462)       (2,101)
Treasury stock transactions and exercises of stock options,
net                                                                   (1,179)           42           399
                                                                    --------      --------      --------
    Net cash provided by (used for) financing activities              (8,954)       (2,820)       32,898
                                                                    --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,639          (143)           13
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         3,601         3,744         3,731
                                                                    --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  5,240      $  3,601      $  3,744
                                                                    ========      ========      ========


--------------------------------------------------------------------------------------------------------

     The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are in integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------
($ In thousands, except per share data)
------------------------------------------------------------------------------------------------------
                                                                                             Total
                                  Common       Paid-in        Retained      Treasury     Shareholders'
                                  Stock        Capital        Earnings        Stock          Equity
------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1995          $  13,203     $  67,279      $  13,856      $  (1,182)   $      93,156

Net income                             --            --         10,676             --           10,676
Treasury stock transactions
  and exercises of stock
  options, net                         --          (125)            --            524              399
Dividends, $.16 per share              --            --         (2,101)            --           (2,101)

------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1996             13,203        67,154         22,431           (658)         102,130

Net income                             --            --         12,276             --           12,276
Treasury stock transactions
  and exercises of stock
  options, net                         18          (211)            --            235               42
Dividends, $.19 per share              --            --         (2,462)            --           (2,462)

------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1997             13,221        66,943         32,245           (423)         111,986

Net income                             --            --         18,324             --           18,324
Treasury stock transactions
  and exercises of stock
  options, net                        105           919             --         (2,203)          (1,179)
Dividends, $.24 per share              --            --         (3,175)            --           (3,175)

------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1998          $  13,326     $  67,862      $  47,394      $  (2,626)     $   125,956
                                =========     =========      =========      =========      ===========

------------------------------------------------------------------------------------------------------

     The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         Elcor Corporation (the company), through subsidiaries, is engaged in two lines of business: Roofing Products and Industrial Products. The Roofing Products segment, which accounts for 86% of consolidated sales, manufactures and sells premium laminated fiberglass asphalt residential roofing products, together with nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. The Industrial Products group of companies is engaged in the shielding of plastic enclosures used in digital cellular phones and in other industries from electromagnetic and radio frequency interference, the plating of proprietary finishes for large diesel engine cylinder liners and pistons, and engineering consulting services and licensing of certain patented technologies.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the company and all subsidiaries after elimination of significant intercompany balances and transactions. Service revenues and related expenses are not disaggregated in the Consolidated Statement of Operations due to immateriality. Certain prior year information has been restated as a result of a change in accounting for inventories as discussed in the Inventories section, and the three-for-two stock split in November 1997.

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

CONCENTRATION OF CREDIT RISK

         The majority of the company's sales are in the Roofing Products segment and its primary customers are building materials distributors. For the past several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by emerging larger national building products distributors. One customer accounted for 16%, 14% and 13% of consolidated sales in fiscal years 1998, 1997 and 1996, respectively. The company performs ongoing credit evaluations and maintains reserves for potential credit losses.

REVENUE RECOGNITION

         Revenue is recognized at the time products are shipped to the customer or at the time services are rendered.

INVENTORIES

         Inventories are stated at the lower of cost (including direct materials, labor, and applicable overhead) or market, using the first-in, first-out (FIFO) method. Inventories were comprised of:

                                                    (In thousands)
                                                       June 30,
                                               ----------------------
                                                 1998          1997
                                               --------      --------
                 Raw Materials                 $  7,827      $  6,334
                 Work-In-Process                    446           419
                 Finished Goods                  20,549        25,453
                                               --------      --------
                                               $ 28,822      $ 32,206
                                               ========      ========

         In fiscal 1998, the company changed its method of accounting for inventories from the LIFO method to the FIFO method. Management believes that as a result of productivity improvements and the declining cost of raw materials since the adoption of the LIFO method in fiscal 1985, the FIFO method provides a better measurement of operating results.

         In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," prior period financial statements have been restated to reflect this accounting change.

         The effect on net income by year of this accounting change is summarized as follows (in thousands, except per share amounts):

                                                                                                                   Effect on Net
                             Pretax Income Reported By                             Difference                       Income Per
                             -------------------------                             ----------                        Basic and
Fiscal Year               LIFO Method          FIFO Method           Pretax Income            Net Income           Diluted Share
-----------               -----------          -----------           -------------            ----------           -------------
   1994                   $    24,940          $    24,318           $        (622)           $     (387)          $        (.03)
   1995                        15,281               16,110                     829                   518                     .04
   1996                        16,483               17,112                     629                   392                     .03
   1997                        20,637               19,485                  (1,152)                 (726)                   (.06)
   1998                        28,256               28,458                     202                   130                     .01

           Further, as of July 1, 1993, inventories were reduced $905,000, deferred taxes reduced $314,000 and retained earnings reduced $591,000 to reflect this accounting change on reported beginning balances.

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
         Office furniture and equipment      5 - 12 years

         The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Historically, preoperating and start-up costs incurred in connection with the construction of major new manufacturing facilities were capitalized until such facilities became operational. These costs were then amortized over a five-year period. Capitalized preoperating and start-up costs included in capital expenditures were $977,000 and $4,772,000 in fiscal years 1997 and 1996 respectively. Effective in fiscal 1999, preoperating and start-up costs will be expensed as incurred in accordance with AcSec Statement of Position 98-5, as described more fully in the New Accounting Standards section of these financial statements. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998, 1997 and 1996, $160,000, $1,784,000 and $1,459,000 of interest cost was capitalized, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year, adjusted for the three-for-two stock split in November 1997. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table.

                                                     (In thousands, except per share data)

                                                         1998       1997         1996
                                                       -------     -------     -------
Net income                                             $18,324     $12,276     $10,676
                                                       =======     =======     =======

Denominator for basic earnings per share -weighted
average shares outstanding                              13,245      13,175      13,122

Effect of dilutive securities:
  Employee stock options                                   268         131         163
                                                       -------     -------     -------

Denominator for dilutive earnings per share -
adjusted weighted average shares and assumed
issuance of shares purchased under the incentive
stock option plan using the treasury stock method       13,513      13,306      13,285
                                                       =======     =======     =======

Basic earnings per share                               $  1.38     $   .93     $   .81
                                                       =======     =======     =======

Diluted earnings per share                             $  1.36     $   .92     $   .80
                                                       =======     =======     =======

LONG-TERM DEBT

         Effective December 15, 1997, the company increased its unsecured revolving credit facility (Facility) to $100,000,000 of primary credit, including up to a maximum of $5,000,000 in letters of credit, through December 15, 2002. At June 30, 1998, letters of credit totaling $1,790,000 were outstanding.

         Borrowings under the Facility bear interest at (1) the higher of the federal funds rate plus .5% or the lender's prime rate, or (2) at the company's option, LIBOR, in each case plus specified basis points based on the ratio of the company's total indebtedness to total capital. The Facility also provides for a commitment fee on the average unused portion of the line and is also based on the ratio of the company's total indebtedness to total capital. Based on financial ratios at June 30, 1998, the LIBOR borrowing rate was LIBOR plus .5% and the commitment fee was .175% of the average unused portion of the line. The average interest rate paid on indebtedness in fiscal 1998 was 6.4%.

         The loan agreement, among other things, limits the sale or pledging of assets of subsidiaries involved in manufacturing asphalt roofing products, and requires maintenance of specified current ratios, capitalization ratios and cash flow levels. Dividend payments and stock repurchases are limited to certain specified levels providing no default or event of default would occur. At June 30, 1998, total cumulative dividend payments and stock repurchased since July 1, 1993 were subject to a $32,765,000 limitation. Actual expenditures for these items as of June 30, 1998 have been $13,204,000.

SHAREHOLDERS' EQUITY

         Authorized common stock, par value $1.00, is 50,000,000 shares, of which 13,325,569 shares were issued at June 30, 1998 and 13,221,119 shares were issued at June 30, 1997. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.

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

SHAREHOLDER RIGHTS PLAN

         On May 26, 1998, the company's Board of Directors adopted a new Shareholder Rights Plan which took effect when the existing rights plan expired on July 8, 1998. Under the new plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of the company held by the shareholders of record as of the close of business on July 8, 1998. Until the occurrence of certain events, the rights are represented by and traded in tandem with common stock. Each right will separate and entitle shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Related Person) acquire beneficial ownership of 15% or more of the company's common stock other than certain bona fide institutional investors to whom a 20% threshold applies, all rights not held by the Related Person become rights to purchase one one-hundredth of a share of preferred stock for $165 or $165 of Elcor common stock at a 50% discount. If after such an event the company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip over" right to buy discounted stock in a surviving entity.

         Under certain circumstances, the rights are redeemable at a price of $0.01 per right. Further, upon defined stock accumulation events, the Board of Directors has the option to exchange one share of common stock per right. The rights will expire by their terms on July 8, 2008.

EMPLOYEE BENEFIT PLANS

         The company's Incentive Stock Option Plan provides for the granting of incentive and non-qualified stock options to directors, officers and key employees of the company for purchase of the company's common stock.

Information relating to options is as follows:

                                                                                            Weighted
                                           Number                 Option Price           Average Option
                                          of Shares             Range per Share          Price per Share
                                          ---------             ---------------          ---------------
Outstanding at June 30, 1995                476,758             $ 4.67 - $16.09          $          8.91
  Granted                                   110,627             $14.33 - $14.92          $         14.64
  Cancelled                                 (10,365)            $ 4.67 - $16.09          $         12.25
  Exercised                                 (65,850)            $ 4.67 - $16.09          $          6.47
                                          ---------
Outstanding at June 30, 1996                511,170             $ 4.67 - $16.09          $         10.40
  Granted                                   152,625             $11.33 - $12.67          $         12.45
  Cancelled                                  (3,978)            $ 5.83 - $16.09          $         12.36
  Exercised                                 (73,640)            $ 4.67 - $13.25          $          5.72
                                          ---------
Outstanding at June 30, 1997                586,177             $ 4.67 - $16.09          $         11.51
  Granted                                   149,845             $20.00 - $27.63          $         22.36
  Cancelled                                  (2,638)            $ 8.08 - $16.09          $          9.76
  Exercised                                (149,856)            $ 4.67 - $20.00          $         10.38
                                          ---------
Outstanding at June 30, 1998                583,528             $ 4.67 - $27.63          $         14.58
                                          =========

The following table summarizes information about options outstanding at June 30, 1998:

                                      Options Outstanding                      Options Exercisable
                   --------------------------------------------------------------------------------------
                                               Weighted-Average
                            Number      ----------------------------      Number              Weighted
     Range of            Outstanding at    Remaining       Exercise     Exercisable           Average
  Exercise Prices           6/30/98      Contractual Life   Price        at 6/30/98        Exercise Price
  ---------------        -------------- -----------------  --------     -----------        --------------
  $ 4.67 - $ 9.94           113,896         1.49 yrs.       $ 6.58         99,789              $ 6.37
  $10.00 - $14.94           267,096         6.99 yrs.       $13.33         61,752              $13.02
  $15.00 - $19.94            53,051         5.17 yrs.       $16.08         30,272              $16.08
  $20.00 - $27.63           149,485         9.28 yrs.       $22.37         18,000              $24.10


         At June 30, 1998, 1997 and 1996, 209,813, 218,231 and 173,694 shares were exercisable, respectively. A total of 250,064, 397,271 and 547,274 shares were reserved for future grants at June 30, 1998, 1997 and 1996, respectively.

         Beginning in fiscal 1997, the company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with respect to the company's stock option plan. Pro forma information regarding net income and income per share set forth below has been determined as if the company had accounted for its stock options under the fair value methodology prescribed by SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1998, 1997 and 1996; dividend yields of 1.1%, 1.5% and 1.1%; risk-free interest rates of 6.2%, 6.5% and 6.2%; expected market price volatility of .413, .429 and .450; and expected lives of options of 8.5, 6.9 and 7.5 years. Based on this model, the weighted average fair value of stock options granted in fiscal 1998, 1997 and 1996 was $11.63, $5.78 and $7.48, respectively.

       (In thousands,
  except per share data)                             1998         1997           1996
  ----------------------                           -------       -------        -------
Net income, as reported                            $18,324       $12,276        $10,676
Net income, pro forma                              $17,651       $11,945        $10,366
Income per share - basic, as reported              $  1.38       $   .93        $   .81
Income per share - basic, pro forma                $  1.33       $   .91        $   .79
Income per share - diluted, as reported            $  1.36       $   .92        $   .80
Income per share - diluted, pro forma              $  1.31       $   .90        $   .78

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

         The Board of Directors authorized total contributions of 5.0% in fiscal 1998, 4.6% in fiscal 1997 and 4.6% in fiscal 1996, of each participant's annual compensation, as defined, including forfeitures, split equally between the ESOP and 401(k) Plans. In addition, on January 1, 1998, the company began contributing an additional $.50 for every $1.00 of employee contributions into the 401(k) Plan, limited to a maximum matching of 2% of an employee's compensation. Total contributions charged to expense for these plans were $1,722,000, $1,245,000 and $1,120,000, in 1998, 1997 and 1996, respectively.

         The company has a Stock/Loan Plan which allows certain key employees to borrow an amount, based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the company's common stock. Under the Stock/Loan Plan, the loans, which are unsecured, and any accrued interest are forgiven and amortized as compensation over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 1998 and 1997 totaling $1,074,000 and $1,078,000, respectively, are included in Other Assets.

COMMITMENTS AND CONTINGENCIES

         The company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2004. Total rental expense was $1,505,000 in 1998, $1,295,000 in 1997 and $1,167,000 in 1996. At June 30, 1998, future minimum rental commitments under noncancellable operating leases, payable over the remaining lives of the leases, are:

                                         (In thousands)
                                         Minimum Rental
            Fiscal Year                   Commitments
            -----------                  --------------
               1999                           $1,364
               2000                            1,240
               2001                            1,077
               2002                              932
               2003                              897
            Thereafter                           641
                                              ------
               Total                          $6,151
                                              ======


         The company's subsidiaries provide certain warranties for their products which are generally limited to being free from defect in materials or workmanship affecting performance or meeting specified manufacturing and material specifications. During 1998, 1997 and 1996, the company recorded to expense approximately $1,681,000, $1,566,000 and $1,637,000, respectively, in warranty claim settlements and reserves. The company has established reserves for estimated probable future claims in accordance with SFAS No. 5, "Accounting for Contingencies."

         On February 8, 1994, a wholly owned subsidiary, Elk Corporation of Dallas (Elk) was granted a design patent covering the ornamental aspects of certain Elk shingles. On December 6, 1994, Elk was granted a utility patent on the functional aspects of certain Elk shingles. Elk has sued GAF Building Materials Corporation and related GAF entities (collectively GAF) in federal court for infringement of these patents and trade dress. In the design patent case, Elk seeks to recover as damages the total profit that GAF has made from the infringing shingles. In the utility patent case, Elk seeks to recover as damages a reasonable royalty on GAF's sales of infringing shingles and certain lost profits.

         GAF seeks a declaratory judgment that the Elk patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for unfair competition, Lanham Act violations based on alleged false advertising, and common law fraud, generally praying for damages of not less than $25 million including actual and punitive damages, plus interest, costs, and reasonable attorney fees. Elk disputes GAF's claims, and management intends vigorously to defend them and to enforce its intellectual property rights. In April, 1998, the District Court for the Northern District of Texas entered a partial final judgement against Elk in the design patent case based on an inequitable conduct ruling and certified the case for appeal. Elk has contested that judgment in an appeal which it has filed with the United States Court of Appeals for the Federal Circuit. Elk expects its appeal to be decided by the Court of Appeals in 1999. In the interim, trial on the trade dress claim and certain other matters in the design patent case and trial in the utility patent cases are unscheduled but pending.

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

ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                           (In thousands)
                                             June 30,
                                       -------------------
                                         1998        1997
                                       -------     -------
Product warranty reserves              $ 1,699     $ 1,968
Self-insurance reserves                    919       1,531
Compensation and employee benefits       4,303       3,291
All other                                5,707       5,596
                                       -------     -------
                                       $12,628     $12,386
                                       =======     =======

SUPPLEMENTAL CASH FLOWS

         The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental cash flow amounts were as follows:

                                      (In thousands)
                                         June 30,
                                ----------------------------
                                 1998       1997       1996
                                ------     ------     ------
          Interest paid         $2,803     $2,951     $1,739
          Income taxes paid     $4,780     $3,115     $1,105

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards of reporting of comprehensive income and its components in the consolidated financial statements. The company will adopt SFAS No. 130 in fiscal 1999, but does not expect the adoption to impact the company's financial position or results of operations.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to disclose, among other things, certain interim and annual financial information about the enterprise using a new management approach. The management approach requires segment information to be reported based on how management evaluates the operating performance of its business units or segments. The company will adopt SFAS No. 131 in fiscal 1999 and does not currently anticipate significant changes in its reportable segments.

         In April 1998, the Accounting Standards Executive Committee (AcSec) of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," requiring, among other things, companies to expense on a current basis previously capitalized start-up costs. At June 30, 1998, the company had $6,682,000 of unamortized capitalized start-up costs. This Statement of Position is effective for financial statements for fiscal years beginning after December 15, 1998, unless adopted earlier. The company plans to adopt this new accounting standard in fiscal 1999 at which time all remaining unamortized capitalized start-up costs will be expensed and reflected in the Consolidated Statement of Operations as a cumulative change in accounting principle.

INCOME TAXES

         The company's effective tax rate was 35.6% in 1998, 37.0% in 1997 and 37.6% in 1996. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:

                                                     1998       1997      1996
                                                    ------     ------    ------
Federal statutory tax rate                            35.0%      35.0%     35.0%
Change in tax rate resulting from:
  State income taxes, net of federal tax effect         .9%       1.6%      2.1%
  Miscellaneous items                                  (.3%)       .4%       .5%
                                                    ------     ------    ------
                                                      35.6%      37.0%     37.6%
                                                    ======     ======    ======

        Components of the income tax provisions consist of the following:

                                                           (In thousands)
                                                     1998       1997      1996
                                                    -------    ------    ------
Federal:
  Current                                           $ 6,722    $1,709    $1,826
  Deferred, net                                       3,010     5,001     4,071
State                                                   402       499       539
                                                    -------    ------    ------
                                                    $10,134    $7,209    $6,436
                                                    =======    ======    ======

         The significant components of the company's deferred tax assets and liabilities are summarized below:

                                                                 (In thousands)
                                                        1998          1997          1996
                                                      --------      --------      --------
Deferred tax assets:
    Accrued liabilities, difference in
      expense recognition                             $  1,786      $  2,269      $  2,314
    Receivables, bad debt reserve                          203           191           246
    Inventories, difference in capitalization              239           475           (62)
    Discontinued asset reductions                           --            --           292
                                                      --------      --------      --------
                                                         2,228         2,935         2,790
                                                      --------      --------      --------
Deferred tax liabilities:
    Fixed assets, primarily depreciation method
      differences and deferred preoperating costs      (15,881)      (13,578)       (8,629)
                                                      --------      --------      --------
                                                       (15,881)      (13,578)       (8,629)
                                                      --------      --------      --------

Net deferred tax liability                            $(13,653)     $(10,643)     $ (5,839)
                                                      ========      ========      ========

QUARTERLY SUMMARY OF OPERATIONS

(Unaudited, $ in thousands, except per share amounts adjusted for a three-for-two stock split in November, 1997)

                                           Fiscal 1998
                         -------------------------------------------
                          First       Second      Third       Fourth
                         Quarter     Quarter     Quarter     Quarter
                         -------     -------     -------     -------
SALES                    $73,516     $60,965     $59,225     $74,472

GROSS PROFIT              18,115      13,664      14,000      19,772

NET INCOME                 5,394       2,948       3,369       6,613

NET INCOME PER SHARE
   BASIC                     .41         .22         .25         .50

   DILUTED                   .40         .22         .25         .49

                                          Fiscal 1997
                         -------------------------------------------
                          First       Second      Third       Fourth
                         Quarter     Quarter     Quarter     Quarter
                         -------     -------     -------     -------
SALES                    $64,536     $50,636     $57,120     $58,464

GROSS PROFIT              14,012      11,394      11,773      14,196

NET INCOME                 3,768       2,309       2,612       3,587

NET INCOME PER SHARE
   BASIC
                             .29         .18         .20         .27

   DILUTED                   .29         .17         .19         .27

FINANCIAL INFORMATION BY COMPANY SEGMENTS

                                                        (In thousands)
                                               1998           1997           1996
                                             ---------      ---------      ---------
SALES
Roofing products                             $ 229,475      $ 207,017      $ 178,378
Industrial products                             38,586         23,542         17,930
Corporate and eliminations                         117            197            154
                                             ---------      ---------      ---------
                                             $ 268,178      $ 230,756      $ 196,462
                                             =========      =========      =========

OPERATING PROFIT
Roofing products                             $  24,885      $  21,052      $  22,675
Industrial products(1)                          10,780          3,498           (224)
Corporate and other                             (5,076)        (4,144)        (5,156)
                                             ---------      ---------      ---------
                                                30,589         20,406         17,295

Interest and other income (expense), net        (2,131)          (921)          (183)
                                             ---------      ---------      ---------

Income before income taxes                   $  28,458      $  19,485      $  17,112
                                             =========      =========      =========

IDENTIFIABLE ASSETS(2)
Roofing products                             $ 187,770      $ 184,138      $ 174,027
Industrial products                             14,931          9,248          6,340
Corporate                                       13,739         10,968          8,751
Discontinued operations                            604          2,095          2,942
                                             ---------      ---------      ---------
                                             $ 217,044      $ 206,449      $ 192,060
                                             =========      =========      =========

DEPRECIATION AND AMORTIZATION
Roofing products                             $  10,025      $   7,704      $   3,554
Industrial products                                833            727            927
Corporate                                          198            233            208
                                             ---------      ---------      ---------
                                             $  11,056      $   8,664      $   4,689
                                             =========      =========      =========

CAPITAL EXPENDITURES
Roofing products                             $   6,745      $  14,222      $  40,046
Industrial products                              4,245          1,400            507
Corporate                                        3,298            274            116
                                             ---------      ---------      ---------
                                             $  14,288      $  15,896      $  40,669
                                             =========      =========      =========

(1) In fiscal 1998, operating profit from the company's technology licensing and consulting services business exceeded 10% of consolidated operating profit. This business has not historically met the 10% reporting test nor is it typically expected to in the future. No separate segment is reflected in fiscal 1998 for this business unit.

(2) Consists principally of cash and cash equivalents, trade receivables, inventories, and net property, plant and equipment.

                          INDEPENDENT AUDITORS' REPORT
                            ON SUPPLEMENTAL SCHEDULE



  To the Shareholders and Board of Directors of Elcor Corporation:


              We have audited in accordance with generally accepted auditing standards, the accompanying consolidated financial statements of Elcor Corporation and have issued our report thereon dated August 17, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.





                                              /s/ ARTHUR ANDERSEN LLP
                                              -----------------------
                                                  Arthur Andersen LLP



  Dallas, Texas
   August 17, 1998

                                                                     SCHEDULE II
                                                                  (In thousands)
                       ELCOR CORPORATION AND SUBSIDIARIES
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                        Column A                      Column B                Column C                   Column D        Column E
                        --------                     ----------      --------------------------      ----------------   ----------
                                                                             Additions                  Deductions
                                                                     --------------------------      ----------------
                                                     Balance at      Charged to                      For Purposes For   Balance at
                                                     Beginning        Costs and                       Which Reserves       End
                     Description                     of Period        Expenses         Other           Were Created     of Period
                     -----------                     ----------      ----------       ---------      ----------------   ----------
         YEAR ENDED JUNE 30, 1998

         CONSOLIDATED:

         Allowance for doubtful accounts              $   545         $    210        $      --          $  (175)         $   580
                                                      =======         ========        =========          =======          =======

         Allowance for inventory obsolescence         $   201         $     25        $      --          $  (101)         $   125
                                                      =======         ========        =========          =======          =======


         YEAR ENDED JUNE 30, 1997

         CONSOLIDATED:

         Allowance for doubtful accounts              $   477         $     78        $      --          $   (10)         $   545
                                                      =======         ========        =========          =======          =======

         Allowance for inventory obsolescence         $   673         $     47        $      --          $  (519)         $   201
                                                      =======         ========        =========          =======          =======


         YEAR ENDED JUNE 30, 1996

         CONSOLIDATED:

         Allowance for doubtful accounts              $   306         $    201        $      --          $   (30)        $   477
                                                      =======         ========        =========          =======         =======

         Allowance for inventory obsolescence         $   356         $    317        $      --          $    --         $   673
                                                      =======         ========        =========          =======         =======

Item 9. Disagreements on Accounting and Financial Disclosure.


         The Registrant has retained its independent public accountants for over 30 years. There have been no disagreements with the independent public accountants on accounting or financial disclosure matters.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information concerning the Directors of the Registrant required by this item is incorporated herein by reference to the material under the caption "Election of Directors" on pages 5 and 6 of the Registrant's Proxy Statement dated September 18, 1998. Information concerning the Executive Officers of the Registrant is contained in Item 1 of this report under the caption "Executive Officers of the Registrant" on pages 10 and 11 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation.

         The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 7 through 16 of the Registrant's Proxy Statement dated September 18, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 2 and 3 of the Registrant's Proxy Statement dated September 18, 1998. The referenced information was provided as of September 1, 1998. Registrant is aware of no material change since such date in the beneficial ownership of any officer, director or beneficial owner of five percent of any class of its voting stock except that Registrant was informed after the company's Proxy Statement had been printed that Reich & Tang Capital Management Group has increased its beneficial ownership to 682,900 shares, or approximately 5.2% of shares outstanding.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K.

(a) 1.   Financial Statements

         The following financial statements of Elcor Corporation are set forth in Item 8 of this Annual Report on Form 10-K:


Financial Statements:

Independent Auditors' Report
Consolidated Balance Sheet at June 30, 1998, and 1997
Consolidated Statement Operations for the years ended
 June 30, 1998, 1997 and 1996
Consolidated Statement of Cash Flows for the years ended
 June 30, 1998, 1997, and 1996
Consolidated Statement of Shareholders' Equity for the years ended June 30, 1998, 1997, and 1996
Notes to Consolidated Financial Statements


Financial Statement Schedule:

Independent Auditors' Report
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K

         The Registrant filed a Form 8-K on April 16, 1998 relating to a press release containing "forward-looking statements" about its prospects for the future. The Registrant also filed a Form 8-K on May 29, 1998 relating to the adoption of a new Shareholder Rights Plan to take effect when the current rights plan expires on July 8, 1998.

(c)      Exhibits

         **3.1    The Articles of Incorporation of the Registrant, filed as
                  Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

        **3.2 Amended and Restated Bylaws of the Registrant, filed as Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1981 and as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988 originally filed with the Securities and Exchange Commission on February 11, 1989 (File No. 1-5341).

        **4.1 Form of Rights Agreement dated as of July 7, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibits B and C thereto the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, respectively (filed as Exhibit 4.1 to the company's Current Report on Form 8-K dated May 26, 1998 (File No.1-5341).

        **4.6 Loan Agreement dated September 19, 1993 among Elcor Corporation, Certain Lenders, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A., as Administrative Lender, filed as Exhibit 4.6 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-5341).

        **4.7 First Amendment dated October 31, 1994 to Loan Agreement dated September 29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., as Issuer, and NationsBank of Texas, N.A. as Administrative Lender, filed as Exhibit 4.7 in the Registrant's Quarterly Report on Form 10-Q for this quarter ended September 30, 1994 (File No. 1-5341).

        **4.8 Second Amendment dated December 15, 1995 to Loan Agreement dated September 29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., As Issuer, Administrative Lender, and Lender; and Bank of America - Texas, N.A. and Comerica Bank - Texas as Lenders, filed as Exhibit 4.8 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (File No. 1-5341).

        **4.9 Third Amendment dated October 31, 1996 to Loan Agreement dated September 29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., As Issuer, Administrative Lender, and Lender; and Bank of America - Texas, N.A. and Comerica Bank - Texas as Lenders, filed as Exhibit 4.9 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-5341).

        **4.10 Fourth Amendment dated December 15, 1997 to Loan Agreement dated September 29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., as Issuer, Administrative Lender, and Lender; and Bank of America - Texas, N.A., Comerica Bank - Texas, and the Bank of Tokyo - Mitsubishi, Ltd. As Lenders, filed as
                 Exhibit 4.10 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (File No. 1-5341).

        *10.1    Form of Executive Agreement

        *10.2    Amended and Restated Elcor Corporation Employee Stock/Loan
                 Plan.

        *18      Letter Re: Change in Accounting Principle.

        *21      Subsidiaries of the Registrant.

        *23      Consent of Independent Public Accountants.

        *27      Financial Data Schedule (EDGAR submission only).

----------------------

                     *        Filed herewith.

                    **        Incorporated by reference.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                       ELCOR CORPORATION


                                       By /s/ RICHARD J. ROSEBERY
                                          -----------------------------------
                                              Richard J. Rosebery
                                              Vice Chairman,
                                              Chief Financial and Administrative
                                              Officer, and Treasurer


                                       By /s/ LEONARD R. HARRAL
                                          -----------------------------------
                                              Leonard R. Harral
                                              Vice President and Chief
                                              Accounting Officer

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below in multiple counterparts by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



            Signature                             Title                                Date
   --------------------------             ----------------------                ------------------
   /s/ HAROLD K. WORK                     Chairman of the Board,                September 28, 1998
   --------------------------             President, Chief
       Harold K. Work                     Executive Officer


   /s/ RICHARD J. ROSEBERY                Vice Chairman, Chief                  September 28, 1998
   -------------------------              Financial and Administrative
       Richard J. Rosebery                Officer, and Treasurer


   /s/ LEONARD R. HARRAL                  Vice President and                    September 28, 1998
   -------------------------              Chief Accounting
       Leonard R. Harral                  Officer


   /s/ JAMES E. HALL                      Director                              September 28, 1998
   -------------------------
       James E. Hall

   /s/ DALE V. KESLER                     Director                              September 28, 1998
   -------------------------
       Dale V. Kesler

   /s/ ROBERT M. LEIBROCK                 Director                              September 28, 1998
   -------------------------
       Robert M. Leibrock

   /s/ W.F. ORTLOFF                       Director                              September 28, 1998
   -------------------------
       W.F. Ortloff

   /s/ DAVID W. QUINN                     Director                              September 28, 1998
   -------------------------
       David W. Quinn

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
        **3.1    The Articles of Incorporation of the Registrant, filed as
                 Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for
                 the year ended June 30, 1994 (File No. 1-5341).

        **3.2    Amended and Restated Bylaws of the Registrant, filed as Exhibit
                 3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1981 and as Exhibit 3.2 to the Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended December
                 31, 1988 originally filed with the Securities and Exchange
                 Commission on February 11, 1989 (File No. 1-5341).

        **4.1    Form of Rights Agreement dated as of July 7, 1998, between the
                 Company and ChaseMellon Shareholder Services, L.L.C., as
                 Rights Agent, which includes as Exhibits B and C thereto the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, respectively Exhibit 4.1 to the company's Current Report on Form 8-K dated May 26, 1998
                 (File No. 1-5341).

        **4.6    Loan Agreement dated September 19, 1993 among Elcor
                 Corporation, Certain Lenders, NationsBank of Texas, N.A., as
                 Issuer, and NationsBank of Texas, N.A., as Administrative
                 Lender, filed as Exhibit 4.6 in the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1993
                 (File No. 1-5341).

        **4.7    First Amendment dated October 31, 1994 to Loan Agreement dated
                 September 29, 1993 among Elcor Corporation, NationsBank of
                 Texas, N.A., as Issuer, and NationsBank of Texas, N.A. as
                 Administrative Lender, filed as Exhibit 4.7 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-5341).

        **4.8 Second Amendment dated December 15, 1995 to Loan Agreement dated September 29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., As Issuer, Administrative Lender, and Lender;
                 and Bank of America - Texas, N.A. and Comerica Bank - Texas as
                 Lenders, filed as Exhibit 4.8 in the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended December 31, 1995
                 (File No. 1-5341).

        **4.9    Third Amendment dated October 31, 1996 to Loan Agreement dated
                 September 29, 1993 among Elcor Corporation, NationsBank of
                 Texas, N.A., As Issuer, Administrative Lender, and Lender; and
                 Bank of America - Texas, N.A. and Comerica Bank - Texas as
                 Lenders, flied as Exhibit 4.9 in the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1996
                 (File No. 1-5341).

        **4.10 Fourth Amendment dated December 15, 1997 to Loan Agreement dated September 29, 1993 among Elcor Corporation, NationsBank of Texas, N.A., as Issuer, Administrative Lender, and Lender;
                 and Bank of America - Texas, N.A., Comerica Bank - Texas, and the Bank of Tokyo - Mitsubishi, Ltd. As Lenders, filed as
                 Exhibit 4.10 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (File No. 1-5341).

        *10.1    Form of Executive Agreement

        *10.2    Amended and Restated Elcor Corporation Employee Stock/Loan
                 Plan.

        *18      Letter Re: Change in Accounting Principle.

        *21      Subsidiaries of the Registrant.

        *23      Consent of Independent Public Accountants.

        *27      Financial Data Schedule (EDGAR submission only).



----------------------

      *        Filed herewith.

     **        Incorporated by reference.