Form 10-Q
period 1998-09-30
ELCOR CORP
filed 1998-11-13
CIK 32017

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                -----------------


For Quarter Ended September 30, 1998               Commission File number 1-5341
                  ------------------                                      ------

                                ELCOR CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                                 75-1217920
-------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


            14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                        75240-8871
--------------------------------------------                        ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (972) 851-0500
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

         As of close of business on November 2, 1998, Registrant had outstanding 12,982,214 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           (Unaudited, $ in thousands)

ASSETS                                                                    9-30-98         6-30-98
------                                                                   ---------       ---------
CURRENT ASSETS
Cash and cash equivalents                                                $   3,210       $   5,240
Trade receivables, less allowance of $793 and $580                          65,567          56,450
Inventories -
         Finished goods                                                     15,038          20,549
         Work-in-process                                                       432             446
         Raw materials                                                       7,001           7,827
                                                                         ---------       ---------
                  Total inventories                                         22,471          28,822
                                                                         ---------       ---------

Prepaid expenses and other                                                   1,361           1,789
Deferred income taxes                                                        2,153           2,228
                                                                         ---------       ---------
                  Total current assets                                      94,762          94,529
                                                                         ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                     187,110         194,133
         Less - accumulated depreciation                                   (70,244)        (73,401)
                                                                         ---------       ---------
                  Property, plant and equipment, net                       116,866         120,732
                                                                         ---------       ---------

OTHER ASSETS                                                                 1,909           1,783
                                                                         ---------       ---------
                                                                         $ 213,537       $ 217,044
                                                                         =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Accounts payable                                                         $  15,518       $  14,579
Accrued liabilities                                                         16,796          12,628
                                                                         ---------       ---------
                  Total current liabilities                                 32,314          27,207
                                                                         ---------       ---------

LONG-TERM DEBT                                                              43,300          48,000
DEFERRED INCOME TAXES                                                       14,044          15,881

SHAREHOLDERS' EQUITY -
         Common stock                                                       13,326          13,326
         Paid-in-capital                                                    66,979          67,862
         Retained earnings                                                  49,671          47,394
                                                                         ---------       ---------
                                                                           129,976         128,582
         Less  -  Treasury stock (260,823 and 100,423 shares, at cost)      (6,097)         (2,626)
                                                                         ---------       ---------
                  Total shareholders' equity                               123,879         125,956
                                                                         ---------       ---------
                                                                         $ 213,537       $ 217,044
                                                                         =========       =========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)



                                                                              Three Months Ended
                                                                             ----------------------
                                                                              9-30-98       9-30-97
                                                                             --------      --------
SALES                                                                        $ 85,868      $ 73,516
                                                                             --------      --------

COST AND EXPENSES
         Cost of sales                                                         63,063        55,401
         Selling, general and administrative                                   10,272         8,805
                                                                             --------      --------
INCOME FROM OPERATIONS                                                         12,533         9,310
                                                                             --------      --------

OTHER EXPENSE
         Interest expense, net                                                    559           759
                                                                             --------      --------

INCOME BEFORE INCOME TAXES                                                     11,974         8,551
         Provision for income taxes                                             4,448         3,157
                                                                             --------      --------
INCOME BEFORE CUMULATIVE EFFECT OF
         CHANGE IN ACCOUNTING PRINCIPLE                                         7,526         5,394

CUMULATIVE EFFECT OF CHANGE IN
         ACCOUNTING PRINCIPLE                                                  (4,340)            0
                                                                             --------      --------

NET INCOME                                                                   $  3,186      $  5,394
                                                                             ========      ========

INCOME PER COMMON SHARE-BASIC:
         Before cumulative effect of change in accounting principle          $    .57      $    .41
         Cumulative effect of change in
           accounting principle                                                  (.33)           --
                                                                             --------      --------
NET INCOME PER SHARE-BASIC                                                   $    .24      $    .41
                                                                             ========      ========

INCOME PER COMMON SHARE-DILUTED:
         Before cumulative effect of change in accounting principle          $    .56      $    .40
         Cumulative effect of change in
          accounting principle                                                   (.32)           --
                                                                             --------      --------
NET INCOME PER SHARE-DILUTED                                                 $    .24      $    .40
                                                                             ========      ========

DIVIDENDS PER COMMON SHARE                                                   $    .07      $    .06
                                                                             ========      ========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, $ in thousands)


                                                                              Three Months Ended
                                                                              ------------------
                                                                             9-30-98        9-30-97
                                                                             -------        -------

CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                         $   3,186       $  5,394
         Adjustments to reconcile net income
            to net cash from operating activities:

                  Depreciation and amortization                                 2,230          2,683
                  Deferred income taxes                                           580            773
                  Cumulative effect of change in accounting principle           4,340             --
                  Changes in assets and liabilities:
                     Trade receivables                                         (9,117)        (7,648)
                     Inventories                                                6,351          5,518
                     Prepaid expenses and other                                   428          2,117
                     Accounts payable and accrued liabilities                   5,107            398
                                                                             --------       --------

         Net cash provided by operating activities                             13,105          9,235
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                            (5,037)        (1,791)
         Other                                                                   (134)           (29)
                                                                             --------       --------

         Net cash used for investing activities                                (5,171)        (1,820)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings, net                                             (4,700)        (7,100)
         Dividends on common stock                                               (909)          (794)
         Treasury stock transactions and other, net                            (4,355)           120
                                                                             --------       --------

         Net cash used for financing activities                                (9,964)        (7,774)
                                                                             --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (2,030)          (359)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  5,240          3,601
                                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  3,210       $  3,242
                                                                             ========       ========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1998 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ending September 30, 1998 and 1997, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. In fiscal 1998, the company changed its method of accounting for inventories from the LIFO method to the FIFO method. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," the consolidated financial statements as of September 30, 1997 have been restated to reflect this accounting change. There was no significant impact on net income for the three months ended September 30, 1997 as a result of this change in accounting principle.

3. In September 1997, the Board of Directors declared a three-for-two stock split payable in the form of a stock dividend, which was distributed on November 12, 1997. Appropriate references to number of shares and to per share information in the consolidated financial statements as of September 30, 1997 have been adjusted to reflect the stock split on a retroactive basis.

4. On September 15, 1998, the company experienced an explosion at its fiberglass roofing mat plant in Ennis, Texas. The explosion significantly damaged a drying oven and caused less extensive damage to the remainder of the mat line. At the time of the explosion, the damaged mat line supplied all of the company's internal fiberglass roofing mat needs. In addition, roofing mats from the damaged line were being sold to other asphalt roofing products manufacturers. There was no damage to a separate mat line that runs in parallel to the damaged line, nor was there any damage to the company's Ennis, Texas shingle manufacturing plant. There were no injuries from the explosion.

         The company has increased roofing mat production from its nondamaged mat line and has begun purchasing additional roofing mats from third party suppliers. The company believes there are adequate supplies of roofing mats from internal and/or external sources available to operate its three roofing shingle manufacturing facilities until the damaged line is repaired and fully operational. The company anticipates that the damaged line should be restored to partial service by this winter and be fully restored by the spring of 1999.

         The company carries both property damage and business interruption insurance. Accordingly, management does not expect the explosion to have a material adverse impact on the company's financial results. The $100,000 deductible portion of the loss was recorded during the quarter ended September 30, 1998.

5. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. This Statement of Position requires, among other things, companies to expense on a current basis previously capitalized start-up costs. Adoption of this Statement of Position resulted in a $4,340,000 charge, net of tax, and is reported as a cumulative effect of change in accounting principle on the Consolidated Statement of Operations.

6. During the first quarter of fiscal 1999, the company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." The adoption of SFAS 130 had no effect on the consolidated financial statements, as there are no items that the company is required to recognize as components of comprehensive income.

7. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to disclose, among other things, certain interim and annual financial information about the enterprise using a new management approach. This approach requires segment information to be reported based on how management evaluates the operating performance of its business units or segments. The company will adopt SFAS No. 131 in fiscal 1999, but is still assessing the disclosure requirements of this standard.

8. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended
                                                   9-30-98      9-30-97
                                                   -------      -------
Net Income                                         $ 3,186      $ 5,394
                                                   =======      =======

Denominator for basic earnings
  per share - weighted average                      13,127       13,202
  shares outstanding

Effect of dilutive securities:
  Employee stock options                               206          242
                                                   -------      -------

Denominator for dilutive earnings
per share - adjusted weighted
average shares and assumed
issuance of shares purchased
under incentive stock option plan
using the treasury stock method                     13,333       13,444
                                                   =======      =======

Basic earnings per share                           $   .24      $   .41
                                                   =======      =======

Diluted earnings per share                         $   .24      $   .40
                                                   =======      =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS


During the three months ended September 30, 1998, net income before the cumulative effect of a change in accounting principle increased 40% to $7,526,000 from $5,394,000 in last year's first quarter. Sales increased 17% compared to the prior year first quarter. The increases in sales and net income before the accounting change were primarily the result of increased production and a record level of shipments of the company's patented Enhanced High Definition(R) and Raised Profile(TM) Prestique(R) premium laminated fiberglass asphalt shingles and rapidly accelerating demand for Chromium's Conductive Coatings Division products used in digital wireless cellular phones. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which resulted in a $4,340,000 charge, net of tax, for the cumulative effect of this accounting change. This one-time cumulative charge reduced net income for the first quarter of fiscal 1999 to $3,186,000 from $5,394,000, in the same quarter last year.

The Roofing Products Group achieved significantly higher sales with sharply increased operating profit for the three months ended September 30, 1998 compared to the same prior year period. These increases were primarily the result of increased manufacturing output and a record level of shipments of premium laminated fiberglass asphalt shingles. Demand was strong in most regions of the United States. As a result, each of the company's roofing plants achieved higher production levels, sales and operating profit in the first quarter of fiscal 1999 than in the same prior year quarter. The company's nonwoven fiberglass roofing mat plant also contributed to improved first quarter results. However, as described in note 4 of this Form 10-Q, this plant was damaged by an explosion on September 15, 1998. Due to the company's property damage and business interruption insurance policies, management does not expect the explosion to have a material adverse impact on the company's financial results.

The Industrial Products Group recorded both lower sales and lower operating profit for the first three months of fiscal 1999 compared to the same prior year period due to lower revenues and income from Ortloff Engineers' technology licensing and consulting services for the natural gas processing industry. Lower oil prices have reduced capital spending plans for some of its customers. Chromium Corporation reported strong growth in sales and operating income, primarily as a result of accelerating demand for its Compushield conductive coatings and conductive gaskets used in wireless digital telecommunications and other electronic equipment industries. Chromium's sales of remanufactured large diesel engine components also increased in the first quarter of fiscal 1999 compared to the prior year quarter.

On an overall basis, gross margin on sales was 26.6% for the quarter ended September 30, 1998 compared to 24.6% in the prior year quarter. The improvement in margin was primarily attributable to increased production, which lowered per unit costs, at the company's roofing shingle plants. Selling, general and administrative costs were 12.0% of sales in both the current year quarter and in the prior year quarter.

At the present time, the company anticipates continued growing demand for its premium laminated fiberglass asphalt shingles in fiscal 1999, although the market is seasonally slower in the December and

March quarters. Further, the third expansion of its Conductive Coatings facility is expected to be completed in the second quarter of fiscal 1999. The company expects the added capacity will be used for increased production of wireless digital cellular phone components to meet rapidly growing demand for these products.

FINANCIAL CONDITION

During the first three months of fiscal 1999, the company generated cash flows of $13,105,000 from operating activities. Of this total, $4,874,000 was the result of a decrease in working capital. The decrease in working capital was primarily due to lower cash balances, increased current liabilities and lower inventories, offset by increased trade receivables. Each of these changes were primarily the result of increased business activities and higher sales during the quarter ended September 30, 1998. The current ratio at September 30, 1998 was 2.9:1 compared to 3.5:1 at June 30, 1998. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

The company used $5,171,000 for investing activities in the first three months of fiscal 1999. The majority of investing expenditures were for additions to property, plant and equipment. Capital expenditures are expected to be about $24,000,000 in fiscal 1999 excluding replacement of equipment at the Ennis, Texas mat plant damaged by an explosion as described in note 4 of this Form 10-Q. The expenditures incurred to replace damaged equipment are expected to be covered by the company's property damage insurance policy. The majority of currently planned fiscal 1999 capital expenditures are a continuation of productivity, capacity and cost improvement projects at its existing roofing plants, continued capacity expansion of the Conductive Coatings operation, and capital costs associated with developing new computer systems. The company expects to invest about $100 million over the next three years to expand capacity and improve productivity at existing plants and to build new plants in both the Roofing Products and Industrial Products segments.

Cash flows used for financing activities were $9,964,000 during the first three months of fiscal 1999, primarily resulting from dividend payments, a $4,700,000 decrease in long-term debt, and purchases of treasury shares. Long-term debt represented 26% of the $167,179,000 of invested capital (long-term debt plus shareholders' equity) at September 30, 1998. At September 30, 1998, $54,910,000 was available under the company's $100,000,000 revolving line of credit.

During the first quarter of fiscal 1999, the company purchased 201,200 shares of its common shares on the open market under SEC Rule 10b-18 at a total cost of $4,561,000 to complete the $10 million stock buy back program authorized by the Board of Directors in September 1994. On September 28, 1998, the Board of Directors authorized an additional $10 million stock repurchase program. The Board of Directors also increased the regular quarterly cash dividend rate by 17% to $.07 per share effective with the dividend payable November 10, 1998.

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

YEAR 2000 ISSUE

The company is currently developing a new information system for most of its critical financial, distribution and manufacturing applications. The system is scheduled for completion and implementation by the summer of 1999 at an estimated total cost of about $10 million. While the primary purpose of this new information system is to modernize and improve the company's operations, it is also expected to resolve the Year 2000 issues in these critical computer systems. Costs to develop this new information system are being capitalized. Other costs relating to Year 2000 readiness are being expensed as incurred. As of September 30, 1998, the company's expenditures for its new information system have been $5,016,000, and its expenditures for its Year 2000 readiness projects have been less than $250,000. At this time, other than the cost of developing and implementing its new information system, the company does not believe that the costs of addressing the Year 2000 issue will be material. The company does not believe that other critical information systems work has been deferred due to its Year 2000 efforts.

The company also has teams of employees and consultants who are reviewing other computer applications and systems not included in the scope of the new information system, including systems other than information systems that have embedded technology, and its interaction with its suppliers, customers and other business partners for Year 2000 readiness. The company is close to completing the process of taking relevant inventory, assessing risk, assigning priorities to various tasks and performing limited internal tests. The company has completed its initial remedial programming for its mainframe computer system and is ready to begin testing this system. The company has developed contingency plans for its critical information system which primarily consist of making its existing information system Year 2000 compliant in the event the new system is not completed by its scheduled date. Contingency plans for other aspects of Year 2000 readiness are currently being developed. The company expects to have fully developed action plans by the end of calendar 1998, and to have completed integrated testing and any remediation before January 1, 2000.

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

         2. In the asphalt roofing products business, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher trucking and rail costs. Historically, the company has been able to pass some of the higher raw material and transportation costs through to the customer. Should the company be unable to recover higher raw material and/or transportation costs from price increases of its products, operating results could be lower than projected.

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

       (a)       Exhibit:

                 Exhibit (27):  Financial Data Schedule (EDGAR submission only)

       (b) The registrant filed two reports on Form 8-K during the quarter ended September 30, 1998. The registrant filed a Form 8-K on August 19, 1998 and a Form 8-K on September 28, 1998, both relating to press releases containing "forward-looking statements" about its prospects for the future.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ELCOR CORPORATION



DATE:        November 13, 1998        /s/ Richard J. Rosebery
     --------------------------       --------------------------------------
                                      Richard J. Rosebery
                                      Vice Chairman, Chief Financial &
                                      Administrative Officer and Treasurer

                                      /s/ Leonard R. Harral
                                      --------------------------------------
                                      Leonard R. Harral
                                      Vice President and Chief
                                      Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                           Exhibit
-------                          -------
  27                        Financial Data Schedule