Form 10-Q
period 1998-12-31
ELCOR CORP
filed 1999-02-12
CIK 32017

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                -----------------


For Quarter Ended December 31, 1998                Commission File number 1-5341



                                ELCOR CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                                75-1217920
  --------------------------------                          --------------------
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)


          14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                          75240-8871
---------------------------------------------                         ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (972) 851-0500
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

         As of close of business on February 1, 1999, Registrant had outstanding 12,995,493 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           (Unaudited, $ in thousands)


ASSETS                                                                  12-31-98        6-30-98
------                                                                 ----------    -----------
CURRENT ASSETS
Cash and cash equivalents                                              $   2,356      $   5,240
Trade receivables, less allowance of $993 and $580                        48,084         56,450
Inventories -
         Finished goods                                                   17,826         20,549
         Work-in-process                                                     254            446
         Raw materials                                                     8,440          7,827
                                                                       ---------      ---------
                  Total inventories                                       26,520         28,822
                                                                       ---------      ---------

Prepaid expenses and other                                                 1,458          1,789
Deferred income taxes                                                      2,122          2,228
                                                                       ---------      ---------
                  Total current assets                                    80,540         94,529
                                                                       ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                   190,628        194,133
         Less - accumulated depreciation                                 (72,232)       (73,401)
                                                                       ---------      ---------
                  Property, plant and equipment, net                     118,396        120,732
                                                                       ---------      ---------

OTHER ASSETS                                                               1,968          1,783
                                                                       ---------      ---------
                                                                       $ 200,904      $ 217,044
                                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                       $  12,566      $  14,579
Accrued liabilities                                                       14,625         12,628
                                                                       ---------      ---------
                  Total current liabilities                               27,191         27,207
                                                                       ---------      ---------

LONG-TERM DEBT                                                            33,500         48,000
DEFERRED INCOME TAXES                                                     14,237         15,881

SHAREHOLDERS? EQUITY -
         Common stock, $1 par                                             13,326         13,326
         Paid-in-capital                                                  66,753         67,862
         Retained earnings                                                53,440         47,394
                                                                       ---------      ---------
                                                                         133,519        128,582
         Less - Treasury stock (334,450 and 100,423 shares, at cost)      (7,543)        (2,626)
                                                                       ---------      ---------
                  Total shareholders' equity                             125,976        125,956
                                                                       ---------      ---------
                                                                       $ 200,904      $ 217,044
                                                                       =========      =========

See accompanying notes to consolidated financial statements

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)


                                                          Three Months Ended                 Six Months Ended
                                                   -------------------------------    ------------------------------
                                                      12-31-98          12-31-97        12-31-98          12-31-97
                                                   -------------     -------------    -------------    -------------
SALES                                              $      71,199     $      60,965    $     157,067    $     134,481
                                                   -------------     -------------    -------------    -------------

COST AND EXPENSES
        Cost of sales                                     53,311            47,301          116,374          102,702
        Selling, general and administrative                9,812             8,384           20,084           17,189
                                                   -------------     -------------    -------------    -------------
INCOME FROM OPERATIONS                                     8,076             5,280           20,609           14,590
                                                   -------------     -------------    -------------    -------------

OTHER EXPENSE
        Interest expense, net                                445               614            1,004            1,373
                                                   -------------     -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                                 7,631             4,666           19,605           13,217
        Provision for income taxes                         2,953             1,718            7,401            4,875
                                                   -------------     -------------    -------------    -------------
INCOME BEFORE CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE                     4,678             2,948           12,204            8,342

CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                                   --               --           (4,340)              --
                                                   --------------    -------------    --------------   -------------

NET INCOME                                         $       4,678     $       2,948    $       7,864    $       8,342
                                                   =============     =============    =============    =============

INCOME PER COMMON SHARE-BASIC:
        Before cumulative effect of
         change in accounting principle            $         .36     $         .22    $         .93    $         .63
        Cumulative effect of change
         in accounting principle                              --                --             (.33)              --
                                                   -------------     -------------    --------------   -------------
NET INCOME PER SHARE-BASIC                         $         .36     $         .22    $         .60    $         .63
                                                   =============     =============    =============    =============

INCOME PER COMMON SHARE-DILUTED:
        Before cumulative effect of change
         in accounting principle                   $         .35     $         .22    $         .92    $         .62
        Cumulative effect of change in
         accounting principle                                 --                --             (.33)              --
                                                   -------------     -------------    --------------   -------------
NET INCOME PER SHARE-DILUTED                       $         .35     $         .22    $         .59    $         .62
                                                   =============     =============    =============    =============

DIVIDENDS PER COMMON SHARE                         $         .07     $         .06    $         .14    $         .12
                                                   =============     =============    =============    =============

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, $ in thousands)


                                                                             Six Months Ended
                                                                          -----------------------
                                                                          12-31-98       12-31-97
                                                                          --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                       $  7,864      $  8,342
         Adjustments to reconcile net income
            to net cash from operating activities:

                  Depreciation and amortization                              4,532         5,370
                  Deferred income taxes                                        804         1,096
                  Cumulative effect of change in accounting principle        4,340          --
                  Changes in assets and liabilities:
                     Trade receivables                                       8,366         8,421
                     Inventories                                             2,302         4,008
                     Prepaid expenses and other                                331           399
                     Accounts payable and accrued liabilities                  (16)       (4,825)
                                                                          --------      --------

         Net cash provided by operating activities                          28,523        22,811
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                        (12,062)       (5,748)
         Insurance proceeds and other, net                                   2,999           254
                                                                          --------      --------

         Net cash used for investing activities                             (9,063)       (5,494)
                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings, net                                         (14,500)      (14,900)
         Dividends on common stock                                          (1,818)       (1,587)
         Treasury stock transactions and other, net                         (6,026)           19
                                                                          --------      --------

         Net cash used for financing activities                            (22,344)      (16,468)
                                                                          --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,884)          849

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               5,240         3,601
                                                                          --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  2,356      $  4,450
                                                                          ========      ========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1998 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ending December 31, 1998 and 1997, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. In fiscal 1998, the company changed its method of accounting for inventories from the LIFO method to the FIFO method. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," the consolidated financial statements as of December 31, 1997 have been restated to reflect this accounting change. There was no significant impact on net income for the three-month or six-month periods ended December 31,1997 as a result of this change in accounting principle.

3. On September 15, 1998, the company experienced an explosion at its fiberglass roofing mat plant in Ennis, Texas. The explosion significantly damaged a drying oven and caused less extensive damage to the remainder of the mat line. At the time of the explosion, the damaged mat line supplied all of the company's internal fiberglass roofing mat needs. In addition, roofing mats from the damaged line were being sold to other asphalt roofing products manufacturers. There was no damage to a separate mat line that runs in parallel to the damaged line, nor was there any damage to the company's Ennis, Texas shingle manufacturing plant. There were no injuries from the explosion.

         Subsequent to the explosion, the company increased roofing mat production from its nondamaged mat line and began purchasing additional roofing mats from third party suppliers. The company believes there are adequate supplies of roofing mats from internal and/or external sources available to operate its three roofing shingle manufacturing facilities until the damaged line is repaired and fully operational. The damaged line was restored to partial operation in December 1998 and management anticipates that the damaged line should be restored to full operation by the spring of 1999.

         The company carries both property damage and business interruption insurance. Accordingly, management does not expect the explosion to have a material adverse impact on the company's financial results. The $100,000 deductible portion of the loss was recorded during the quarter ended September 30, 1998. In December 1998, the company received its first insurance advances of $3,287,000 for property damage and $2,000,000 for business interruption. Estimated lost operating income is included in net sales. Reimbursable costs incurred to mitigate the loss have been recorded as a reduction of the related expense.

4. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. This Statement of Position requires, among other things, companies to expense on a current basis previously capitalized start-up costs. Adoption of this Statement of Position resulted in a $4,340,000 charge, net of tax, and is reported as a cumulative effect of change in accounting principle on the Consolidated Statement of Operations.

5. During the first quarter of fiscal 1999, the company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." The adoption of SFAS 130 had no effect on the consolidated financial statements, as there are no items that the company is required to recognize as components of comprehensive income.

6. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to disclose, among other things, certain interim and annual financial information about the enterprise using a new management approach. This approach requires segment information to be reported based on how management evaluates the operating performance of its business units or segments. The company will adopt SFAS No. 131 in fiscal 1999, but is still assessing the disclosure requirements of this standard.

7. On January 11, 1999, a newly formed wholly owned subsidiary of the company purchased all of the outstanding shares of YDK America, Inc.
         (YDKA), a leading supplier to the computer industry of electronic plastic enclosures and components having electroless conductive coatings. The total purchase price was approximately $6,000,000, which was financed through borrowings under Elcor's revolving credit agreement. The acquisition was accounted for using the purchase method of accounting. The company is currently evaluating the allocation of the purchase price. YDKA's sales were $11.2 million for its fiscal year ending June 30, 1998.

8. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 (In Thousands)
                                                             Three Months Ended                  Six Months Ended
                                                           12-31-98          12-31-97         12-31-98        12-31-97
                                                        --------------       -----------      -----------     -----------
                Net Income                              $        4,678       $     2,948      $     7,864     $     8,342
                                                        ==============       ===========      ===========     ===========

                Denominator for basic earnings
                  per share - weighted average
                  shares outstanding                            12,990            13,231           13,059          13,217

                Effect of dilutive securities:
                  Employee stock options                           255               292              230             267
                                                        --------------       -----------      -----------     -----------

                Denominator for dilutive earnings
                per share - adjusted weighted
                average shares and assumed
                issuance of shares purchased
                under incentive stock option plan
                using the treasury stock method                 13,245            13,523           13,289          13,484
                                                        ==============       ===========      ===========     ===========

                Basic earnings per share                $          .36       $       .22      $       .60     $       .63
                                                        ==============       ===========      ===========     ===========

                Diluted earnings per share              $          .35       $       .22      $       .59     $       .62
                                                        ==============       ===========      ===========     ===========


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1997.

During the three-month period ended December 31, 1998, net income increased 59% to $4,678,000 from $2,948,000 in the same three-month period last year. Sales increased 17% compared to the prior year quarter. The increase in sales was primarily the result of record December quarter shipments of Elk Prestique(R) Enhanced High Definition(R) and Raised Profile(TM) premium laminated fiberglass asphalt shingles. The increase in net income is primarily the result of significantly higher income contribution by the Roofing Products Group.

The Roofing Products Group achieved higher sales and nearly doubled its operating profit for the three months ended December 31, 1998 compared to the same prior year period. Elk Corporation's shipments were aided by relatively mild weather during much of the December quarter, together with sharply increasing demand in the residential roofing replacement market. Furthermore, new construction also continued at a strong level. Contributions from higher shipments of premium laminated shingles were further improved by slightly higher average selling prices. Demand was strong in most regions of the United States. As a result, each of the company's roofing plants achieved higher production levels, sales and operating profit in the fiscal 1999 quarter as compared to the prior year quarter.

The Industrial Products Group reported lower sales and reduced operating profit during the three months ended December 31, 1998 as compared to the same period in the prior year. Chromium Corporation continued to benefit from strong demand for its Compushield(R) conductive coatings and formed-in-place dispense conductive gaskets used in digital wireless cellular phones and other electronic products. However, Chromium experienced slightly lower demand for remanufactured large diesel engine components used in the transportation industry. Also, Ortloff's patent licensing and engineering consulting services to the petroleum industry was significantly lower as a result of sharply depressed oil and gas prices, causing some of its customers to reduce capital spending plans.

On an overall basis, gross margin on sales was 25.1% for the quarter ended December 31, 1998 compared to 22.4% in the prior year quarter. Higher margins were achieved by the Roofing Products Group for its products as a result of increased production (which decreases per unit costs) and slightly higher average selling prices. Selling, general and administrative costs were 13.8% of sales in both the current year quarter and in the prior year quarter.

CHANGES IN THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1997.

During the six-month period ended December 31, 1998, net income before the cumulative effect of a change in accounting principle increased 46% to $12,204,000 from $8,342,000 in last year's first half. Sales increased 17% compared to the prior year period. The increases in sales and net income before the accounting change were primarily the result of increased production and a record level of shipments of premium laminated fiberglass asphalt shingles and accelerating demand for Chromium's Compushield(R) products used in digital wireless cellular phones. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which resulted in a $4,340,000 charge, net of tax, for the cumulative effect of this accounting change. This one-time cumulative charge reduced net income for the first half of fiscal 1999 to $7,864,000 from $8,342,000 in the same period last year.

The Roofing Products Group achieved significantly higher sales with sharply increased operating profit for the six months ended December 31, 1998 compared to the same prior year period. These increases were primarily the result of increased manufacturing output and a record level of shipments of premium laminated fiberglass asphalt shingles. Each of the company's three roofing plants recorded increased sales and operating profit in the first half of fiscal 1999 compared to the same prior year period. The company's nonwoven fiberglass roofing mat plant also contributed to improved first half results. However, as described in note 4 of this Form 10-Q, this plant was damaged by an explosion on September 15, 1998. Due to the company's property damage and business interruption insurance policies, management does not expect the explosion to have a material adverse impact on the company's results of operations, financial position or liquidity.

The Industrial Products Group recorded both lower sales and lower operating profit for the first six months of fiscal 1999 compared to the same prior year period due primarily to lower revenues and income from Ortloff Engineers' technology licensing and consulting services for the natural gas processing industry. Lower oil prices have reduced capital spending plans for some of its customers. Chromium Corporation's Conductive Coatings Division reported higher sales and slightly higher operating income. Strong demand for its Compushield conductive coatings and conductive gaskets used in wireless digital telecommunications and other electronic equipment industries accounted for the increase in revenues. Chromium's sales of remanufactured large diesel engine components decreased slightly in the first half of fiscal 1999 compared to the prior year period.

On an overall basis, gross margin on sales was 25.9% for the six month period ended December 31, 1998 compared to 23.6% in the prior year period. The improvement in margin was primarily attributable to increased production, which lowered per unit costs, at the company's roofing shingle plants. Selling, general and administrative costs were 12.8% of sales the first half of fiscal 1999 and also in the first six months of fiscal 1998.

At the present time, the company anticipates continued growing demand for its premium laminated fiberglass asphalt shingles for the remainder of fiscal 1999, although the market is usually seasonally slower in the March quarter. All three roofing plants plan to continue production at high levels throughout the winter. Further, the completion of the third expansion of its Conductive Coatings facility in Lufkin, Texas and the acquisition of YDK America in Canton, Georgia (see note 7 to the consolidated financial statements) has added capacity that will be used for increased production of wireless digital cellular phone components to meet rapidly growing demand for these and other electronic products.

FINANCIAL CONDITION

During the first six months of fiscal 1999, the company generated cash flows of $28,523,000 from operating activities. Of this total, $10,668,000 was the result of lower inventories and trade receivables. These changes were primarily the result of a normal seasonal reduction in business activities. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months. The current ratio at December 31, 1998 was 3.0:1 compared to 3.5:1 at June 30, 1998.

The company used $9,063,000 for investing activities in the first half of fiscal 1999. The majority of investing expenditures were for additions to property, plant and equipment. Capital expenditures are expected to be about $24,000,000 in fiscal 1999, excluding replacement of equipment at the Ennis, Texas mat plant damaged by an explosion (as described in note 4 to the consolidated financial statements). The expenditures incurred to replace damaged equipment are expected to be covered by the company's property damage insurance policy. The majority of other planned fiscal 1999 capital expenditures are a continuation of productivity, capacity and cost improvement projects at its existing roofing plants, the acquisition of expanded capacity for the Conductive Coatings operation (see note 7 to the consolidated financial statements), capital costs associated with developing new computer systems and preparation for construction of a fourth major laminated shingle plant. The company expects to invest about $100-$120 million over a three year period beginning in fiscal 1999 to expand capacity and improve productivity at existing plants, to install production facilities for new products, to build a new roofing plant, and to increase capacity for its conductive coatings business.

Cash flows used for financing activities were $22,344,000 during the first six months of fiscal 1999, primarily resulting from dividend payments, a $14,500,000 seasonal reduction in long-term debt, and purchases of treasury shares. Long-term debt represented 21% of the $159,476,000 of invested capital (long-term debt plus shareholders' equity) at December 31, 1998. At December 31, 1998, $60,860,000 was available under the company's $100,000,000 unsecured revolving line of credit.

During the first six months of fiscal 1999, the company purchased 286,600 shares of its common shares on the open market under SEC Rule 10b-18 at a total cost of $6,305,000 to complete the $10 million stock buy back program authorized by the Board of Directors in September 1994. On September 28, 1998, the Board of Directors authorized an additional $10 million stock repurchase program. The Board of Directors also increased the regular quarterly cash dividend rate by 17% to $.07 per share.

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

Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 1999 and beyond to fund its planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements. However, management believes it could secure additional capital at favorable rates to support its capital expansion program.

YEAR 2000 ISSUE

The company is currently developing a new information system for most of its critical financial, distribution and manufacturing applications. The system is scheduled for completion and implementation before December 31, 1999 at an estimated total cost of about $11 million. While the primary purpose of this new information system is to modernize and improve the company's operations, it is also expected to resolve the Year 2000 issues in these critical computer systems. Costs to develop this new information system are being capitalized. Other costs relating to Year 2000 readiness are being expensed as incurred. As of December 31, 1998, the company's expenditures for its new information system have been $6,329,000, and its expenditures for its Year 2000 readiness projects have been less than $250,000. At this time, other than the cost of developing and implementing its new information system, the company does not believe that the costs of addressing the Year 2000 issue will be material. The company does not believe that other critical information systems work has been deferred due to its Year 2000 efforts.

The company also has teams of employees and consultants who are reviewing other computer applications and systems not included in the scope of the new information system, including embedded technology, and its interaction with its suppliers, customers and other business partners for Year 2000 readiness. The company has completed the process of taking relevant inventory, assessing risk, and assigning priorities to various tasks. Internal testing will be completed by June 30, 1999. The company has developed contingency plans for its critical information system which primarily consist of making its existing information system Year 2000 compliant in the event the new system is not completed by its scheduled date. The company has completed and tested its remedial programming for its mainframe computer system and believes this existing system to be Year 2000 compliant. Contingency plans for other aspects of Year 2000 readiness are currently being developed. The company expects to have completed any required remediation before January 1, 2000.

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

         3. During fiscal 1997, the company completed the construction of a plant at the company's Ennis, Texas facility to manufacture nonwoven fiberglass roofing mats and other mats for a variety of industrial uses. The company also expects to make up to $100-$120 million in new investments to expand capacity and improve productivity at existing plants and to build new plants over a three year period beginning in fiscal 1999. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new plant facilities. If such progress is slower than anticipated, if substantial cost overruns occur in building new plants, or if demand for products produced at new plants does not meet current expectations, operating results could be adversely affected.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

GAF Patent Litigation

     On February 11, 1999, the United States Court of Appeals for the Federal Circuit (Court of Appeals) issued a decision upholding the district court's partial final judgment against Elk in its design patent case. The decision held that the district court committed no reversible error in finding against Elk based on inequitable conduct.

     Elk will evaluate its future course of action, including its trial strategy for its trade dress claim, certain other matters in the design patent case, and trial in the utility patent case.

     While management can give no assurances regarding the ultimate outcome of the litigation, even if the outcome were to be adverse to Elk, it is not expected to have a material effect on the Registrant's financial position or liquidity.

     For further information and background on the GAF Patent Litigation, see
Part I, Item 3 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

ITEM 4:  Submission of Matters to a Vote of Security Holders

       (a) The company's Annual Meeting of Shareholders was held on October 27, 1998 for the purpose of electing two directors, considering and voting upon a proposal to increase authorized common stock, considering and voting upon a proposal to approve the 1998 Amended and Restated Elcor Corporation Incentive Stock Option Plan, and ratifying the appointment of the company's independent auditors.


       (b)       Directors Elected:                       NUMBER OF VOTES
                                                          ---------------

                                                                      AUTHORITY
                                                        FOR            WITHHELD
                                                        ---           ---------
                 James E. Hall                      10,393,644         761,046
                 Harold K. Work                     10,396,402         758,288


                 Other Directors Whose Term Continued After the Meeting:

                 W.F. Ortloff
                 F.H. Callaway
                 David W. Quinn
                 Richard J. Rosebery
                 Dale V. Kesler

                 On October 27, 1998, Mr. Robert M. Leibrock retired from the Board of Directors. On November 5, 1998, Thomas D. Karol, President and Chief Executive Officer of Pro Group Holdings, Inc. was appointed to fill the vacancy left upon Mr. Leibrock's retirement. On January 3, 1999, Mr. Callaway passed away. On January 27, 1999, the number of active directors was reduced by the Board of Directors from eight to seven, and Mr. Kesler was appointed to replace Mr. Callaway as Chairman of the Compensation Committee.

       (c) Other matters voted upon at the meeting and the number of affirmative votes, negative votes and abstentions.

                                                                      NUMBER OF VOTES
                                                       -------------------------------------------
                                                       AFFIRMATIVE        AGAINST      ABSTENTIONS
                                                       -----------       ---------     -----------
                 Approval of an increase                8,068,325        3,057,321         29,045
                 in authorized common stock
                 from 50,00,000 shares to
                 100,000,000 shares

                 Approval of the 1998                   7,919,331        2,487,321         25,283
                 Amended and Restated
                 Incentive Stock Option Plan

                 Ratification of Arthur                11,126,659           17,217         10,814
                 Andersen LLP as
                 independent auditors of
                 the company for the fiscal
                 year ending June 30, 1999

ITEM 5:  Other Information

       Item 5. Other Information

                 On December 14, 1998, Mr. Richard A. Nowak was elected by the Elcor Board of Directors as President, Chief Executive Officer and a Director of Elk Corporation of Dallas (Elk), succeeding Harold K. Work, who remains as Chairman of the Board of that wholly owned subsidiary and as Chairman, President and Chief Executive Officer of Elcor Corporation. Mr. Nowak was most recently Vice President of Sales and Marketing of Elk and its subsidiaries and has been an employee of Elk for twenty years.

ITEM 6:  Exhibits and Reports of Form 8-K

       (a)       Exhibit:

                 Exhibit (27):  Financial Data Schedule (EDGAR submission only)

       (b) The registrant filed one report on Form 8-K during the quarter ended December 31, 1998. The registrant filed a Form 8-K on October 20, 1998 relating to a press release containing "forward-looking statements" about its prospects for the future.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ELCOR CORPORATION



DATE:     February 12, 1999                    /s/ Richard J. Rosebery
     ------------------------                  ------------------------------
                                               Richard J. Rosebery
                                               Vice Chairman, Chief Financial &
                                               Administrative Officer and
                                               Treasurer

                                               /s/ Leonard R. Harral
                                               ------------------------------
                                               Leonard R. Harral
                                               Vice President and Chief
                                               Accounting Officer

                                  EXIBIT INDEX


Exhibit
No.                 Description
-------             -----------
  27                Financial Data Schedule