Form 10-Q
period 1999-03-31
ELCOR CORP
filed 1999-05-13
CIK 32017

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


For Quarter Ended March 31, 1999                 Commission File number 1-5341
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
                                             -----     -----

         As of close of business on May 3, 1999, Registrant had outstanding 13,007,347 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           ---------------------------
                           (Unaudited, $ in thousands)

ASSETS                                                     3-31-99      6-30-98
                                                          ---------    ---------

CURRENT ASSETS
Cash and cash equivalents                                 $   1,444    $   5,240
Trade receivables, less allowance of $1,012 and $580         60,547       56,450
Inventories -
         Finished goods                                      22,371       20,549
         Work-in-process                                        327          446
         Raw materials                                        7,802        7,827
                                                          ---------    ---------
                  Total inventories                          30,500       28,822
                                                          ---------    ---------

Other current assets                                          8,931        1,789
Deferred income taxes                                           847        2,228
                                                          ---------    ---------
                  Total current assets                      102,269       94,529
                                                          ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                      206,304      194,133
         Less - accumulated depreciation                    (74,523)     (73,401)
                                                          ---------    ---------
                  Property, plant and equipment, net        131,781      120,732
                                                          ---------    ---------

OTHER ASSETS                                                  2,082        1,783
                                                          ---------    ---------
                                                          $ 236,132    $ 217,044
                                                          =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $  15,597    $  14,579
Accrued liabilities                                          16,302       12,628
                                                          ---------    ---------
                  Total current liabilities                  31,899       27,207
                                                          ---------    ---------

LONG-TERM DEBT                                               57,500       48,000
DEFERRED INCOME TAXES                                        16,498       15,881

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                                13,326       13,326
         Paid-in-capital                                     66,396       67,862
         Retained earnings                                   57,644       47,394
                                                          ---------    ---------
                                                            137,366      128,582
         Less -- Treasury stock (318,576 and 100,423
                 shares, at cost)                            (7,131)      (2,626)
                                                          ---------    ---------
                  Total shareholders' equity                130,235      125,956
                                                          ---------    ---------
                                                          $ 236,132    $ 217,044
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

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                           (Unaudited, $ in thousands
                             except per share data)


                                                       Three Months Ended        Nine Months Ended
                                                     -----------------------   ------------------------
                                                      3-31-99      3-31-98      3-31-99       3-31-98
                                                     ----------   ----------   ----------    ----------

SALES                                                $   70,735   $   59,225   $  227,802    $  193,706
                                                     ----------   ----------   ----------    ----------

COST AND EXPENSES
        Cost of sales                                    53,132       45,225      169,506       147,927
        Selling, general and administrative               8,898        8,257       28,982        25,446
                                                     ----------   ----------   ----------    ----------
INCOME FROM OPERATIONS                                    8,705        5,743       29,314        20,333
                                                     ----------   ----------   ----------    ----------

OTHER EXPENSE
        Interest expense, net                               464          514        1,468         1,887
                                                     ----------   ----------   ----------    ----------

INCOME BEFORE INCOME TAXES                                8,241        5,229       27,846        18,446
        Provision for income taxes                        3,126        1,860       10,527         6,735
                                                     ----------   ----------   ----------    ----------
INCOME BEFORE CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE                    5,115        3,369       17,319        11,711

CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                                 --           --       (4,340)           --
                                                     ----------   ----------   ----------    ----------

NET INCOME                                           $    5,115   $    3,369   $   12,979    $   11,711
                                                     ==========   ==========   ==========    ==========

INCOME PER COMMON SHARE-BASIC:
        Before cumulative effect of
         change in accounting principle              $      .39   $      .25   $     1.33    $      .88
        Cumulative effect of change
         in accounting principle                             --           --         (.33)           --
                                                     ----------   ----------   ----------    ----------
NET INCOME PER SHARE-BASIC                           $      .39   $      .25   $     1.00    $      .88
                                                     ==========   ==========   ==========    ==========

INCOME PER COMMON SHARE-DILUTED:
        Before cumulative effect of
         change in accounting principle              $      .38   $      .25   $     1.30    $      .87
        Cumulative effect of change
         in accounting principle                             --           --         (.32)           --
                                                     ----------   ----------   ----------    ----------
NET INCOME PER SHARE-DILUTED                         $      .38   $      .25   $      .98    $      .87
                                                     ==========   ==========   ==========    ==========


DIVIDENDS PER COMMON SHARE                           $      .07   $      .06   $      .21    $      .18
                                                     ==========   ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                           (Unaudited, $ in thousands)


                                                                                 Nine Months  Ended
                                                                              ------------------------
                                                                               3-31-99        3-31-98
                                                                              ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                           $   12,979    $   11,711
         Adjustments to reconcile net income to net cash from operating activities:

                  Depreciation and amortization                                    6,825         8,116
                  Deferred income taxes                                            4,340         1,554
                  Cumulative effect of change in accounting principle              4,340            --
                  Changes in assets and liabilities:
                     Trade receivables                                            (3,101)       (4,595)
                     Inventories                                                  (1,355)       (1,579)
                     Other current assets                                         (7,131)          756
                     Accounts payable and accrued liabilities                      3,157        (3,616)
                                                                              ----------    ----------

         Net cash provided by operating activities                                20,054        12,347
                                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                              (22,236)       (9,079)
         Business acquisition, net of cash acquired                               (5,298)           --
         Insurance proceeds and other, net                                         2,883         1,718
                                                                              ----------    ----------

         Net cash used for investing activities                                  (24,651)       (7,361)
                                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings (repayments)                                         9,500        (3,900)
         Dividends on common stock                                                (2,729)       (2,385)
         Treasury stock transactions and other, net                               (5,970)          521
                                                                              ----------    ----------

         Net cash provided by (used for) financing activities                        801        (5,764)
                                                                              ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (3,796)         (778)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     5,240         3,601
                                                                              ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    1,444    $    2,823
                                                                              ==========    ==========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1998 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ending March 31, 1999 and 1998, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. In fiscal 1998, the company changed its method of accounting for inventories from the LIFO method to the FIFO method. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," the consolidated financial statements as of March 31, 1998 have been restated to reflect this accounting change. There was no significant impact on net income for the three-month or nine-month periods ended March 31, 1998 as a result of this change in accounting principle.

3. On September 15, 1998, the company experienced an explosion at its fiberglass roofing mat plant in Ennis, Texas. The explosion significantly damaged a drying oven and caused less extensive damage to the remainder of the mat manufacturing line. At the time of the explosion, the damaged mat line supplied all of the company's internal fiberglass roofing mat needs. In addition, roofing mats from the damaged line were being sold to other asphalt roofing products manufacturers. There was no damage to a separate mat line that runs in parallel to the damaged line, nor was there any damage to the company's Ennis, Texas shingle manufacturing plant. There were no injuries from the explosion.

         The damaged line was restored to partial operation in December 1998. At March 31, 1999, the damaged section had been replaced and had achieved production line speeds nearly equal to the line speeds prior to the explosion. The plant is currently producing quantities of roofing mats sufficient to meet the company's internal fiberglass roofing mat requirements.

         The company carries both property damage and business interruption insurance. Accordingly, management does not expect the explosion to have a material adverse impact on the company's financial results. The $100,000 deductible portion of the loss was recorded during the quarter ended September 30, 1998. As of March 31, 1999 the company had received insurance advances of $3,287,000 for property damage and $2,000,000 for business interruption. In April 1999, additional advances of $2,500,000 for property damage and $2,000,000 for business interruption were received. Additional advance requests have been submitted and are pending insurance company review. Estimated lost operating income is included in net sales. Reimbursable costs incurred to mitigate the loss have been recorded as a reduction of the related expense.

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

7. On January 11, 1999, a newly formed wholly owned subsidiary of the company purchased all of the outstanding shares of YDK America, Inc.
         (YDKA), a leading supplier to the computer industry of electronic plastic enclosures and components having electroless conductive coatings. The total purchase price was approximately $5,300,000, net of cash acquired, which was financed through borrowings under Elcor's revolving credit agreement. The company is currently evaluating the allocation of the purchase price. The acquisition was accounted for using the purchase method of accounting, and the operating results have been included in the company's consolidated financial statements since the date of acquisition. The acquisition did not have a material impact on operating results. YDKA's sales were $11.2 million for its fiscal year ending June 30, 1998.

8. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share include outstanding stock options.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                            (In Thousands)
                                                            Three Months Ended         Nine Months Ended
                                                           3-31-99       3-31-98      3-31-99     3-31-98
                                                          ----------   ----------   ----------   ----------

                Net Income                                $    5,115   $    3,369   $   12,979   $   11,711
                                                          ==========   ==========   ==========   ==========

                Denominator for basic earnings
                  per share - weighted average
                  shares outstanding                          12,996       13,269       13,038       13,234

                Effect of dilutive securities:
                  Employee stock options                         306          275          256          270
                                                          ----------   ----------   ----------   ----------

                Denominator for dilutive earnings
                per share - adjusted weighted
                average shares and assumed issuance
                of shares purchased under incentive
                stock option plan using the treasury
                stock method                                  13,302       13,544       13,294       13,504
                                                          ==========   ==========   ==========   ==========

                Basic earnings per share                  $      .39   $      .25   $     1.00   $      .88
                                                          ==========   ==========   ==========   ==========

                Diluted earnings per share                $      .38   $      .25   $      .98   $      .87
                                                          ==========   ==========   ==========   ==========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1998.

During the three-month period ended March 31, 1999, net income increased 52% to $5,115,000 from $3,369,000 in the same three-month period last year. Sales increased 19% compared to the prior year quarter. The increase in sales was primarily the result of record shipments of Elk Prestique(R) Enhanced High Definition(R) and Raised Profile(TM) premium laminated fiberglass asphalt shingles and continuing high demand for Chromium's Compushield(R) products used in digital wireless phones. The increase in net income is primarily the result of significantly higher income contribution by the Roofing Products Group.

The Roofing Products Group achieved higher sales and substantially higher operating profit for the three months ended March 31, 1999 compared to the same prior year period. Elk Corporation's shipments were aided by relatively mild weather, which permitted increased roofing activity in the normally slower winter months, together with sharply increased demand in the residential roofing replacement market. Furthermore, new construction also continued at a strong level. Contributions from higher shipments of premium laminated shingles were further improved by slightly higher average selling prices and lower customer discounts. Demand was strong in most regions of the United States. As a result, each of the company's roofing plants achieved higher production levels, sales and operating profit in the fiscal 1999 quarter as compared to the prior year quarter.

The Industrial Products Group reported higher sales but lower operating profit during the three months ended March 31, 1999 as compared to the same period in the prior year. Chromium Corporation continued to benefit from strong demand for its Compushield(R) conductive coatings and formed-in-place dispense conductive gaskets used in digital wireless cellular phones and other electronic products. However, Chromium experienced lower demand for remanufactured large diesel engine components used in the transportation industry. Also, Ortloff's patent licensing and engineering consulting services to the petroleum industry were significantly lower as a result of depressed oil and gas prices, causing some of its customers to temporarily reduce capital spending plans. Results for the three-month period ended March 31,1999 include operations of YDK America, Inc. subsequent to its acquisition on January 11, 1999 (as described in note 7 to the consolidated financial statements).

On an overall basis, gross margin on sales was 24.9% for the quarter ended March 31, 1999 compared to 23.6% in the prior year quarter. Higher margins were achieved by the Roofing Products Group for its products as a result of increased production (which decreases per unit costs), slightly higher average selling prices and lower customer discounts. Selling, general and administrative costs were 12.6% of sales in the current year quarter compared to 13.9% in the prior year quarter, as the company's sales organization was able to service increased sales orders without a proportionate increase in overall selling costs.

CHANGES IN THE NINE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1998.

During the nine-month period ended March 31, 1999, net income before the cumulative effect of a change in accounting principle increased 48% to $17,319,000 from $11,711,000 in last year's period. Sales increased 18% compared to the prior year period. The increases in sales and net income before the accounting change were primarily the result of increased production, a record level of shipments of premium laminated fiberglass asphalt shingles, and accelerating demand for Chromium's Compushield(R) products used in digital wireless cellular phones. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which resulted in a $4,340,000 charge, net of tax, for the cumulative effect of this accounting change. This one-time cumulative charge reduced net income for the first nine months of fiscal 1999 to $12,979,000 compared to $11,711,000 in the same period last year.

The Roofing Products Group achieved significantly higher sales with sharply increased operating profit for the nine months ended March 31, 1999 compared to the same prior year period. These increases were primarily the result of increased manufacturing output and a record level of shipments of premium laminated fiberglass asphalt shingles. Each of the company's three roofing plants recorded increased sales and operating profit in the first nine months of fiscal 1999 compared to the same prior year period. The company's nonwoven fiberglass roofing mat plant also contributed to improved results. However, as described in note 3 of this Form 10-Q, this plant was damaged by an explosion on September 15, 1998. Due to the company's property damage and business interruption insurance policies, management does not expect the explosion to have a material adverse impact on the company's results of operations, financial position or liquidity.

The Industrial Products Group recorded higher sales and lower operating profit for the first nine months of fiscal 1999 compared to the same prior year period. Chromium Corporation's Conductive Coatings Division reported sharply higher sales and operating income. Strong demand for its Compushield conductive coatings and conductive gaskets used in wireless digital telecommunications and other electronic equipment industries primarily accounted for the significant increase in sales and operating profit. Chromium's sales and operating income relating to remanufactured large diesel engine components were lower in the first nine months of fiscal 1999 compared to the prior year period. Ortloff Engineers' technology licensing and consulting services for the natural gas processing industry accounted for a significant portion of the Group's lower operating income. Lower oil prices have temporarily reduced capital spending plans for many of its customers.

On an overall basis, gross margin on sales was 25.6% for the nine month period ended March 31, 1999 compared to 23.6% in the prior year period. The improvement in margin was primarily attributable to increased production, which lowered per unit costs, at the company's roofing shingle plants. Selling, general and administrative costs were 12.7% of sales the first nine months of fiscal 1999 compared to 13.1% in the first nine months of fiscal 1998.

At the present time, the company anticipates continuing strong demand for its premium laminated fiberglass asphalt shingles for the remainder of fiscal 1999. The strong demand may permit the company to increase prices in the months ahead. Further, the completion of the third expansion of its Conductive Coatings facility in Lufkin, Texas and the acquisition of YDK America in Canton, Georgia (see note 7 to the consolidated financial statements) has added capacity that will be used for increased production of wireless digital cellular phone components to meet rapidly growing demand for these and other electronic products.

Effective with the close of trading on May 5, 1999, Standard & Poor's Financial Information Services included Elcor Corporation in it S&P Small Cap 600 Index.

FINANCIAL CONDITION

During the first nine months of fiscal 1999, the company generated cash flows of $20,054,000 from operating activities despite a $6,844,000 increase in working capital (excluding cash). The increase in working capital is primarily due to a receivable from an insurance company included in other current assets relating to an explosion at the company's nonwoven fiberglass roofing mat plant (as described in note 3 to the consolidated financial statement). Trade receivables and inventories, which were primarily offset by higher accounts payable and accrued liabilities, reflect seasonal increases in business activity. In addition, trade receivables generally increase during the late winter and early spring months due to extended payment terms to certain customers during these months with payment generally due during the summer months. Historically, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months. The current ratio at March 31, 1999 was 3.2:1 compared to 3.5:1 at June 30, 1998.

The company used $24,651,000 for net investing activities in the first nine months of fiscal 1999. The majority of investing expenditures were for additions to property, plant and equipment. Capital expenditures are expected to be about $30,000,000 in fiscal 1999, excluding replacement of equipment at the Ennis, Texas mat plant damaged by an explosion (as described in note 3 to the consolidated financial statements). Most of the expenditures incurred to replace damaged equipment are expected to be covered by the company's property damage insurance policy. The majority of other planned fiscal 1999 capital expenditures are a continuation of productivity, capacity and cost improvement projects at its existing roofing plants, capital costs associated with developing new computer systems and beginning construction of a fourth major laminated shingle plant. The company expects to invest about $125 million over a three year period beginning in fiscal 1999 to expand capacity and improve productivity at existing plants, to install production facilities for new products, to build a new roofing plant, and to increase capacity for its conductive coatings business. As more fully described in note 7 to the consolidated financial statements, in January 1999 the company acquired YDK America, Inc. for approximately $5,300,000, net of cash acquired, to expand capacity for its conductive coatings business.

Cash flows provided by financing activities were $801,000 during the first nine months of fiscal 1999, primarily resulting from a $9,500,000 increase in long-term debt, offset by dividend payments and purchases of treasury shares. Long-term debt represented 31% of the $187,735,000 of invested capital (long-term debt plus shareholders' equity) at March 31, 1999. At March 31, 1999, $40,560,000 was available under the company's $100,000,000 unsecured revolving line of credit. During the first nine months of fiscal 1999, the company purchased 286,600 shares of its common shares on the open market under SEC Rule 10b-18 at a total cost of $6,305,000 to complete the $10 million stock buy back program authorized by the Board of Directors in September 1994. On September 28, 1998, the Board of Directors authorized an additional $10 million stock repurchase program. The Board of Directors also increased the regular quarterly cash dividend rate by 17% to $.07 per share.

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

Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 1999 and beyond to fund its planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements. However, management is planning to secure additional capital at favorable rates to support its capital expansion program.

YEAR 2000 ISSUE

The company is currently developing a new information system for most of its critical financial, distribution and manufacturing applications. The system is scheduled for completion and implementation before December 31, 1999 at an estimated total cost of about $11 million. While the primary purpose of this new information system is to modernize and improve the company's operations, it is also expected to resolve the Year 2000 issues in these critical computer systems. Costs to develop this new information system are being capitalized. Other costs relating to Year 2000 readiness are being expensed as incurred. As of March 31, 1999, the company's expenditures for its new information system have been $7,893,000, and its expenditures for its Year 2000 readiness projects have been less than $250,000. At this time, other than the cost of developing and implementing its new information system, the company does not believe that the costs of addressing the Year 2000 issue will be material. The company does not believe that other critical information systems work has been deferred due to its Year 2000 efforts.

The company also has teams of employees and consultants who are reviewing other computer applications and systems not included in the scope of the new information system, including embedded technology, for Year 2000 readiness. The company has completed the process of taking relevant inventory, assessing risk, and assigning priorities to various tasks. Internal testing will be completed by June 30, 1999. The company has developed contingency plans for its critical information system which primarily consist of making its existing information system Year 2000 compliant in the event the new system is not completed by its scheduled date. The company has completed and tested its remedial programming for its mainframe computer system and believes this existing system to be Year 2000 compliant. The company expects to have completed any required remediation before January 1, 2000.

The company has initiated inquiries of key suppliers and other third parties with whom it has significant business relationships to assess their state of readiness in addressing Year 2000 issues that could adversely impact the company. The company has requested a written response from those third parties that they will be Year 2000 compliant by the end of calendar 1999. The company has no means of ensuring that its business partners will be fully Year 2000 compliant. Contingency plans for what the company and its consultants determine to be the most reasonably and likely worst case scenario, and other aspects of Year 2000 readiness, are being developed in connection with the company's annual strategic plan, which is scheduled for completion in the summer of 1999. Disruptions of financial markets or computer system failure at government agencies, financial institutions, utilities and others on which the company is dependent could adversely affect the company. The effects of a potential disruption at these entities cannot be determined at this time.

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

         3. During fiscal 1997, the company completed the construction of a plant at the company's Ennis, Texas facility to manufacture nonwoven fiberglass roofing mats and other mats for a variety of industrial uses. The company also expects to make about $125 million in new investments to expand capacity and improve productivity at existing plants and to build new plants over a three year period beginning in fiscal 1999. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new plant facilities. If such progress is slower than anticipated, if substantial cost overruns occur in building new plants, or if demand for products produced at new plants does not meet current expectations, operating results could be adversely affected.

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

         10. Each of the company's businesses is actively involved in the development of new products, processes and services which are expected to contribute to the company's long-term growth and earnings. If such development activities are not successful, or the company cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

     Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

PART II.  OTHER INFORMATION

ITEM 1:  Legal Proceedings

         GAF Patent Litigation

         On February 11, 1999, the United States Court of Appeals for the Federal Circuit (Court of Appeals) issued a decision upholding the district court's partial final judgement against Elk in its design patent case. The decision held that the district court committed no reversible error in finding Elk's design patent unenforceable. On April 16, 1999, the Court of Appeals denied Elk's petition for a rehearing of the case.

Elk is preparing its appeal of the Court of Appeals' decision to the United States Supreme Court. While management can give no assurances regarding the ultimate outcome of the litigation, even if the outcome were to be adverse to Elk, it is not expected to have a material effect on the Registrant's financial position or liquidity.

         Gibraltar Tort Litigation

         On March 23, 1999, the Court in the Adams case issued a scheduling order setting a discovery timeline and an initial trial date of November 1, 1999. The plaintiffs were ordered to designate five (5) groups of twelve (12) trial plaintiffs. All Adams plaintiffs are represented by new counsel. Management continues to believe that the claims brought against Chromium in the Adams case are without merit. While management can give no assurances regarding the ultimate outcome of this litigation, it believes that it will not have a material adverse effect on the consolidated results of operation, financial position or liquidity of the Registrant.

For further information and background on the GAF Patent Litigation and the Gibraltar Tort Litigation, see Part I, Item 3 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998, and its Part II, Item I of the Quarterly Reports on Form 10-Q for the quarters ended September 30, 1998 and December 31, 1998.

ITEM 6:  Exhibits and Reports of Form 8-K

         (a)      Exhibit:

                  Exhibit (27):  Financial Data Schedule (EDGAR submission only)

         (b) The registrant filed one report on Form 8-K during the quarter ended March 31, 1999. The registrant filed a Form 8-K on January 21, 1999 relating to a press release containing "forward-looking statements" about its prospects for the future.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ELCOR CORPORATION


DATE:   May 13, 1999                 /s/ Richard J. Rosebery
     ------------------              ----------------------------------------
                                     Richard J. Rosebery
                                     Vice Chairman, Chief Financial &
                                     Administrative Officer and Treasurer

                                     /s/ Leonard R. Harral
                                     ----------------------------------------
                                     Leonard R. Harral
                                     Vice President and Chief
                                     Accounting Officer

                                 EXHIBIT INDEX


Exhibit
Number             Description
------             -----------
  27               Financial Data Schedule