Form 10-K
period 1999-06-30
ELCOR CORP
filed 1999-09-27
CIK 32017

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 1999                COMMISSION FILE NUMBER 1-5341

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



                                      NONE
                                ----------------
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of common stock held by nonaffiliates as of September 7, 1999, was $419,266,486. This amount is based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 7, 1999. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are "Affiliates" within the meaning of Rule 405 under the Securities Act of 1993, as amended.

     As of the close of business on September 7, 1999, the Registrant had 19,988,074 shares of Common Stock outstanding.

     Documents incorporated by reference. Listed below are the documents, any portion of which are incorporated by reference and the parts of this report into which such portions are incorporated:

                    PROXY STATEMENT DATED SEPTEMBER 17, 1999
                             PART III OF FORM 10-K
==============================================================================

                                     PART I

Item 1.  Business

         Elcor Corporation (Registrant), incorporated in 1965 as a Delaware corporation, is a publicly held corporation headquartered in Dallas, Texas. Shares of the Registrant's common stock are traded on the New York Stock Exchange with the ticker symbol - ELK.

Lines of Business

         Roofing Products

         The Registrant, through Elk Corporation of Dallas and its subsidiaries
(Elk), is engaged in the manufacture and sale of premium laminated fiberglass asphalt shingles and accessory roofing products. Elk also manufactures and sells nonwoven fiberglass roofing mats for use in manufacturing asphalt roofing products, and nonwoven mats for use in other industrial applications. Elk's premium laminated fiberglass asphalt shingle manufacturing plants are located in Tuscaloosa, Alabama, Ennis, Texas, and Shafter, California. In August 1999, Elk announced plans to build a fourth major laminated shingle plant in Myerstown, Pennsylvania. Commencement of operations for this new plant is scheduled for the December quarter of calendar year 2000. The Myerstown, Pennsylvania plant is expected to increase Elk's total laminated shingle capacity by approximately 38%.

         The major products manufactured at Elk's roofing plants are premium laminated fiberglass asphalt shingles sold under its brand names: Prestique(R) Plus, Prestique I, Prestique II and Capstone(R). In fiscal 1995, Elk introduced Prestique premium laminated fiberglass asphalt shingle product lines with the patented Enhanced High Definition(R) and Raised Profile(TM) look. In addition, Elk also manufactures premium fiberglass asphalt hip and ridge products:
Seal-a-Ridge(R) and Z(R) ridge brands. Several other premium asphalt roofing and accessory products are currently under development. Overall, asphalt shingles account for about 90% of the nation's sloped roof market. Premium laminated asphalt shingles account for approximately 37% of the residential sloped asphalt shingle roofing market. About 83% of all asphalt shingles are used in reroofing and remodeling and 17% are used in new construction.

         Elk's roofing products are sold by employee sales personnel primarily to roofing wholesale distributors, delivery being made by contract carrier or by customer vehicles from the manufacturing plants or warehouses. Elk's products are distributed nationwide with Texas, California and Florida representing the largest market areas. The Roofing Products segment accounted for approximately 88% of consolidated sales of the Registrant in fiscal 1999. For the past several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by emerging larger national building products distributors. One customer, ABC Supply Co. Inc., the largest roofing wholesale distributor in the United States, accounted for 18% of consolidated sales in fiscal 1999, 16% of consolidated sales in fiscal 1998, and 14% of consolidated sales in fiscal 1997.

         Elk operates two nonwoven fiberglass mat lines that run in parallel at its Ennis, Texas facility. Elk's nonwoven fiberglass roofing mat facilities supply all of its internal fiberglass roofing mat needs. In addition, roofing mats are sold by employee sales personnel to other asphalt roofing products manufacturers. Nonwoven mats are also sold to manufacturers of construction and industrial products who use such mats in their products, and to distributors of industrial filtration products. Elk's nonwoven mats are shipped by contract carrier to its other roofing plants and to its customers' locations.

         On September 15, 1998, Elk experienced an explosion at its fiberglass roofing mat plant in Ennis, Texas. The explosion significantly damaged a drying oven and caused less extensive damage to the remainder of one mat manufacturing line. There was no damage to the separate mat line that runs in parallel to the damaged line, nor was there any damage to Elk's Ennis, Texas shingle manufacturing plant. There were no injuries from the explosion. The damaged line was restored to partial operation in December 1998. By March 1999, the damaged section had been replaced. In June 1999, the line was operating at line speeds equivalent to line speeds at the time of the explosion. Refer to the "Involuntary Conversion" footnote on page 36 of this Form 10-K for a more detailed discussion of this matter.

         During fiscal 1999, Elk made significant progress in developing a family of proprietary Versashield(TM) nonwoven coated products for use in a variety of industrial and consumer applications. A semi-commercial pilot manufacturing line was installed at the Ennis, Texas facility to further development of these products and to initiate market development sales.

         Industrial Products

         The Registrant, through Chromium Corporation (Chromium), historically has conducted its operations through two business divisions and so operated throughout fiscal 1999. Effective July 1, 1999, Chromium's business divisions were segregated into separate companies. The former Reciprocating Engine Components Division will continue to do business as Chromium Corporation and the former Conductive Coatings Division will be operated as subsidiaries of Cybershield, Inc. (Cybershield).

         Cybershield is engaged in electroless shielding of plastic enclosures for digital wireless cellular phones, telecommunications and other electronic equipment. Electroless shielding is designed to control the level of electromagnetic and radio frequency interference (EMI/RFI) emissions generated by microchips and electronic components. Cybershield's product offerings also include dispense conductive gaskets which are formed in place, proprietary plating of die-cast magnesium components, decorative finishes, conductive spray paints and vacuum metalization of plastic components. Sales are generated by employee sales personnel, with delivery made primarily by contract carrier. To keep pace with rapidly growing demand, Cybershield completed a third expansion of its Lufkin, Texas facility during fiscal 1999.

         In January 1999, Cybershield acquired YDK America, Inc., located in Canton, Georgia, a leading supplier to the computer industry of electronic plastic enclosures and components having electroless conductive coatings. This acquisition doubled Cybershield's electroless coating capacity and geographically reduced the source concentration risk for its customers. In June 1999, YDK America, Inc. was renamed Cybershield of Georgia, Inc.

         Chromium is engaged in the remanufacture of diesel engine cylinder liners, including hard chrome plating of cylinder bores and tin plating of pistons, primarily for the railroad and marine industries; and hard chrome plating of original equipment cylinder liners and tin plating of pistons for major domestic locomotive manufacturers. In the fourth quarter of fiscal 1999, Registrant's management approved a consolidation plan for Chromium's reciprocating engine components business. All operations for this business activity at Lufkin, Texas will be transferred to Chromium's Cleveland, Ohio plant. Relocation and other consolidation items are expected to be completed in the first half of fiscal 2000. Subsequent to the completion of this business consolidation, the Lufkin, Texas facility will be used exclusively for conductive coatings operations.

         Another unit of the Registrant, OEL, Ltd., d/b/a Ortloff Engineers, Ltd. (Ortloff) is engaged in providing technology licensing and engineering support services and in providing engineering consulting services to the oil and gas production, gas processing and sulfur recovery industries. Ortloff licenses technology covered by and related to twelve patents owned by the Registrant for use in new or redesigned natural gas and refinery gas processing facilities, and utilizes technology licensed from others and its own expertise in the performance of consulting and engineering assignments. Although one important patent expired in fiscal 1999, Ortloff was awarded three new patents and continues to develop and patent improved processes for natural gas processing. Moreover, Ortloff offers significant expertise and other nonpatented technology associated with its processes that is difficult for customers to obtain on a cost effective basis from others. Ortloff has also been successful in expanding its markets into several parts of Latin America.

         Patent license fees are calculated by standard formulas that take into account both specific project criteria and market conditions, adjusted for special conditions that exist in a project. Engineering consulting assignments are performed under consulting services agreements at negotiated rates.

Information as to Industry Segments

         For Financial Information by Company Segments, see the table on page 40 of this Annual Report on Form 10-K.

Accounting Change

         In fiscal 1999, the Registrant adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the America Institute of Certified Public Accountants. The cumulative effect of this change in accounting principle is reported on the Consolidated Statement of Operations.

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

         Industrial Products

         The Registrant believes the success of Cybershield in becoming a qualified supplier for and obtaining significant orders from major digital cellular phone manufacturers, together with telecommunications and other electronic equipment manufacturers, has enabled it to become a market leader. The Registrant competes primarily on the basis of product quality, design and service.

         The Registrant believes that Chromium is the leading remanufacturer of diesel engine cylinder liners and pistons for the railroad and marine transportation industries and is the primary supplier of hard chrome plated finishes for original equipment diesel engine cylinder liners to all of the major domestic locomotive manufacturers. The Registrant believes it has smaller competitors in the locomotive diesel engine cylinder liner remanufacturing market. Chromium has achieved a leading position in these markets through competition on the basis of product performance, quality, service and price. In addition, technical innovations that enhance quality and performance are also increasing the value-added content per unit produced. However, consolidation in the railroad industry and environmental regulations have fostered a competitive market with more economies of scale and scope. Accordingly, it may be desirable for Chromium to form strategic alliances with customers or others in the supply chain.

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

         Industrial Products

         In the electroless shielding business, copper and nickel are the significant raw materials. These materials are presently available and are in adequate supply. In the Registrant's business of hard chrome plating and remanufacturing diesel engine cylinder liners, chromic acid is a significant raw material which is presently available from a number of domestic suppliers. The Registrant believes these domestic suppliers obtain the ore for manufacturing chromic acid principally from sources outside the United States, some of which may be subject to political uncertainty. The Registrant has been advised by its suppliers that they maintain substantial inventories of chromic acid in order to minimize the potential effects of foreign interruption in ore supply.

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

         The Registrant anticipates that its subsidiaries will incur costs to comply with Environmental Laws, including remediating any existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment. Neither these expenditures nor other activities initiated to comply with Environmental Laws is expected to have a material impact on the consolidated financial position, net earnings or liquidity of the Registrant.

Persons Employed

         At June 30, 1999, the Registrant and its subsidiaries had 1,145 employees. Of this total, 597 were employed in the Roofing Products business segment, 512 were employed in the Industrial Products business segment, and 36 were employed at the corporate office. The Registrant believes that it has good relations with its employees. In the fourth quarter of fiscal 1999, the Registrant's management approved a consolidation plan for Chromium's reciprocating engine components business that will result in the elimination of 64 positions in the first half of fiscal 2000.

Extended Payment Terms

         In some years, the Registrant's roofing products business provides extended payment terms to certain customers for some product shipments during the winter and early spring months, with payment generally due during the summer months. As of June 30, 1999, $3,468,000 in receivables relating to such shipments were outstanding, the majority of which are due in the first four months of fiscal 2000. As of August 31, 1999, $1,909,000 of these receivables had been collected.

Seasonal Business

         The Registrant's industrial products businesses are substantially nonseasonal. The Registrant's roofing products manufacturing business is seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in its marketing areas typically limit the installation of residential roofing products which causes sales to be slower during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen to twenty-four months depending upon the extent of roof damage. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

Item 2.  Properties

         All significant facilities are owned and unencumbered by liens in favor of nonaffiliates except as discussed herein.

         Roofing Products

         Asphalt roofing products are manufactured at plants located in Tuscaloosa, Alabama, Ennis, Texas and Shafter, California. A fourth major laminated shingle plant in Myerstown, Pennsylvania is under construction and is scheduled to commence operations in the December quarter of calendar year 2000. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured on two parallel production lines located in Ennis, Texas.

         Corporate headquarters and administrative offices for the asphalt roofing products operations are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

         Industrial Products

         Conductive coatings operating facilities are located in Lufkin, Texas and Canton, Georgia. Plants for the reciprocating engines components business, which primarily are involved in the hard chrome plating of original equipment and remanufactured diesel engine cylinder liners and related equipment, are located in Cleveland, Ohio and Lufkin, Texas. In the first half of fiscal 2000, operations for the reciprocating engine components business will be consolidated and all operations for this business activity will be transferred to Cleveland, Ohio. Subsequent to the completion of this business consolidation, the Lufkin, Texas facility will be used exclusively for Cybershield's conductive coatings operations.

         Corporate headquarters and administrative offices for the conductive coatings and reciprocating engines components businesses are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

         The Ortloff engineering and process licensing group is located in leased offices in Midland, Texas.

         Corporate Offices

         The Registrant's corporate headquarters is located in leased offices in Dallas, Texas.

         In addition, one of the Registrant's subsidiaries owns land and buildings in Waco, Texas, formerly used in the discontinued solid waste handling equipment manufacturing business. This facility is expected to be sold in fiscal 2000.

Item 3.  Legal Proceedings

         GAF Patent Litigation

         On February 8, 1994, a wholly owned subsidiary, Elk Corporation of Dallas (Elk) was granted a design patent covering the ornamental aspects of certain Elk shingles. On December 6, 1994, Elk was granted a utility patent on the functional aspects of certain Elk shingles. Elk has sued GAF Building Materials Corporation and related GAF entities (collectively, GAF) in federal court for infringement of these patents and trade dress. In the design patent case, Elk seeks to recover as damages the total profit that GAF has made from the infringing shingles. In the utility patent case, Elk seeks to recover as damages a reasonable royalty on GAF's sales of infringing shingles and certain lost profits.

         GAF seeks a declaratory judgment that the Elk patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for unfair competition, Lanham Act violations based on alleged false advertising, and common law fraud, generally praying for damages of not less than $25 million including actual and punitive damages, plus interest, costs, and reasonable attorney fees. Elk disputes GAF's claims, and management intends vigorously to defend them and to enforce its intellectual property rights. In April 1998, the District Court for the Northern District of Texas entered a partial final judgment in the design patent case based on an inequitable conduct ruling and certified the case for appeal. On February 11, 1999, the United States Court of Appeals for the Federal Circuit (Court of Appeals) issued a decision upholding the district court's partial final judgment against Elk in its design patent case. The decision held that the district court committed no reversible error in finding Elk's design patent unenforceable. On April 16, 1999, the Court of Appeals denied Elk's petition for a rehearing of the case.

         On July 15, 1999, Elk appealed by a petition for certiorari with the United States Supreme Court. GAF filed its opposition in August 1999. Elk expects a Supreme Court decision whether to hear its appeal before the end of fiscal 2000.

         While management can give no assurances regarding the ultimate outcome of the litigation, even if the outcome were to be adverse to Elk, it is not expected to have a material effect on the Registrant's consolidated results of operations, financial position or liquidity.

         Gibraltar Tort Litigation

         In December 1995 through August 1996, Chromium Corporation was sued in four separate tort lawsuits brought by the same attorneys on behalf of numerous plaintiffs who allege unspecified personal injuries and property damages associated with the former operation of a licensed hazardous waste treatment, storage and disposal facility in Smith County, Texas known as the Gibraltar facility. The four suits were brought against or expanded to include the current and former owners and operators of the facility, and more than fifty other defendants, including Chromium and several Fortune 500 companies, as generators of waste sent to the facility (as named in a particular lawsuit, "Generator Defendants").

         The plaintiffs non-suited or dismissed the Generator Defendants from two of the cases. In another case, Williams, et al. v. Akzo Nobel Chemicals, Inc., et al., the Smith County (Texas) District Court dismissed Chromium and certain other Generator Defendants, but the ruling dismissing these Generator Defendants was reversed on appeal.

         In June 1999, Chromium entered into a settlement agreement involving plaintiffs from the Williams case and Adams v. American Ecology Environmental Services Corporation, a related case pending in the Tarrant County (Texas) District Court since August 1996. Consummation of the settlement is pending. The settlement, which Chromium accrued in the fourth quarter of fiscal 1999, did not have a material adverse effect on the Registrant's consolidated results of operations, financial position, or liquidity. The facility owners and Chromium's insurers have declined or failed to accept Chromium's claims relating to defense and indemnity from the Gibraltar suits, and collection of these claims remains uncertain.

         Frontier Chemical Site

         In 1993, Chromium entered into an Administrative Order on Consent with the United States Environmental Protection Agency (USEPA) under which Chromium and other Potentially Responsible Parties (PRPs) agreed to perform Phase I response activities at the Frontier Chemical Royal Avenue Site (Site), a former state-permitted waste processing and management facility in New York and to reimburse USEPA for response costs incurred by USEPA at the Site. All of the Phase I work was concluded in 1994. Chromium was assessed a total of $109,250 of the $4 million cost estimate assessed to all Phase I PRPs. Chromium has not been and does not expect to be named as a PRP in any subsequent phases of cleanup.

         Chromium's final assessment in this matter net of all recoveries cannot be calculated until its PRP group determines which assessments are uncollectible, and certain proceedings to share in proceeds of a closure bond or to challenge USEPA cost reimbursement calculations are finally resolved. Management of the Registrant believes that future offsets or other adjustments to the original assessment will be relatively nominal, and that the final disposition of this matter will not have a material adverse effect on the Registrant's consolidated results of operations, financial position, or liquidity.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.

Executive Officers of the Registrant

         Certain information concerning the Registrant's executive officers is set forth below:


                                                                               Period             Age as of
                                                                               Served              Sept. 1,
          Name                          Title                                As Officer              1999
------------------------     --------------------------                      ----------        ---------------

Harold K. Work               Chairman of the Board,                          17 years                 66
                             Chief Executive Officer and
                             President of Elcor Corporation;
                             Chairman and Director of Elk
                             Corporation of Dallas, a subsidiary,
                             and Chairman and Director of its
                             subsidiaries

Richard J. Rosebery          Vice Chairman,                                  24 years                 64
                             Chief Financial and
                             Administrative Officer, and
                             Treasurer of Elcor Corporation;
                             Officer and Director of all subsidiaries
                             and Chairman and/or President of
                             certain subsidiaries

Leonard R. Harral            Vice President and Chief                         6 years                 47
                             Accounting Officer of
                             Elcor Corporation; Director of
                             one subsidiary

Raul G. Holguin              Vice President Information Systems               2 years                 42
                             of Elcor Corporation; President of
                             Cybershield, Inc., a subsidiary, and
                             its subsidiaries

David G. Sisler              Vice President, General Counsel and              4 years                 41
                             Secretary of Elcor Corporation; Officer
                             of all subsidiaries; Director of
                             one subsidiary

James J. Waibel              Vice President Administration                    6 years                 55
                             of Elcor Corporation

         All of the executive officers except Mr. Sisler have been employed by the Registrant or its subsidiaries in responsible management positions for more than the past five years. In July 1996, Mr. Rosebery and Mr. Work were appointed as Directors of the Registrant. On August 18, 1997, Mr. Work and Mr. Rosebery were each elected as Vice Chairmen. On August 26, 1997, Mr. Work was elected as Chairman of the Board, President and Chief Executive Officer of the Registrant following the death on August 22, 1997 of Mr. Roy E. Campbell, who previously held those positions. In June 1997, Mr. Holguin was elected as Vice President, Information Systems. Previously Mr. Holguin was Assistant Vice President, Information Systems.

         On August 14, 1995, Mr. Sisler was appointed by the Board of Directors as Vice President, General Counsel and Secretary of the Registrant. Mr. Sisler was employed by Central and South West Corporation from 1991 to 1995, most recently as a Senior Attorney. Mr. Sisler has practiced law for more than fifteen years and his responsibilities have included corporate, securities and other business legal matters in several industries.

         Officers are elected annually by the Board of Directors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. Registrant's common stock is also traded on the Boston, Midwest and Philadelphia Stock Exchanges. There were 964 holders of record and approximately 3,438 beneficial shareholders of the Registrant's common stock at September 7, 1999.

         The quarterly dividend declared per share and the high and low prices in dollars per share on Registrant's common stock for each quarter during fiscal year 1999 and fiscal year 1998, adjusted for a three-for-two stock split declared in June 1999, are set forth in the following tables:


Period                    Dividend   High     Low
------                    --------   ----     ---

Fiscal 1999

    First Quarter           $.047   $17.00   $12.88
    Second Quarter          $.047    21.92    13.13
    Third Quarter           $.047    25.50    19.92
    Fourth Quarter          $ .05    29.33    21.38

Fiscal 1998

    First Quarter           $ .04   $14.46   $12.33
    Second Quarter          $ .04    16.33    14.42
    Third Quarter           $ .04    18.29    13.67
    Fourth Quarter          $ .04    18.83    16.50

         After the completion of a previous stock repurchase program authorized in 1994, in September 1998, the Registrant's Board of Directors authorized the purchase of up to $10,000,000 of additional common shares from time to time on the open market to be used for general corporate purposes. As of June 30, 1999, 129,992 shares with cumulative cost of $1,771,000 had been repurchased under the new repurchase program. In June 1999, the regular quarterly cash dividend was increased to $.05 per common share (after giving effect to a stock split) and a three-for-two stock split payable in the form of a stock dividend was declared, to be distributed on August 11, 1999 to shareholders of record on July 15, 1999.

         The limitations affecting the future payment of dividends by Registrant imposed as a part of the Registrant's revolving credit agreement are discussed under the caption "Notes to Consolidated Financial Statements" under the heading "Long-Term Debt" on page 32 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

        The following selected consolidated financial data for each of the five years in the period ended June 30, 1999 have been derived from the audited consolidated financial statements of the Registrant included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.


FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA


($ In thousands, except per share data)                          Year Ended June 30,
                                           --------------------------------------------------------------
                                              1999         1998          1997       1996(2)       1995
                                           ----------   ----------   ----------   ----------   ----------

SALES                                      $  317,874   $  268,178   $  230,756   $  196,462   $  159,061
                                           ==========   ==========   ==========   ==========   ==========

INCOME:
  Before cumulative effect of
  accounting change                        $   25,283   $   18,324   $   12,276   $   10,676   $   10,076
  Cumulative effect of accounting
  change                                       (4,340)          --           --           --           --
                                           ----------   ----------   ----------   ----------   ----------

NET INCOME                                 $   20,943   $   18,324   $   12,276   $   10,676   $   10,076
                                           ==========   ==========   ==========   ==========   ==========

INCOME PER SHARE BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE -
BASIC(1)                                   $     1.29   $      .92   $      .62   $      .54   $      .51
                                           ==========   ==========   ==========   ==========   ==========

INCOME PER SHARE BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE -
DILUTED(1)                                 $     1.27   $      .90   $      .62   $      .53   $      .51
                                           ==========   ==========   ==========   ==========   ==========

NET INCOME PER SHARE - BASIC(1)            $     1.07   $      .92   $      .62   $      .54   $      .51
                                           ==========   ==========   ==========   ==========   ==========

NET INCOME PER SHARE - DILUTED(1)          $     1.05   $      .90   $      .62   $      .53   $      .51
                                           ==========   ==========   ==========   ==========   ==========

TOTAL ASSETS                               $  252,182   $  217,044   $  206,449   $  192,060   $  136,673
                                           ==========   ==========   ==========   ==========   ==========

LONG-TERM DEBT                             $   63,000   $   48,000   $   52,600   $   53,000   $   18,400
                                           ==========   ==========   ==========   ==========   ==========

SHAREHOLDERS' EQUITY                       $  137,251   $  125,956   $  111,986   $  102,130   $   93,156
                                           ==========   ==========   ==========   ==========   ==========

CASH DIVIDENDS PER SHARE(1)                $      .19   $      .16   $      .13   $      .11           --
                                           ==========   ==========   ==========   ==========   ==========



(1)      Adjusted for a three-for-two stock split declared in June 1999.

(2) 1996 results include $1,595 in pretax charges in connection with a provision for the adoption of SFAS No. 121 and a previous reduction in value of certain other assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

OPERATING SEGMENTS

         In accordance with the requirements of FASB SFAS No. 131, the company is segregated into two segments: Roofing Products and Industrial Products. The Roofing Products Group consists of the various operating subsidiaries of Elk Corporation of Dallas (collectively Elk). These companies manufacture and sell premium laminated fiberglass asphalt residential and accessory roofing products, together with nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. Elk accounted for 88% of consolidated sales in fiscal 1999.

         The Industrial Products Group is comprised of three diverse businesses:
(1) conductive coatings used in digital wireless cellular phones and in other electronic equipment; (2) remanufactured reciprocating engine components used in the railroad and marine transportation industries; and (3) technology licensing and consulting services for the natural gas processing industry. None of the three Industrial Products businesses individually accounted for 10% of consolidated sales, operating income or assets in fiscal 1999.

         Historically, the first two businesses in the Industrial Products Group were operated as separate divisions of Chromium Corporation. Effective July 1, 1999, Chromium's operations were segregated into separate companies. Reciprocating engine components will continue to do business as Chromium Corporation and conductive coatings will be operated as subsidiaries of Cybershield, Inc. The technology licensing and consulting services business will continue to be conducted as Ortloff Engineers, Ltd.

FISCAL 1999 COMPARED TO FISCAL 1998

         During the fiscal year ended June 30, 1999, income before the cumulative effect of a change in accounting principle increased 38% to $25,283,000 from $18,324,000 in fiscal 1998. Sales increased 19% compared to the prior fiscal year. The increases in sales and income before the accounting change were primarily the result of increased production, a record level of shipments of premium laminated fiberglass asphalt shingles, and accelerating demand for the company's Compushield(R) products used in digital wireless cellular phones. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which resulted in a $4,340,000 charge, net of tax, for the cumulative effect of this accounting change. This one-time cumulative charge reduced net income for fiscal 1999 to $20,943,000 compared to $18,324,000 in the prior fiscal year.

         Sales for the Roofing Products Group increased 22% in fiscal 1999 to $278,918,000 from $229,475,000 in fiscal 1998. Each of the company's three roofing plants recorded increased sales as a result of strong demand in most regions of the United States. Elk's shipments were aided by relatively mild weather during the winter months (which permitted increased roofing activity in Elk's seasonally slower period) together with sharply higher demand throughout the fiscal year in the residential roofing replacement market. Average selling prices were slightly higher in fiscal 1999 compared to fiscal 1998 and customer discounts were lower.

         Operating income for the Roofing Products Group increased 81% in fiscal 1999 to $45,061,000 from $24,885,000 in fiscal 1998. Each of the three roofing plants achieved significantly higher operating income in fiscal 1999 as compared to fiscal 1998 as a result of increased manufacturing output and a record level of shipments of premium laminated fiberglass asphalt shingles. Elk's nonwoven fiberglass roofing mat plant also contributed to improved results for the Roofing Products Group. However, a dryer on one production line was damaged by an explosion on September 15, 1998 and the damaged line was shut down or ran at curtailed line speeds for much of fiscal 1999. Due to the company's property damage and business interruption insurance policies, this explosion did not have a material effect on the company's results of operations, financial position or liquidity. As of June 1999, the plant was again running at line speeds equivalent to line speeds at the time of the explosion.

         The company currently anticipates continued strong demand for its premium laminated asphalt shingles and mat products in fiscal 2000. The company expects certain raw material costs, particularly asphalt and fiberglass, and shipping and warehousing costs to increase in fiscal year 2000. However, the company believes that anticipated increases in these costs can be offset by price increases on its products, improved manufacturing efficiencies, better raw material usage, and freight and warehousing strategies to maximize shipments.

         Sales for the Industrial Products Group increased 1% in fiscal 1999 to $38,816,000 from $38,586,000 in fiscal 1998. Operating income for this Group decreased to $3,566,000 in fiscal 1999 from $10,780,000 in fiscal 1998. During fiscal 1999, the company continued to benefit from strong demand for Compushield(R) conductive coatings and formed-in-place dispense gaskets used in digital wireless cellular phones and other electronic products. Improved sales and operating results for conductive coatings, however, were offset by lower sales and reduced income at Chromium's Reciprocating Engine Components Division and at Ortloff Engineers. The Reciprocating Engine Components Division experienced lower demand for remanufactured large diesel engine components used in the railroad and marine transportation industries, due primarily to further consolidation of the railroad industry and a reduction in maintenance requirements by some of its customers. Chromium is consolidating its operations to its Cleveland, Ohio facility. Estimated costs to relocate equipment and other consolidation items of $1,145,000 are expected to be incurred and expensed in the first half of fiscal 2000. Severance costs of $375,000 relating to terminating employees at its Lufkin, Texas facility were recorded in fiscal 1999. In the fourth quarter of fiscal 1999, Chromium also recorded a $250,000 pretax charge to settle some long-standing third party tort litigation.

         Ortloff's patent licensing and engineering consulting services to the petroleum industry were significantly lower in fiscal 1999 as a result of depressed oil prices during much of the fiscal year, causing many of its customers to temporarily reduce capital spending plans. Prospects for fiscal 2000 are improved due to a recovery of oil prices in the latter half of fiscal 1999.

         On January 11, 1999, a subsidiary of the company acquired YDK America, Inc. (renamed Cybershield of Georgia, Inc. in June 1999). Operations of this acquired company were included in fiscal 1999 operations subsequent to its acquisition, but were not material.

         Overall selling, general and administrative (SG&A) costs in fiscal 1999 increased 13.5% from fiscal 1998, primarily as a result of increased business activity. As a percentage of sales, SG&A costs in fiscal 1999 declined to 12.5% of sales from 13.0% in fiscal 1998.

         Interest expense in fiscal 1999 was $2,059,000 compared to $2,577,000 in fiscal 1998. In fiscal 1999, the company capitalized $595,000 in interest costs in connection with the construction of major projects, compared to $160,000 capitalized in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

         During the fiscal year ended June 30, 1998, sales increased 16% to $268,178,000 from the $230,756,000 reported in fiscal 1997. Net income in fiscal 1998 increased 49% to $18,324,000 from $12,276,000 in the prior fiscal year. Both the Roofing Products and Industrial Products Groups generated significant increases in sales. The Roofing Products Group reported better operating results in fiscal 1998 as compared to the prior fiscal year. However, the substantial increase in net income was primarily attributable to increased demand and dramatically improved operating results in each of the Industrial Products Group's principal operations.

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

         Operating income for the Roofing Products Group increased 18% in fiscal 1998 to $24,885,000 from $21,052,000 in fiscal 1997. Each of Elk's three roofing plants and its roofing mat operation were very profitable in fiscal 1998, although the Ennis, Texas roofing plant's operating results were lower in fiscal 1998 as a result of lower demand in the Southwestern region. The impact of high winds and heavy rainfall in much of the nation during the winter months increased the level of demand during the latter months of fiscal 1998.

         Sales for the Industrial Products Group increased 64% in fiscal 1998 to $38,586,000 from $23,542,000 in fiscal 1997. Operating income for this Group increased to $10,780,000 in fiscal 1998 from $3,498,000 in fiscal 1997. Each of the three principal operations in this business segment reported significantly higher sales and operating income in fiscal 1998. Cybershield continued to benefit from strong demand for its Compushield conductive coatings and dispense conductive gasketing used in digital wireless cellular phones and in other electronic equipment. Chromium also experienced higher sales and significantly improved margins in plating certain proprietary finishes for large diesel engine components during fiscal 1998. Further, Ortloff Engineers' revenues from its technology licensing and consulting services for the natural gas processing industry about doubled in fiscal 1998 as compared to fiscal 1997. This resulted in a tripling of operating income for this business activity in fiscal 1998.

         SG&A costs in fiscal 1998 increased 12.9% from fiscal 1997 primarily as a result of increased business activity. As a percentage of sales, SG&A costs declined to 13.0% of sales in fiscal 1998 from 13.4% of sales in fiscal 1997.

         Interest expense in fiscal 1998 was $2,577,000 compared to $1,136,000 in fiscal 1997. In fiscal 1997, $1,784,000 of interest was capitalized in connection with the company's major facilities expansion program. In fiscal 1998, the company capitalized $160,000 in interest costs in connection with its existing plant expansion program.

LIQUIDITY AND CAPITAL RESOURCES

         The company generated cash flows from operating activities of $23,391,000 in fiscal 1999, despite a $12,079,000 increase in working capital. The increase in working capital was primarily the result of higher trade receivables and a receivable from an insurance company relating to an explosion at the company's nonwoven fiberglass roofing mat plant. Trade receivables increased primarily as a result of higher sales activities, especially during the last two months of fiscal 1999 (the period to which most outstanding trade receivables apply), when the company achieved a 28% year to year increase. At June 30, 1999, deferred payment term receivables from promotional programs to certain customers were $3,468,000 compared to $6,299,000 at June 30, 1998. Deferred receivables outstanding at June 30, 1999, are primarily due during the first four months of fiscal 2000. The increase in receivables was partially offset by lower inventories and higher current liabilities. The current ratio was 3.3 to 1 at June 30, 1999 and 3.5 to 1 at June 30, 1998. Historically, working capital requirements and associated borrowings fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and borrowings are higher in the spring and summer, and lower in the fall and winter.

         The company used $29,797,000 for net investing activities in fiscal 1999. The majority of investing expenditures were for additions to property, plant and equipment. Capital expenditures totaling approximately $5,500,000 in fiscal 1999 relate to replacement of equipment at the Ennis, Texas mat plant damaged by an explosion. Most of the expenditures incurred to replace damaged equipment are expected to be covered by the company's property damage insurance policy. The majority of other fiscal 1999 capital expenditures are a continuation of productivity, capacity and cost improvement projects at its existing roofing and conductive coatings facilities, capital costs associated with developing new computer systems and expenditures relating to a fourth major laminated shingle plant. In January 1999 a subsidiary of the company acquired YDK America, Inc. for approximately $5,588,000 to expand capacity for its conductive coatings business. The company expects to invest about $137,000,000 over a three-year period beginning in fiscal 2000 to expand capacity and improve productivity at existing plants, to install production facilities for new products, to build a new roofing plant, and to increase capacity for Cybershield's conductive coatings business.

         Cash flows provided by financing activities were $5,352,000 during fiscal 1999, primarily resulting from a $15,000,000 increase in long-term debt, offset by dividend payments and purchases of treasury shares. Long-term debt represented 31% of the $200,251,000 of invested capital (long-term debt plus shareholders' equity) at June 30, 1999. At June 30, 1999,

$34,860,000 was available under the company's $100,000,000 unsecured revolving line of credit. During fiscal 1999, the company purchased 429,900 shares of its common shares on the open market under SEC Rule 10b-18 at a total cost of $6,305,000 and completed the $10,000,000 stock repurchase program authorized by the Board of Directors in September 1994. On September 28, 1998, the Board of Directors authorized an additional $10,000,000 stock repurchase program.

         In June 1999, the Board of Directors increased the regular quarterly cash dividend to five cents per common share (after giving effect to a stock split) and declared a three-for-two stock split payable in the form of a stock dividend distributed on August 11, 1999 to shareholders of record on July 15, 1999.

         The company is planning to increase its unsecured revolving credit facility from $100,000,000 to $125,000,000 in fiscal 2000 to support its capital expansion program. Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 2000 and beyond to fund its planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

NEW ACCOUNTING STANDARDS

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards of reporting of comprehensive income and its components in the consolidated financial statements. The company adopted SFAS No. 130 in fiscal 1999. The adoption of SFAS No. 130 had no effect on the consolidated financial statements as the company has no items that are required to be included as components of comprehensive income.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to disclose, among other things, certain interim and annual financial information about the enterprise using a new management approach. The management approach requires segment information to be reported based on how management evaluates the operating performance of its business units or segments. The company adopted SFAS No. 131 in fiscal 1999, but this adoption did not change the company's reportable segments.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." The company has no significant pension or post retirement benefit plans affected by this statement.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." At June 30, 1999, the company has entered into no significant derivative instruments or hedging activities, although the company regularly reviews the potential benefits of interest rate swap arrangements and may enter into derivative instruments from time to time in the future.

YEAR 2000 ISSUE

         The company is currently developing a new information system for most of its critical financial, distribution and manufacturing applications. The system is scheduled for completion and implementation before December 31, 1999 at an estimated total cost of about $11,000,000. While the primary purpose of this new information system is to modernize and improve the company's operations, it is also expected to resolve the Year 2000 issues in these critical computer systems. Costs to develop this new information system are being capitalized. Other costs relating to Year 2000 readiness are being expensed as incurred. As of June 30, 1999, the company's expenditures for its new information system have been $9,032,000, and its expenditures for its Year 2000 readiness projects have been less than $300,000. At this time, other than the cost of developing and implementing its new information system, the company does not believe that the costs of addressing the Year 2000 issue will be material. The company does not believe that other critical information systems work has been deferred due to its Year 2000 efforts.

         Using teams of employees and consultants, the company has completed its review and testing of other computer applications and systems not included in the scope of the new information system, including embedded technology, for Year 2000 readiness. The company expects to have completed any required remediation before January 1, 2000. The company has developed contingency plans for its critical information system which primarily consist of making its existing information system Year 2000 compliant in the event the new system is not completed by its scheduled date. The company has completed and tested its remedial programming for its existing computer system and believes this system to be Year 2000 compliant.

         The company has made inquiries of key suppliers and other third parties with whom it has significant business relationships to assess their state of readiness in addressing Year 2000 issues that could adversely impact the company. The company has requested a written response from those third parties that they will be Year 2000 compliant by the end of calendar 1999. The company has no means of ensuring that its business partners will be fully Year 2000 compliant. Contingency plans for what the company determines to be the most reasonably and likely worst case scenario are being developed. Disruptions of financial markets or computer system failure at government agencies, financial institutions, utilities and others on which the company is dependent could adversely affect the company. The effects of a potential disruption at these entities cannot be determined at this time.

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

FORWARD-LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis of the results of operations and financial condition and other sections of this Form 10-K contain "forward-looking statements" about its prospects for the future. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to the following:

         1. The company's roofing products business is substantially non-cyclical, but can be affected by weather and the availability of financing and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the company's products, lower prices received or reduced utilization of plant facilities. Further, changes in building codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

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

         3. During fiscal 1997, the company completed the construction of a plant at the company's Ennis, Texas facility to manufacture nonwoven fiberglass roofing mats and other mats for a variety of industrial uses. The company also expects to make about $137 million in new investments to expand capacity and improve productivity at existing plants and to build new plants over a three year period beginning in fiscal 2000. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new plant facilities. If such progress is slower than anticipated, if substantial cost overruns occur in building new plants, or if demand for products produced at new plants does not meet current expectations, operating results could be adversely affected.

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

         7. Although the company currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds and borrowings under its unsecured revolving credit facilities, significant increases in interest rates could substantially affect its borrowing costs under its existing loan facility, or its cost of alternative sources of capital.

         8. Each of the company's businesses, especially Cybershield's conductive coatings business, is subject to the risks of technological changes that could affect the demand for or the relative cost of the company's products and services, or the method and profitability of the method of distribution or delivery of such products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The Registrant's exposure to market risk from changes in foreign currency risk is not material. The Registrant's outstanding debt has a variable interest rate. Changes in market rates effect interest paid by the Registrant. The Registrant has not entered into any significant derivative instruments or hedging activities, although the Registrant regularly reviews the potential benefits of interest rate swap arrangements and may enter into derivative instruments from time to time in the future.

Item 8. Financial Statements and Supplemental Data

         Index to Financial Statements and Financial Statement Schedule


Financial Statements:                                                             Page

Independent Auditors' Report                                                       23
Consolidated Balance Sheet at June 30, 1999 and 1998                               24
Consolidated Statement of Operations for the years ended
  June 30, 1999, 1998, and 1997                                                    25
Consolidated Statement of Cash Flows for the years ended
  June 30, 1999, 1998, and 1997                                                    26
Consolidated Statement of Shareholders' Equity for the years
  ended June 30, 1999, 1998, and 1997                                              27
Notes to Consolidated Financial Statements                                         31

Financial Statement Schedule:

Independent Auditors' Report                                                       41
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves          42

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors,
Elcor Corporation

         We have audited the accompanying consolidated balance sheets of Elcor Corporation (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years then ended June 30, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcor Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years then ended June 30, 1999, in conformity with generally accepted accounting principles.



                                                   /s/ Arthur Andersen LLP
                                                   -----------------------------
                                                       Arthur Andersen LLP




Dallas, Texas
   August 16, 1999

CONSOLIDATED BALANCE SHEET

($ In thousands)                                                           June 30,
                                                                 ----------------------------
ASSETS                                                               1999            1998
                                                                 ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                    $      4,186    $      5,240
    Trade receivables, less allowance of $967 and $580                 72,866          56,450
    Inventories                                                        25,770          28,822
    Prepaid expenses, insurance receivable and other                    8,352           1,789
    Deferred income taxes                                               2,111           2,228
                                                                 ------------    ------------
    Total current assets                                              113,285          94,529
                                                                 ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
    Land                                                                2,789           2,194
    Buildings                                                          42,775          35,835
    Machinery and equipment                                           147,923         149,369
    Construction in progress                                           19,217           6,735
                                                                 ------------    ------------
                                                                      212,704         194,133
    Less - Accumulated depreciation                                   (76,984)        (73,401)
                                                                 ------------    ------------
    Property, plant and equipment, net                                135,720         120,732
                                                                 ------------    ------------

OTHER ASSETS                                                            3,177           1,783
                                                                 ------------    ------------
                                                                 $    252,182    $    217,044
                                                                 ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable                                             $     18,067    $     14,579
    Accrued liabilities                                                15,817          12,628
                                                                 ------------    ------------
    Total current liabilities                                          33,884          27,207
                                                                 ------------    ------------

LONG-TERM DEBT                                                         63,000          48,000
                                                                 ------------    ------------

DEFERRED INCOME TAXES                                                  18,047          15,881
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES  (See Note)

SHAREHOLDERS' EQUITY
    Common stock ($1 par, 19,988,354 shares issued)                    19,988          19,988
    Paid-in capital                                                    59,586          61,200
    Retained earnings                                                  64,632          47,394
                                                                 ------------    ------------
                                                                      144,206         128,582
    Less - Treasury stock (465,149 and 150,635 shares at cost)         (6,955)         (2,626)
                                                                 ------------    ------------
    Total shareholders' equity                                        137,251         125,956
                                                                 ------------    ------------
                                                                 $    252,182    $    217,044
                                                                 ============    ============


================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF OPERATIONS

($ In thousands, except per share data)                                Year Ended June 30,
                                                                -----------------------------------
                                                                   1999         1998         1997
                                                                ---------    ---------    ---------

SALES                                                           $ 317,874    $ 268,178    $ 230,756
                                                                ---------    ---------    ---------

COSTS AND EXPENSES

    Cost of goods sold                                            236,670      202,627      179,381
    Selling, general and administrative                            39,699       34,962       30,969
                                                                ---------    ---------    ---------
INCOME FROM OPERATIONS                                             41,505       30,589       20,406
                                                                ---------    ---------    ---------

OTHER INCOME (EXPENSE)

    Interest expense                                               (2,059)      (2,577)      (1,136)
    Other income                                                       84          446          215
                                                                ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                         39,530       28,458       19,485

    Provision for income taxes                                     14,247       10,134        7,209
                                                                ---------    ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                               25,283       18,324       12,276

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                (4,340)          --           --
                                                                ---------    ---------    ---------

NET INCOME                                                      $  20,943    $  18,324    $  12,276
                                                                =========    =========    =========

INCOME PER COMMON SHARE-BASIC:
   Before cumulative effect of change in accounting principle   $    1.29    $     .92    $     .62
   Cumulative effect of change in accounting principle               (.22)          --           --
                                                                ---------    ---------    ---------
   Net income per share                                         $    1.07    $     .92    $     .62
                                                                =========    =========    =========

INCOME PER COMMON SHARE-DILUTED:
   Before cumulative effect of change in accounting principle   $    1.27    $     .90    $     .62
   Cumulative effect of change in accounting principle               (.22)          --           --
                                                                ---------    ---------    ---------
   Net income per share                                         $    1.05    $     .90    $     .62
                                                                =========    =========    =========


================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

($ In thousands)                                                          Year Ended June 30,
                                                                 --------------------------------------
                                                                    1999          1998          1997
                                                                 ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                       $   20,943    $   18,324    $   12,276
Adjustments to reconcile net income to net cash from
operating activities:
    Depreciation and amortization                                     9,285        11,056         8,664
    Cumulative effect of accounting change                            4,340            --            --
    Deferred income taxes                                             2,283         3,010         5,042
    Changes in assets and liabilities:
        Trade receivables                                           (15,420)      (13,272)         (696)
        Inventories                                                   3,375         3,384        (5,527)
        Prepaid expenses, insurance receivable and other             (6,552)        1,783        (1,616)
        Accounts payable                                              2,421        (1,320)          396
        Accrued liabilities                                           2,716           242          (705)
                                                                 ----------    ----------    ----------
    Net cash provided by operating activities                        23,391        23,207        17,834
                                                                 ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                          (30,048)      (14,288)      (15,896)
Insurance proceeds from involuntary conversion                        5,687            --            --
Acquisition of business, net of cash                                 (5,588)           --            --
Other, net                                                              152         1,674           739
                                                                 ----------    ----------    ----------
    Net cash used for investing activities                          (29,797)      (12,614)      (15,157)
                                                                 ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt borrowings (repayments)                               15,000        (4,600)         (400)
Dividends paid on common stock                                       (3,705)       (3,175)       (2,462)
Treasury stock transactions and exercises of stock options,
net                                                                  (5,943)       (1,179)           42
                                                                 ----------    ----------    ----------
    Net cash provided by (used for) financing activities              5,352        (8,954)       (2,820)
                                                                 ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,054)        1,639          (143)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        5,240         3,601         3,744
                                                                 ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    4,186    $    5,240    $    3,601
                                                                 ==========    ==========    ==========



================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

($ In thousands, except per share data)
                                                                                           Total
                                        Common     Paid-in      Retained     Treasury   Shareholders'
                                        Stock      Capital      Earnings       Stock       Equity
                                      ----------  ----------   ----------   ----------   ----------

BALANCE, June 30, 1996                $   19,805  $   60,552   $   22,431   $     (658)  $  102,130

Net income                                    --          --       12,276           --       12,276
Treasury stock purchases                      --          --           --         (831)        (831)
Exercises of stock options, net               27        (220)          --        1,066          873
Dividends, $.13 per share                     --          --       (2,462)          --       (2,462)
                                      ----------  ----------   ----------   ----------   ----------

BALANCE, June 30, 1997                    19,832      60,332       32,245         (423)     111,986

Net income                                    --          --       18,324           --       18,324
Treasury stock purchases                      --          --           --       (3,195)      (3,195)
Exercises of stock options, net              156         868           --          992        2,016
Dividends, $.16 per share                     --          --       (3,175)          --       (3,175)
                                      ----------  ----------   ----------   ----------   ----------

BALANCE, June 30, 1998                    19,988      61,200       47,394       (2,626)     125,956

Net income                                    --          --       20,943           --       20,943
Treasury stock purchases                      --          --           --       (6,305)      (6,305)
Exercises of stock options, net               --      (1,614)          --        1,976          362
Dividends, $.19 per share                     --          --       (3,705)          --       (3,705)
                                      ----------  ----------   ----------   ----------   ----------

BALANCE, June 30, 1999                $   19,988  $   59,586   $   64,632   $   (6,955)  $  137,251
                                      ==========  ==========   ==========   ==========   ==========


================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Elcor Corporation (the company), through subsidiaries, is engaged in two lines of business: Roofing Products and Industrial Products. The Roofing Products segment, which accounts for 88% of consolidated sales, manufactures and sells premium laminated fiberglass asphalt residential shingles and accessory roofing products, together with nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. The Industrial Products group of companies, none of which individually accounted for 10% of consolidated sales, operating income or assets in fiscal 1999, is engaged in the shielding of plastic enclosures used in digital wireless cellular phones and other electronic products from electromagnetic and radio frequency interference, the plating of proprietary finishes for large diesel engine cylinder liners and pistons, and engineering consulting services and licensing of patented technologies for the cryogenic processing of natural gas and refinery gas and sulfur recovery processes for the petroleum industry.


PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the company and all subsidiaries after elimination of significant intercompany balances and transactions. Service revenues and related expenses are not disaggregated in the Consolidated Statement of Operations due to immateriality. Appropriate references to number of shares and earnings per share information has been adjusted as a result of a three-for-two stock split declared in June 1999.


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


CONCENTRATION OF CREDIT RISK

         The majority of the company's sales are in the Roofing Products segment and its primary customers are building materials distributors. For the past several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by emerging larger national building products distributors. The company performs ongoing credit evaluations and maintains reserves for potential credit losses. One customer accounted for 18%, 16% and 14% of consolidated sales in fiscal years 1999, 1998 and 1997, respectively.

REVENUE RECOGNITION

         Revenue is recognized at the time products are shipped to the customer or at the time services are rendered.

INVENTORIES

         Inventories are stated at the lower of cost (including direct materials, labor, and applicable overhead) or market, using the first-in, first-out (FIFO) method. Inventories were comprised of:


                                                 (In thousands)
                                                    June 30,
                                           ---------------------------
                                               1999           1998
                                           ------------   ------------
Raw materials                              $     10,213   $      7,827
Work-in-process                                     180            446
Finished goods                                   15,377         20,549
                                           ------------   ------------
                                           $     25,770   $     28,822
                                           ============   ============

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
         Office furniture and equipment      5 - 12 years

         The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1999, 1998 and 1997, $595,000, $160,000 and $1,784,000 of interest cost was capitalized, respectively.

OTHER ASSETS

         Included in other assets in the Consolidated Balance Sheet is the excess of cost over the fair value of net assets (or goodwill) of an acquired company. Goodwill totaling $892,000 is amortized on a straight-line basis over 20 years.

LONG-LIVED ASSETS

         The company assesses long-lived assets for impairment under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The carrying amount of long-lived assets, including goodwill, is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the long-lived assets over the remaining amortization period, the carrying amount of the long-lived assets is reduced by the estimated shortfall of cash flows.


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

SUPPLEMENTAL CASH FLOWS

         The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental cash flow amounts were as follows:


                                                     (In thousands)
                                                        June 30,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Interest paid                              $    2,270   $    2,803   $    2,951
Income taxes paid                          $    9,344   $    4,780   $    3,115

ACCOUNTING CHANGE

         In April 1998, the Accounting Standards Executive Committee (AcSec) of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," requiring, among other things, companies to expense on a current basis previously capitalized start-up costs. The company adopted this Statement of Position in fiscal 1999, which resulted in a $4,340,000 charge, net of tax, and is reported as a cumulative effect of change in accounting principle on the Consolidated Statement of Operations.

NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards of reporting of comprehensive income and its components in the consolidated financial statements. The company adopted SFAS No. 130 in fiscal 1999. The adoption of SFAS No. 130 had no effect on the consolidated financial statements as the company has no items that are required to be reported as components of comprehensive income.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to disclose, among other things, certain interim and annual financial information about the enterprise using a new management approach. The management approach requires segment information to be reported based on how management evaluates the operating performance of its business units or segments. The company adopted SFAS No. 131 in fiscal 1999, but this adoption did not change the company's reportable segments.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." The company has no significant pension or post retirement benefit plans affected by this statement.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." At June 30, 1999, the company had entered into no significant derivative instruments or hedging activities, although the company regularly reviews the potential benefits of interest rate swap arrangements and may enter into derivative instruments from time to time in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

         Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year, adjusted for a three-for-two stock split declared in June 1999. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:


                                                                            (In thousands, except per share data)
                                                                             1999           1998           1997
                                                                         ------------   ------------   ------------

Net income                                                               $     20,943   $     18,324   $     12,276
                                                                         ============   ============   ============

Denominator for basic earnings per share-weighted average
shares outstanding                                                             19,546         19,867         19,762

Effect of dilutive securities:
  Employee stock options                                                          418            402            197
                                                                         ------------   ------------   ------------

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed issuance of shares purchased under
the incentive stock option plan using the treasury stock method                19,964         20,269         19,959
                                                                         ============   ============   ============

Basic earnings per share                                                 $       1.07   $        .92   $        .62
                                                                         ============   ============   ============

Diluted earnings per share                                               $       1.05   $        .90   $        .62
                                                                         ============   ============   ============

LONG-TERM DEBT

         The company maintains an unsecured revolving credit facility (Facility) of $100,000,000 of primary credit, including up to a maximum of $5,000,000 in letters of credit, through December 15, 2002. At June 30, 1999, letters of credit totaling $2,140,000 were outstanding.

         Borrowings under the Facility bear interest at (1) the higher of the federal funds rate plus .5% or the lender's prime rate, or (2) at the company's option, LIBOR, in each case plus specified basis points based on the ratio of the company's total indebtedness to total capital. The Facility also provides for a commitment fee on the average unused portion of the line and is also based on the ratio of the company's total indebtedness to total capital. Based on financial ratios at June 30, 1999, the LIBOR borrowing rate was LIBOR plus .5% and the commitment fee was .175% of the average unused portion of the line. The average interest rate paid on indebtedness in fiscal 1999 was 6.1%.

         The loan agreement, among other things, limits the sale or pledging of assets of subsidiaries involved in manufacturing asphalt roofing products, and requires maintenance of specified current ratios, capitalization ratios and cash flow levels. Dividend payments and stock repurchases are limited to certain specified levels. At June 30, 1999, total cumulative dividend payments and stock repurchased since July 1, 1993 were subject to a $40,095,000 limitation. Actual expenditures for these items as of June 30, 1999 have been $23,214,000.

SHAREHOLDERS' EQUITY

         Authorized common stock, par value $1.00, is 100,000,000 shares, of which 19,988,354 shares were issued at June 30, 1999. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.

         In June 1999, the Board of Directors declared a three-for-two stock split payable in the form of a stock dividend which was distributed on August 11, 1999 to shareholders of record on July 15, 1999. An amount equal to the par value of the common shares issued in connection with the split was transferred from paid-in capital to the common stock account. Appropriate references to number of shares and to per share information in the Consolidated Financial Statements have been adjusted to reflect the stock split on a retroactive basis.

SHAREHOLDER RIGHTS PLAN

         On May 26, 1998, the company's Board of Directors adopted a new Shareholder Rights Plan which took effect when the existing rights plan expired on July 8, 1998. Under the new plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of the company held by the shareholders of record as of the close of business on July 8, 1998. Until the occurrence of certain events, the rights are represented by and traded in tandem with common stock. Each right will separate and entitle shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Related Person) acquire beneficial ownership of 15% or more of the company's common stock other than certain bona fide institutional investors to whom a 20% threshold applies, all rights not held by the Related Person become rights to purchase one one-hundredth of a share of preferred stock for $110 or $110 of Elcor common stock at a 50% discount. If after such an event the company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip over" right to buy discounted stock in a surviving entity.

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

Information relating to options is as follows:


                                                                                                                     Weighted
                                                              Number                Option Price                  Average Option
                                                             of Shares             Range per Share                Price per Share
                                                           -------------        --------------------             -----------------

Outstanding at June 30, 1996                                     766,755        $ 3.11   -    $10.73                  $ 6.93
  Granted                                                        228,938        $ 7.55   -    $ 8.45                  $ 8.30
  Cancelled                                                       (5,967)       $ 3.89   -    $10.73                  $ 8.24
  Exercised                                                     (110,460)       $ 3.11   -    $ 8.83                  $ 3.81
                                                           -------------
Outstanding at June 30, 1997                                     879,266        $ 3.11   -    $10.73                  $ 7.67
  Granted                                                        224,767        $13.33   -    $18.42                  $14.91
  Cancelled                                                       (3,957)       $ 5.39   -    $10.73                  $ 6.51
  Exercised                                                     (224,784)       $ 3.11   -    $13.33                  $ 6.92
                                                           -------------
Outstanding at June 30, 1998                                     875,292        $ 3.11   -    $18.42                  $ 9.72
  Granted                                                        194,295        $14.67   -    $23.17                  $17.52
  Cancelled                                                      (11,910)       $ 3.11   -    $18.42                  $12.07
  Exercised                                                     (125,602)       $ 3.11   -    $14.67                  $ 5.74
                                                           -------------
Outstanding at June 30, 1999                                     932,075        $ 3.89   -    $23.17                  $11.85
                                                           =============


The following table summarizes information about options outstanding at June 30, 1999:



                                                Options Outstanding                               Options Exercisable
                             ----------------------------------------------------------     ----------------------------------
                                                             Weighted-Average
                                  Number         --------------------------------------        Number            Weighted
Range of Exercise             Outstanding at         Remaining               Exercise       Exercisable at        Average
    Prices                       6/30/99         Contractual Life             Price             6/30/99        Exercise Price
-----------------            ---------------     ------------------       -------------     ---------------    ---------------



$ 3.89 - $ 9.99                 453,334              5.09 yrs.               $ 8.14               244,937           $ 7.48
$10.00 - $14.99                 252,856              7.44 yrs.               $13.06                55,633           $10.72
$15.00 - $23.17                 225,885              8.84 yrs.               $17.95                54,000           $17.81

         At June 30, 1999, 1998 and 1997, 354,570, 314,720 and 327,347 shares were exercisable, respectively. A total of 1,907,003, 375,096 and 595,907 shares were reserved for future grants at June 30, 1999, 1998 and 1997, respectively.

         Beginning in fiscal 1997, the company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with respect to the company's stock option plan. Pro forma information regarding net income and income per share set forth below has been determined as if the company had accounted for its stock options under the fair value methodology prescribed by SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1999, 1998 and 1997; dividend yields of 1.1%, 1.1% and 1.5%; risk-free interest rates of 4.6%, 6.2% and 6.5%; expected market price volatility of .416, .413 and .429; and expected lives of options of 8.9, 8.5 and 6.9 years. Based on this model, the weighted average fair value of stock options granted in fiscal 1999, 1998 and 1997 was $8.72, $7.75 and $3.85, respectively.

                                                          (In thousands,
                                                       except per share data)
                                             ------------------------------------------
                                                 1999           1998            1997
                                             ------------   ------------   ------------

Net income, as reported                      $     20,943   $     18,324   $     12,276
Net income, pro forma                        $     20,292   $     17,651   $     11,945
Income per share - basic, as reported        $       1.07   $        .92   $        .62
Income per share - basic, pro forma          $       1.04   $        .89   $        .61
Income per share - diluted, as reported      $       1.05   $        .90   $        .62
Income per share - diluted, pro forma        $       1.02   $        .87   $        .60

         The pro forma amounts presented above may not be representative of the effects on reported net income for future years.

         The company's Employee Stock Ownership Plan (ESOP) became effective January 1, 1981. Under the plan, the company contributes a percentage of each participant's annual compensation into a trust, either as treasury stock contributions or cash, which is then used to purchase Elcor common stock. Employees vest 20% after three years of employment and 20% per year thereafter, with the stock distributed at retirement, death, disability, or as authorized by the Plan Administrative Committee. Effective January 1, 1990, the company established an Employee Savings Plan under Internal Revenue Code section 401(k). Under the 401(k) Plan, the company contributes a percentage of each participant's annual compensation into a Plan to be invested among various defined alternatives at the participants' direction. Vesting of company contributions is in accordance with the same schedule as that of the ESOP. All full-time employees, except those covered by plans established through collective bargaining, are eligible for participation in the above plans after meeting minimum service requirements.

         The Board of Directors authorized total contributions of 5.0% including forfeitures in fiscal 1999, 5.0% in fiscal 1998 and 4.6% in fiscal 1997, of each participant's annual compensation, as defined, split equally between the ESOP and 401(k) Plans. In addition, on January 1, 1998, the company began contributing an additional $.50 for every $1.00 of employee contributions into the 401(k) Plan limited to a maximum matching of 2% of an employee's compensation. Total contributions charged to expense for these plans were $2,123,000, $1,722,000 and $1,245,000, in 1999, 1998 and 1997, respectively.

         The company has a Stock/Loan Plan which allows certain key employees to borrow an amount, based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the company's common stock. Under the Stock/Loan Plan, the loans, which are unsecured, and any accrued interest are forgiven and amortized as compensation over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 1999 and 1998 totaling $1,436,700 and $1,074,000, respectively, are included in other assets.

COMMITMENTS AND CONTINGENCIES

         The company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2004. Total rental expense was $1,618,000 in 1999, $1,505,000 in 1998 and $1,295,000 in 1997. At June 30, 1999, future minimum rental commitments under noncancellable operating leases, payable over the remaining lives of the leases, are:


                                          (In thousands)
                                          Minimum Rental
            Fiscal Year                    Commitments
            -----------                   --------------

                2000                        $   1,489
                2001                            1,148
                2002                              948
                2003                              907
                2004                              645
             Thereafter                            --
                                            ---------
               Total                        $   5,137
                                            =========

         The company's subsidiaries provide certain warranties for their products which are generally limited to being free from defect in materials or workmanship affecting performance or meeting specified manufacturing and material specifications. During 1999, 1998 and 1997, the company recorded to expense $2,334,000, $1,681,000 and $1,566,000, respectively, in warranty claim settlements and reserves.

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

         GAF seeks a declaratory judgment that the Elk patents are not infringed and are either invalid or unenforceable. GAF has also asserted claims for unfair competition, Lanham Act violations based on alleged false advertising, and common law fraud, generally praying for damages of not less than $25 million including actual and punitive damages, plus interest, costs, and reasonable attorney fees. Elk disputes GAF's claims, and management intends vigorously to defend them and to enforce its intellectual property rights. In April 1998, the District Court for the Northern District of Texas entered a partial final judgment in the design patent case based on an inequitable conduct ruling and certified the case for appeal. On February 11, 1999, the United States Court of Appeals for the Federal Circuit (Court of Appeals) issued a decision upholding the district court's partial final judgment against Elk in its design patent case. The decision held that the district court committed no reversible error in finding Elk's design patent unenforceable. On April 16, 1999, the Court of Appeals denied Elk's petition for a rehearing of the case.

         On July 15, 1999, Elk appealed by a petition for certiorari with the United States Supreme Court. GAF filed its opposition in August 1999. Elk expects a Supreme Court decision whether to hear its appeal before the end of fiscal 2000.

         While management can give no assurances regarding the ultimate outcome of the litigation, even if the outcome were to be adverse to Elk, it is not expected to have a material effect on the Registrant's financial position or liquidity.

         The company and its subsidiaries are involved in other legal actions and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

         The company is self-insured for its products and completed operations liability exposure because the cost of insurance for such risks is believed to be excessive for the coverage to be provided. Reserves for estimated potential losses of this type have been established.

         The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's industrial products operations utilize hazardous materials in their production processes. As a result, the company incurs costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such remediation activities.

INVOLUNTARY CONVERSION

         On September 15, 1998, the company experienced an explosion at its fiberglass roofing mat plant in Ennis, Texas. The explosion significantly damaged a drying oven and caused less extensive damage to the remainder of the mat manufacturing line. At the time of the explosion, the damaged mat line supplied all of the company's internal fiberglass roofing mat needs. In addition, roofing mat from the damaged line was being sold to other asphalt roofing products manufacturers. There was no damage to a separate mat line that runs in parallel to the damaged line, nor was there any damage to the company's Ennis, Texas shingle manufacturing plant.

There were no injuries from the explosion. The damaged line was restored to partial operation in December 1998. By March 1999, the damaged section had been replaced. In June 1999, the line was operating at line speeds equivalent to line speeds at the time of the explosion.

         The company carries both property damage and business interruption insurance. The $100,000 deductible portion of the loss was recorded during the quarter ended September 30, 1998. The company has submitted claims totaling $17,492,000. As of June 30, 1999, the company had received insurance advances of $9,687,000. Claimed but unpaid amounts are under review by the insurance company. Operating income from the lost sales portion of the business interruption claim have been accounted for as a contingent receivable, and accordingly have not been recorded to income as of June 30, 1999, pending settlement with the insurance company. Assets with net book value of $3,990,000 were destroyed in the explosion and were insured for replacement value. When the insurance claim is settled, any difference between insurance proceeds received and net book value of destroyed assets, if any, will be recorded as a nonrecurring gain.

ACQUISITION AND CONSOLIDATION

         On January 11, 1999, a newly formed wholly owned subsidiary of the company purchased all of the outstanding shares of YDK America, Inc., a leading supplier to the computer industry of electronic plastic enclosures and components having electroless conductive coatings. The total purchase price was $5,588,000, net of cash acquired, which was financed through borrowings under Elcor's revolving credit agreement. The purchase price exceeded the fair value of net tangible assets acquired by $892,000, which was recorded as goodwill. The acquisition was accounted for using the purchase method of accounting, and the operating results have been included in the company's consolidated financial statements since the date of acquisition. The acquisition did not have a material impact on operating results in fiscal 1999.

         In the fourth quarter of fiscal 1999, management approved a consolidation plan for Chromium Corporation's reciprocating engine components business. All operations for this business activity at Chromium's Lufkin, Texas facility will be transferred to its Cleveland, Ohio plant. Costs to relocate equipment and other consolidation items with an estimated cost of $1,145,000 are expected to be incurred and recorded to expense in the first half of fiscal 2000. In the fourth quarter of fiscal 1999 the company recorded a pretax charge of $375,000 in severance benefits for 64 employees who will not be transferred.

         Subsequent to the completion of this business consolidation, the Lufkin, Texas facility will be used exclusively for conductive coatings operations.

ACCRUED LIABILITIES

Accrued liabilities consist of the following:


                                                  (In thousands)
                                                     June 30,
                                           ---------------------------
                                               1999           1998
                                           ------------   ------------

Product warranty reserves                  $      1,976   $      1,699
Self-insurance reserves                           1,208            919
Compensation and employee benefits                4,666          4,303
All other                                         7,967          5,707
                                           ------------   ------------
                                           $     15,817   $     12,628
                                           ============   ============

INCOME TAXES

         The company's effective tax rate was 36.0% in 1999, 35.6% in 1998 and 37.0% in 1997. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:


                                                          1999         1998          1997
                                                       ---------    ---------     ---------

Federal statutory tax rate                                  35.0%        35.0%         35.0%
Change in tax rate resulting from:
  State income taxes, net of federal tax effect               .7%          .9%          1.6%
  Miscellaneous items                                         .3%         (.3%)          .4%
                                                       ---------    ---------     ---------
                                                            36.0%        35.6%         37.0%
                                                       =========    =========     =========


Components of the income tax provisions consist of the following:


                                                                  (In thousands)
                                                            1999         1998          1997
                                                       ---------    ---------     ---------

Federal:
  Current                                              $   9,169    $   6,722     $   1,709
  Deferred, net                                            4,625        3,010         5,001
State                                                        453          402           499
                                                       ---------    ---------     ---------
                                                       $  14,247    $  10,134     $   7,209
                                                       =========    =========     =========

The significant components of the company's deferred tax assets and liabilities are summarized below:



                                                                      (In thousands)
                                                            1999            1998            1997
                                                       ------------    ------------    ------------
Deferred tax assets:
    Accrued liabilities, difference in
      expense recognition                              $      2,304    $      1,786    $      2,269
    Receivables, bad debt reserve                               338             203             191
    Inventories, difference in capitalization                    44             239             475
                                                       ------------    ------------    ------------
                                                              2,686           2,228           2,935
                                                       ------------    ------------    ------------

Deferred tax liabilities:
    Fixed assets, primarily depreciation method
      differences and deferred preoperating costs           (18,047)        (15,881)        (13,578)
      Other current assets, insurance claim                    (575)             --              --
                                                       ------------    ------------    ------------
                                                            (18,622)        (15,881)        (13,578)
                                                       ------------    ------------    ------------

Net deferred tax liability                             $    (15,936)   $    (13,653)   $    (10,643)
                                                       ============    ============    ============

FINANCIAL  INFORMATION BY COMPANY SEGMENTS


                                                                       (In thousands)
                                                            1999            1998            1997
                                                       ------------    ------------    ------------

SALES
Roofing products                                       $    278,918    $    229,475    $    207,017
Industrial products                                          38,816          38,586          23,542
Corporate and eliminations                                      140             117             197
                                                       ------------    ------------    ------------
                                                       $    317,874    $    268,178    $    230,756
                                                       ============    ============    ============

OPERATING PROFIT
Roofing products                                       $     45,061    $     24,885    $     21,052
Industrial products(1)                                        3,566          10,780           3,498
Corporate and other                                          (7,122)         (5,076)         (4,144)
                                                       ------------    ------------    ------------
                                                             41,505          30,589          20,406

Interest expense, net                                        (1,975)         (2,131)           (921)
                                                       ------------    ------------    ------------
Income before income taxes                             $     39,530    $     28,458    $     19,485
                                                       ============    ============    ============

IDENTIFIABLE ASSETS
Roofing products                                       $    209,742    $    187,770    $    184,138
Industrial products                                          28,349          14,931           9,248
Corporate                                                    14,091          14,343          13,063
                                                       ------------    ------------    ------------
                                                       $    252,182    $    217,044    $    206,449
                                                       ============    ============    ============

DEPRECIATION AND AMORTIZATION
Roofing products                                       $      7,899    $     10,025    $      7,704
Industrial products                                           1,209             833             727
Corporate                                                       177             198             233
                                                       ------------    ------------    ------------
                                                       $      9,285    $     11,056    $      8,664
                                                       ============    ============    ============

CAPITAL EXPENDITURES
Roofing products                                       $     19,229    $      6,745    $     14,222
Industrial products                                           5,300           4,245           1,400
Corporate                                                     5,519           3,298             274
                                                       ------------    ------------    ------------
                                                       $     30,048    $     14,288    $     15,896
                                                       ============    ============    ============

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

                          INDEPENDENT AUDITORS' REPORT
                            ON SUPPLEMENTAL SCHEDULE



To the Shareholders and Board of Directors of Elcor Corporation:


         We have audited in accordance with generally accepted auditing standards, the accompanying consolidated financial statements of Elcor Corporation and have issued our report thereon dated August 16, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.





                                                  /s/ Arthur Andersen LLP
                                                  -----------------------------
                                                      Arthur Andersen LLP



Dallas, Texas
   August 16, 1999

                                                                     SCHEDULE II
                                                                  (In thousands)

                       ELCOR CORPORATION AND SUBSIDIARIES
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997



               Column A                       Column B                 Column C                     Column D         Column E
               --------                       --------       ---------------------------------  ----------------    -----------

                                                                         Additions                 Deductions
                                                             ---------------------------------  ----------------
                                             Balance at        Charged to                       For Purposes For      Balance at
                                             Beginning         Costs and                         Which Reserves          End
             Description                     of Period          Expenses           Other          Were Created        of Period
             -----------                   ---------------   ---------------   ---------------  ----------------    ---------------

YEAR ENDED JUNE 30, 1999

CONSOLIDATED:

Allowance for doubtful accounts            $           580   $           525   $            14   $          (152)   $           967
                                           ===============   ===============   ===============   ===============    ===============
Allowance for inventory obsolescence       $           125   $           262   $            --   $           (90)   $           297
                                           ===============   ===============   ===============   ===============    ===============

YEAR ENDED JUNE 30, 1998

CONSOLIDATED:

Allowance for doubtful accounts            $           545   $           210   $            --   $          (175)   $           580
                                           ===============   ===============   ===============   ===============    ===============
Allowance for inventory obsolescence       $           201   $            25   $            --   $          (101)   $           125
                                           ===============   ===============   ===============   ===============    ===============
YEAR ENDED JUNE 30, 1997

CONSOLIDATED:

Allowance for doubtful accounts            $           477   $            78   $            --   $           (10)   $           545
                                           ===============   ===============   ===============   ===============    ===============
Allowance for inventory obsolescence       $           673   $            47   $            --   $          (519)   $           201
                                           ===============   ===============   ===============   ===============    ===============

Item 9. Disagreements on Accounting and Financial Disclosure

         The Registrant has retained its independent public accountants for over 30 years. There have been no disagreements with the independent public accountants on accounting or financial disclosure matters.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information concerning the Directors of the Registrant required by this item is incorporated herein by reference to the material under the caption "Election of Directors" on pages 4, 5 and 6 of the Registrant's Proxy Statement dated September 17, 1999. Information concerning the Executive Officers of the Registrant is contained in Item 1 of this report under the caption "Executive Officers of the Registrant" on pages 10 and 11 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

         The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 7 through 10 of the Registrant's Proxy Statement dated September 17, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 2 and 3 of the Registrant's Proxy Statement dated September 17, 1999. The referenced information was provided as of September 7, 1999. Registrant is aware of no material change since such date in the beneficial ownership of any officer, director or beneficial owner of five percent of any class of its voting stock.

Item 13.  Certain Relationships and Related Transactions

         There are no reportable transactions, business relationships or indebtedness between the Registrant and any covered party.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K

(a)    Financial Statements

         The following financial statements of Elcor Corporation are set forth in Item 8 of this Annual Report on Form 10-K:


Financial Statements:

Independent Auditors' Report
Consolidated Balance Sheet at June 30, 1999, and 1998
Consolidated Statement of Operations for the years ended
 June 30, 1999, 1998 and 1997
Consolidated Statement of Cash Flows for the years ended
 June 30, 1999, 1998, and 1997
Consolidated Statement of Shareholders' Equity for the years ended June 30, 1999, 1998, and 1997
Notes to Consolidated Financial Statements


Financial Statement Schedule:

Independent Auditors' Report
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

(b)    Reports on Form 8-K

       The Registrant filed Forms 8-K on April 16, 1999 and June 28, 1999 relating to press releases containing "forward-looking statements" about its prospects for the future.

(c)    Exhibits

            **3.1 The Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

            *3.11 Certificate of Amendment to Certificate of Incorporation dated December 2, 1998.

            **3.2    Amended and Restated Bylaws of the Registrant, filed as
                     Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1981 and as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988 originally filed with the Securities and Exchange Commission on February 11, 1989 (File No. 1-5341).

            **4.1 Form of Rights Agreement dated as of July 7, 1998, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibits A and B thereto the Forms of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, Rights Certificate, filed as Exhibit 4.1 to the company's current Report on Form 8-K dated May 26, 1998 (File No. 1-5341).

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

            **10.1 Form of Executive Agreement filed as Exhibit 10.1 in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

            **10.2 Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

            **10.3 1998 Amended and Restated Elcor Corporation Incentive Stock Option Plan filed as Appendix B in the Registrant's Proxy Statement dated September 18, 1998 (File No. 1-5341).

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







                                     ELCOR CORPORATION


Date: September 27, 1999             By /s/ Richard J. Rosebery
                                        ---------------------------------------
                                            Richard J. Rosebery
                                            Vice Chairman,
                                            Chief Financial and Administrative
                                            Officer, and Treasurer


                                     By /s/ Leonard R. Harral
                                        ---------------------------------------
                                            Leonard R. Harral
                                            Vice President and Chief
                                            Accounting Officer

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below in multiple counterparts by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



        Signature                              Title                         Date
        ---------                              -----                         ----

/s/ Harold K. Work                     Chairman of the Board,          September 27, 1999
--------------------------             President, Chief
    Harold K. Work                     Executive Officer

/s/ Richard J. Rosebery                Vice Chairman, Chief            September 27, 1999
--------------------------             Financial and Administrative
    Richard J. Rosebery                Officer, and Treasurer

/s/ Leonard R. Harral                  Vice President and              September 27, 1999
--------------------------             Chief Accounting
    Leonard R. Harral                  Officer

/s/ James E. Hall                      Director                        September 27, 1999
--------------------------
    James E. Hall

/s/ Thomas D. Karol                    Director                        September 27, 1999
--------------------------
    Thomas D. Karol

/s/ Dale V. Kesler                     Director                        September 27, 1999
--------------------------
    Dale V. Kesler

/s/ W.F. Ortloff                       Director                        September 27, 1999
--------------------------
    W.F. Ortloff

/s/ David W. Quinn                     Director                        September 27, 1999
--------------------------
    David W. Quinn

                               INDEX TO EXHIBITS

            Exhibit
            Number                Description
            ------                -----------

            **3.1    The Restated Certificate of Incorporation of the
                     Registrant, filed as Exhibit 3.1 to the Registrant's Annual
                     Report on Form 10-K for the year ended June 30, 1994 (File
                     No. 1-5341).

            *3.11 Certificate of Amendment to Certificate of Incorporation dated December 2, 1998.

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

            **4.1 Form of Rights Agreement dated as of July 7, 1998, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibits A and B thereto the Forms of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, Rights
                     Certificate, filed as Exhibit 4.1 to the company's current
                     Report on Form 8-K dated May 26, 1998 (File No. 1-5341).

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

            **10.1   Form of Executive Agreement filed as Exhibit 10.1 in the
                     Registrant's Annual Report on Form 10-K for the year ended
                     June 30, 1998 (File No. 1-5341).

            **10.2   Amended and Restated Elcor Corporation Employee Stock/Loan
                     Plan filed as Exhibit 10.2 in the Registrant's Annual
                     Report on Form 10-K for the year ended June 30, 1998 (File
                     No. 1-5341).

            **10.3   1998 Amended and Restated Elcor Corporation Incentive Stock
                     Option Plan filed as Appendix B in the Registrant's Proxy
                     Statement dated September 18, 1998 (File No. 1-5341).

            *21      Subsidiaries of the Registrant.

            *23      Consent of Independent Public Accountants.

            *27      Financial Data Schedule (EDGAR submission only).

              *      Filed herewith.

             **      Incorporated by reference.