Form 10-Q
period 1999-09-30
ELCOR CORP
filed 1999-11-12
CIK 32017

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


For Quarter Ended September 30, 1999               Commission File number 1-5341
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
                                             ---    ---
         As of close of business on November 1, 1999, Registrant had outstanding 19,565,743 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           (Unaudited, $ in thousands)


                                                                         September 30,      June 30,
ASSETS                                                                        1999            1999
                                                                         -------------     ----------
CURRENT ASSETS
Cash and cash equivalents                                                  $    2,261      $    4,186
Trade receivables, less allowance of $968 and $967                             68,581          72,866
Inventories -
         Finished goods                                                        13,579          15,377
         Work-in-process                                                          246             180
         Raw materials                                                         10,083          10,213
                                                                           ----------      ----------
                  Total inventories                                            23,908          25,770
                                                                           ----------      ----------

Prepaid expenses, insurance receivable and other                                6,573           8,352
Deferred income taxes                                                           2,274           2,111
                                                                           ----------      ----------
                  Total current assets                                        103,597         113,285
                                                                           ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                        225,315         212,704
         Less - accumulated depreciation                                      (79,585)        (76,984)
                                                                           ----------      ----------
                  Property, plant and equipment, net                          145,730         135,720
                                                                           ----------      ----------

OTHER ASSETS                                                                    3,283           3,177
                                                                           ----------      ----------
                                                                           $  252,610      $  252,182
                                                                           ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                           $   23,649      $   18,067
Accrued liabilities                                                            19,937          15,817
                                                                           ----------      ----------
                  Total current liabilities                                    43,586          33,884
                                                                           ----------      ----------

LONG-TERM DEBT                                                                 44,200          63,000
DEFERRED INCOME TAXES                                                          18,399          18,047

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                                                  19,988          19,988
         Paid-in-capital                                                       59,356          59,586
         Retained earnings                                                     73,663          64,632
                                                                           ----------      ----------
                                                                              153,007         144,206
         Less  -  Treasury stock (442,862 and 465,149 shares, at cost)         (6,582)         (6,955)
                                                                           ----------      ----------
                  Total shareholders' equity                                  146,425         137,251
                                                                           ----------      ----------
                                                                           $  252,610      $  252,182
                                                                           ==========      ==========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)


                                                    Three Months Ended
                                                      September 30,
                                                -------------------------
                                                   1999            1998
                                                ----------     ----------
SALES                                           $   95,789     $   85,868
                                                ----------     ----------

COST AND EXPENSES
        Cost of sales                               69,742         63,063
        Selling, general and administrative          9,512         10,272
                                                ----------     ----------
INCOME FROM OPERATIONS                              16,535         12,533
                                                ----------     ----------

OTHER EXPENSE
        Interest expense, net                          417            559
                                                ----------     ----------

INCOME BEFORE INCOME TAXES                          16,118         11,974
        Provision for income taxes                   6,109          4,448
                                                ----------     ----------
INCOME BEFORE CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE              10,009          7,526

CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                            --         (4,340)
                                                ----------     ----------

NET INCOME                                      $   10,009     $    3,186
                                                ==========     ==========

INCOME PER COMMON SHARE-BASIC:
        Before cumulative effect of
         change in accounting principle         $      .51     $      .38
        Cumulative effect of change
         in accounting principle                        --           (.22)
                                                ----------     ----------
NET INCOME PER SHARE-BASIC                      $      .51     $      .16
                                                ==========     ==========

INCOME PER COMMON SHARE-DILUTED:
        Before cumulative effect of change
         in accounting principle                $      .50     $      .38
        Cumulative effect of change in
         accounting principle                           --           (.22)
                                                ----------     ----------
NET INCOME PER SHARE-DILUTED                    $      .50     $      .16
                                                ==========     ==========

DIVIDENDS PER COMMON SHARE                      $      .05     $    .0467
                                                ==========     ==========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                          --------------------------
                                                                             1999             1998
                                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                       $   10,009      $    3,186
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                                2,607           2,230
                  Deferred income taxes                                          190             580
                  Cumulative effect of change in accounting principle             --           4,340
                  Changes in assets and liabilities:
                     Trade receivables                                         4,285          (9,117)
                     Inventories                                               1,862           6,351
                     Prepaid expenses, insurance receivable and other          1,779             428
                     Accounts payable and accrued liabilities                  9,702           5,107
                                                                          ----------      ----------

                  Net cash provided by operating activities                   30,434          13,105
                                                                          ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                          (12,610)         (5,037)
         Other                                                                  (114)           (134)
                                                                          ----------      ----------

                  Net cash used for investing activities                     (12,724)         (5,171)
                                                                          ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings, net                                           (18,800)         (4,700)
         Dividends on common stock                                              (977)           (909)
         Treasury stock transactions and other, net                              142          (4,355)
                                                                          ----------      ----------

                  Net cash used for financing activities                     (19,635)         (9,964)
                                                                          ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,925)         (2,030)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 4,186           5,240
                                                                          ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    2,261      $    3,210
                                                                          ==========      ==========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ending September 30, 1999 and 1998, but are, however, subject to year-end audit by the Company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. This Statement of Position requires, among other things, companies to expense on a current basis previously capitalized start-up costs. Adoption of this Statement of Position resulted in a $4,340,000 charge, net of tax, and is reported as a cumulative effect of change in accounting principle on the Consolidated Statement of Operations for fiscal 1999.

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

         The company carries both property damage and business interruption insurance. The $100,000 deductible portion of the loss was recorded during the quarter ended September 30, 1998. The company has submitted claims totaling $17,492,000. As of September 30, 1999, the company had received insurance advances of $9,687,000. Claimed but unpaid amounts are currently under review by the insurance company. Operating income from the lost shingle sales portion of the business interruption claim have been accounted for as a contingent receivable, and accordingly have not been recorded to income as of September 30, 1999, pending settlement with the insurance company. Assets with net book value of $3,990,000 were destroyed in the explosion and were insured for replacement value. When the insurance claim is settled, any difference between insurance proceeds received and net book value of destroyed assets, if any, will be recorded as a nonrecurring gain.

4. In the fourth quarter of fiscal 1999, management approved a consolidation plan for Chromium Corporation's reciprocating engine components business. All operations for this business activity at Chromium's Lufkin, Texas facility will be transferred to its Cleveland, Ohio plant. Costs to relocate equipment and other consolidation items with an estimated cost of $1,145,000 are expected to be incurred and recorded to expense in fiscal 2000, with the majority of the consolidation costs being incurred in the December 1999 quarter. Subsequent to the completion of this business consolidation, the Lufkin, Texas facility will be used exclusively for Cybershield's conductive coatings operations.

5. In June 1999, the Board of Directors declared a three-for-two stock split payable in the form of a stock dividend, which was distributed on August 11, 1999 to shareholders of record on July 15, 1999. Appropriate references to number of shares and to per share information in the consolidated financial statements as of September 30, 1998 have been adjusted to reflect the stock split on a retroactive basis.

6. The company anticipates increasing its unsecured revolving credit facility from $100,000,000 to $125,000,000 and extending its term to November 2004. It is not anticipated that there will be any significant changes to the financial covenants or to the interest rate the company pays for either LIBOR based borrowings or prime rate based borrowings or to the commitment fee paid for any unused portion of the line.

7. In accordance with the requirements of FASB SFAS No. 131, the company is segregated into two segments: Roofing Products and Industrial Products. The Roofing Products Group consists of the various operating subsidiaries of Elk Corporation of Dallas (collectively Elk). These companies manufacture and sell premium laminated fiberglass asphalt residential and accessory roofing products, together with nonwoven mats used in manufacturing asphalt roofing products and various industrial applications.

         The Industrial Products Group is comprised of three businesses: (1) conductive coatings used in digital wireless cellular phones and in other electronic equipment; (2) remanufactured reciprocating engine components used in the railroad and marine transportation industries; and (3) technology licensing and consulting services for the natural gas processing industry. None of the three Industrial Products businesses individually account for more than 10% of consolidated sales, operating income or assets.

         Historically, the first two businesses in the Industrial Products Group were operated as separate divisions of Chromium Corporation. Effective July 1, 1999, Chromium's operations were segregated into separate companies. Reciprocating engine components will continue to do business as Chromium Corporation (Chromium) and conductive coatings will be operated as subsidiaries of Cybershield, Inc. (Cybershield). The technology licensing and consulting services business will continue to be conducted as Ortloff Engineers, LTD (OEL).

Financial information by company segment is summarized as follows:

                                        (In thousands)
                                      Three Months Ended
                                         September 30,
                                  --------------------------
                                     1999            1998
                                  ----------      ----------
SALES
Roofing products                  $   82,939      $   76,914
Industrial products                   12,806           8,939
Corporate and eliminations                44              15
                                  ----------      ----------
                                  $   95,789      $   85,868
                                  ==========      ==========
OPERATING PROFIT
Roofing products                  $   16,277      $   13,470
Industrial products                    1,529           1,542
Corporate and other                   (1,271)         (2,479)
                                  ----------      ----------
                                      16,535          12,533
Interest expense, net                   (417)           (559)
                                  ----------      ----------
Income before income taxes        $   16,118      $   11,974
                                  ==========      ==========

IDENTIFIABLE ASSETS
Roofing products                  $  207,728      $  184,547
Industrial products                   30,707          15,742
Corporate                             14,175          13,248
                                  ----------      ----------
                                  $  252,610      $  213,537
                                  ==========      ==========
DEPRECIATION AND AMORTIZATION
Roofing products                  $    2,101      $    1,939
Industrial products                      468             246
Corporate                                 38              45
                                  ----------      ----------
                                  $    2,607      $    2,230
                                  ==========      ==========
CAPITAL EXPENDITURES
Roofing products                  $    9,242      $    2,203
Industrial products                    1,923           1,436
Corporate                              1,445           1,398
                                  ----------      ----------
                                  $   12,610      $    5,037
                                  ==========      ==========

8. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                                        (In thousands)
                                                                      Three Months Ended
                                                                         September 30,
                                                                    ---------------------
                                                                      1999         1998
                                                                    --------     --------
Net income                                                          $ 10,009     $  3,186
                                                                    ========     ========

Denominator for basic earnings
  per share - weighted average
  shares outstanding                                                  19,528       19,691

Effect of dilutive securities:
  Employee stock options                                                 454          309
                                                                    --------     --------

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed issuance of shares purchased under
incentive stock option plan using the treasury stock method           19,982       20,000
                                                                    ========     ========

Basic earnings per share                                            $    .51     $    .16
                                                                    ========     ========

Diluted earnings per share                                          $    .50     $    .16
                                                                    ========     ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     During the three-month period ended September 30, 1999, net income before the cumulative effect of a change in accounting principle in fiscal 1999 increased 33% to $10,009,000 in the current year period from $7,526,000 in the same prior year period. Sales increased 12% to $95,789,000 in the first three months of fiscal 2000 compared to $85,868,000 in the prior year period. The increases in sales and income before last year's accounting change were primarily the result of a record level of shipments of Elk's Prestique(R) premium laminated fiberglass asphalt shingles and continued accelerating demand for Cybershield's products used in digital wireless cellular phones. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which resulted in a $4,340,000 charge, net of tax, for the cumulative effect of this accounting change. This one-time cumulative charge reduced net income for the first quarter last year to $3,186,000.

     Sales for the Roofing Products Group increased 8% to $82,939,000 for the three months ended September 30, 1999 compared to $76,914,000 in the same prior year quarter. The increase in sales was primarily the result of record shipments of premium laminated fiberglass asphalt shingles. However, shipments were held down during the first quarter of fiscal 2000 by lower laminated shingle inventories at the beginning of the current fiscal year as a result of a 24% increase in demand during the preceding nine months. Strong sales increases were also achieved for nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. Operating income for the Roofing Products Group increased 21% to $16,277,000 in the three months ended September 30, 1999 compared to $13,470,000 in the prior year quarter, primarily as a result of increased shipments of premium laminated fiberglass shingles and nonwoven fiberglass mats, together with improved margins from increased manufacturing output. Average selling prices were also slightly higher in the first quarter of fiscal 2000 compared to the same prior year quarter.

     Sales for the Industrial Products Group increased 43% in the three-month period ending September 30, 1999 to $12,806,000 from $8,939,000 in the same prior year quarter. Operating income for the Industrial Products Group was virtually unchanged at $1,529,000 in the current year quarter compared to $1,542,000 in the prior year quarter. During the first three months of fiscal 2000, Cybershield continued to benefit from strong demand for its conductive coatings and formed-in-place dispense gaskets used in digital wireless cellular phones and other electronic products. Cybershield's sales more than doubled in the first quarter of fiscal 2000 compared to the same quarter in the prior fiscal year. Further, Cybershield's Canton, Georgia operation, which was acquired in January 1999 as YDK America. Inc., generated positive operating income during the first quarter of fiscal 2000 after incurring initial operating losses in the latter half of fiscal 1999. Presently, we expect that Cybershield may have sufficient opportunity with the potential in fiscal 2000 to about double the level of sales and operating profits achieved in fiscal 1999, and further achieve continuing strong growth in fiscal 2001 and beyond.

     Significantly higher sales and operating results for conductive coatings, however, were offset by lower sales and reduced operating income at Chromium, which experienced lower demand for remanufactured large diesel engine components used in the railroad and marine transportation industries. Lower demand for Chromium's products was due primarily to further consolidation of the railroad industry and a reduction in maintenance requirements by some of its customers. Chromium is in process of consolidating its operations to its Cleveland, Ohio facility. Estimated costs to relocate equipment and other consolidation items of $1,145,000 are expected to be incurred and expensed in fiscal 2000, with the majority of the consolidation costs being incurred in the December 1999 quarter. OEL's patent licensing and engineering consulting services revenues and operating income improved in the first quarter of fiscal 2000 compared to the same prior year period primarily because of higher demand for its services resulting from higher oil prices.

     Overall selling, general and administrative costs (SG&A) in the three-month period ending September 30, 1999 were significantly lower than in the same period in the prior fiscal year. In the first quarter last year, the company adjusted its medical and casualty self-insurance reserves to reflect escalating cost trends and recorded a write-off of certain computer related items. As a percentage of sales, SG&A costs were 9.9% of sales in the current year quarter compared to 12.0% in the prior year quarter.

     Interest expense in the first quarter of fiscal 2000 was lower than in the same quarter last year. The company capitalized $275,000 of interest in the current year quarter in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major projects.

FINANCIAL CONDITION

     During the first three months of fiscal 2000, the company generated cash flows of $30,434,000 from operating activities. Of this total, $17,465,000 was the result of the significantly reduced level of working capital. The decrease in working capital was primarily due to increased current liabilities, together with decreases in trade receivables, inventories, and prepaid expenses. The significantly higher level of current liabilities was primarily attributable to the normal timing of vendor payments and higher accrued income tax liability from increasing taxable income. Trade receivables were lower despite increased sales. The trade receivable balance at the end of fiscal 1999 was unusually high as a result of a 28% year-to-year increase in sales during the last two months of fiscal 1999 (the period to which most outstanding receivables at June 30, 1999 apply). Lower inventories were primarily attributable to increased business activities and record shipments during the quarter ended September 30, 1999. The reduction in prepaid expenses primarily reflects a prepayment on a purchase of raw materials in fiscal 1999 in anticipation of a price increase. The purchase of raw materials was received into inventory during the first quarter of fiscal 2000.

     The current ratio at September 30, 1999 was 2.4:1 compared to 3.3:1 at June 30, 1999. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

     The company used $12,724,000 for investing activities in the first three months of fiscal 2000. Most expenditures were for additions to property, plant and equipment. About $8,000,000 of capital expenditures in the first three months of fiscal 2000 were for the purchase of land and construction costs relating to the new $70,000,000 Myerstown, Pennsylvania premium laminated fiberglass asphalt shingle plant. This new facility is expected to be completed next fall with manufacturing operations beginning in the December quarter of calendar year 2000. The Myerstown plant is expected to increase the company's overall laminated shingle capacity by about 38%. The company plans to invest about $137,000,000 over a three-year period beginning in fiscal 2000, including the costs to build the new roofing plant, together with expenditures to expand capacity and improve productivity at existing plants, to install production lines for new products and to increase capacity for Cybershield's conductive coatings business. The company expects to incur about $75,000,000 of these capital expenditures in fiscal 2000.

     Cash flows used for financing activities were $19,635,000 during the first three months of fiscal 2000, primarily resulting from dividend payments and a $18,800,000 decrease in long-term debt. Long-term debt represented 23% of the $190,625,000 of invested capital (long-term debt plus shareholders' equity) at September 30, 1999.

     In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. As of September 30, 1999, 129,992 shares with a cumulative cost of $1,771,000 had been repurchased under this program.

     The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or result of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's industrial products operations utilize hazardous materials in their production process. As a result, the company incurs costs for remediation activities off-site and at its facilities from time to time. The company establishes and maintains reserves for such remediation activities, when appropriate. Current reserves established for known or probable remediation activities are not material to the company's financial position or results of operations.

     The company anticipates increasing its revolving credit facility from $100,000,000 to $125,000,000 and extending the facility to November 2004 to support its capital expansion program. Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 2000 and beyond to fund its planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

YEAR 2000 ISSUE

     The company is currently developing a new information system for most of its critical financial, distribution and manufacturing applications. While the primary purpose of the new information system is to modernize and improve the company's operations, it is also expected to resolve the Year 2000 issues in these critical computer systems. The system is scheduled for completion and implementation at all but one location before December 31, 1999 at an estimated total cost of about $12,000,000. Implementation at one operating location has been deferred until the first quarter of calendar year 2000. This location will continue to utilize the company's existing information system until the new system is implemented. The company has completed all testing and remedial programming for the existing computer system and believes this existing system to be Year 2000 compliant. Costs to develop the new information system are being capitalized. Other costs relating to Year 2000 readiness projects have been less than $400,000. At this time, other than the cost of developing and implementing its new information system, the company does not believe that the costs of addressing the Year 2000 issue will be material. The company does not believe that other critical information systems work has been deferred due to its Year 2000 efforts.

     Using teams of employees and consultants, the company performed a review and conducted tests of other computer applications and systems not included in the scope of the new information system, including embedded technology, for Year 2000 readiness. The company has substantially completed the required remediation. Remaining remediation is expected to be complete before January 1, 2000.

     The company has made inquiries of key suppliers and other third parties with whom it has significant business relationships to assess their state of readiness in addressing Year 2000 issues that could adversely impact the company. The company has requested and received written responses from most key third parties that they will be Year 2000 compliant by the end of calendar 1999. The company has no means of ensuring that its business partners will be fully Year 2000 compliant. Contingency plans for what the company determines to be the most reasonably and most likely worst case scenarios have been developed and are in process of being reviewed and finalized. Disruptions of financial markets or computer system failure at government agencies, financial institutions, utilities and others on which the company is dependent could adversely affect the company. The effects of a potential disruption at these entities cannot be determined at this time.

     Based on a current assessment of risks relating to its Year 2000 readiness, the company does not believe that the Year 2000 issue will result in uncertainty that is reasonably likely to materially affect future financial results or operating performance.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" about the company's prospects for the future. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following:

         1. The company's roofing products business is substantially non-cyclical, but can be affected by weather, the availability of financing and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the company's products, lower prices received or reduced utilization of plant facilities. Further, changes in building codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

         2. In the asphalt roofing products business, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher trucking and rail costs. Historically, the company has been able to pass some of the higher raw material and transportation costs through to the customer. Should the company be unable to recover higher raw material and/or transportation costs from price increases of its products, operating results could be adversely affected and/or lower than projected.

         3. The company expects to make up to $137 million in new investments to expand capacity and improve productivity at existing plants and to build new plants over a three-year period beginning in fiscal 2000. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new plant facilities. If such progress is slower than anticipated, if substantial cost overruns occur in building new plants, or if demand for products produced at new plants does not meet current expectations, operating results could be adversely affected.

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

         8. Each of the company's businesses, especially its Cybershield's conductive coatings business, is subject to the risks of technological changes that could affect the demand for or the relative cost of the company's products and services, or the method and profitability of the method of distribution or delivery of such products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly.

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

         10. Each of the company's businesses is actively involved in the development of new products, processes and services which are expected to contribute to the company's ongoing long-term growth and earnings. If such development activities are not successful, or the company cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

     Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

PART II.  OTHER INFORMATION

ITEM 1:  Legal Proceedings

         GAF Patent Litigation

         On October 4, 1999, the United States Supreme Court denied Elk's petition for certiorari in its design patent case against GAF. Trials on Elk's trade dress claim in the design case and in the utility patent case, including GAF's counterclaims in those cases, are unscheduled but pending. GAF's motion for attorneys fees also is pending.

         While management can give no assurances regarding the ultimate outcome of the remaining litigation, even if the outcome were to be adverse to Elk, it is not expected to have a material adverse effect on the Registrant's financial position or liquidity.

ITEM 5:  Other Information

         On October 27, 1999, Mr. W.F. Ortloff, a founder, director and retired former Executive Vice President and Vice Chairman of the company passed away. The size of the Board of Directors will be reduced to six directors pending a search for Mr. Ortloff's replacement.

ITEM 6:  Exhibits and Reports of Form 8-K

        (a)      Exhibit:

                 Exhibit (27): Financial Data Schedule (EDGAR submission only).

        (b) The registrant filed two reports on Form 8-K during the quarter ended September 30, 1999. The registrant filed a Form 8-K on August 17, 1999 and a Form 8-K on September 8, 1999, both relating to press releases containing "forward-looking statements" about its prospects for the future.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ELCOR CORPORATION



DATE:         November 12, 1999             /s/ Richard J. Rosebery
     ------------------------------         ------------------------------------
                                            Richard J. Rosebery
                                            Vice Chairman, Chief Financial &
                                            Administrative Officer and Treasurer

                                            /s/ Leonard R. Harral
                                            ------------------------------------
                                            Leonard R. Harral
                                            Vice President and Chief
                                            Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
   27           Financial Data Schedule (EDGAR submission only).