Form 10-Q
period 1999-12-31
ELCOR CORP
filed 2000-02-14
CIK 32017

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                -----------------


For Quarter Ended December 31, 1999                Commission File number 1-5341


                                ELCOR CORPORATION
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                                 75-1217920
---------------------------                                  -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


           14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                          75240-8871
--------------------------------------------                          ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (972) 851-0500


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

         As of close of business on February 1, 2000, Registrant had outstanding 19,601,671 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           (Unaudited, $ in thousands)

                                                                         December 31,         June 30,
ASSETS                                                                       1999               1999
------                                                                   ------------        ----------
CURRENT ASSETS
Cash and cash equivalents                                                $      3,270        $    4,186
Trade receivables, less allowance of $1,023 and $967                           51,259            72,866
Inventories -
         Finished goods                                                        20,809            15,377
         Work-in-process                                                          565               180
         Raw materials                                                         13,653            10,213
                                                                         ------------        ----------
                  Total inventories                                            35,027            25,770
                                                                         ------------        ----------

Prepaid expenses, insurance receivable and other                                4,918             8,352
Deferred income taxes                                                           2,413             2,111
                                                                         ------------        ----------
                  Total current assets                                         96,887           113,285
                                                                         ------------        ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                        244,034           212,704
         Less - accumulated depreciation                                      (82,223)          (76,984)
                                                                         ------------        ----------
                  Property, plant and equipment, net                          161,811           135,720
                                                                         ------------        ----------

OTHER ASSETS                                                                    3,234             3,177
                                                                         ------------        ----------
                                                                         $    261,932        $  252,182
                                                                         ============        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                         $     24,961        $   18,067
Accrued liabilities                                                            15,910            15,817
                                                                         ------------        ----------
                  Total current liabilities                                    40,871            33,884
                                                                         ------------        ----------

LONG-TERM DEBT                                                                 49,300            63,000
DEFERRED INCOME TAXES                                                          18,749            18,047

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                                                  19,988            19,988
         Paid-in-capital                                                       59,035            59,586
         Retained earnings                                                     80,156            64,632
                                                                         ------------        ----------
                                                                              159,179           144,206
         Less  -  Treasury stock (416,118 and 465,149 shares, at cost)         (6,167)           (6,955)
                                                                         ------------        ----------
                  Total shareholders' equity                                  153,012           137,251
                                                                         ------------        ----------
                                                                         $    261,932        $  252,182
                                                                         ============        ==========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)


                                                   Three Months Ended        Six Months Ended
                                                 ----------------------    ----------------------
                                                 12-31-99     12-31-98     12-31-99     12-31-98
                                                 ---------    ---------    ---------    ---------
SALES                                            $  81,736    $  71,199    $ 177,525    $ 157,067
                                                 ---------    ---------    ---------    ---------

COST AND EXPENSES
       Cost of sales                                60,674       53,311      130,416      116,374
       Selling, general and administrative           9,838        9,812       19,350       20,084
                                                 ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS                              11,224        8,076       27,759       20,609
                                                 ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE)
       Gain from involuntary conversion                889           --          889           --
       Interest expense, net                          (104)        (445)        (521)      (1,004)
                                                 ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                          12,009        7,631       28,127       19,605
       Provision for income taxes                    4,538        2,953       10,647        7,401
                                                 ---------    ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF
       CHANGE IN ACCOUNTING PRINCIPLE                7,471        4,678       17,480       12,204

CUMULATIVE EFFECT OF CHANGE IN
       ACCOUNTING PRINCIPLE                             --           --           --       (4,340)
                                                 ---------    ---------    ---------    ---------

NET INCOME                                       $   7,471    $   4,678    $  17,480    $   7,864
                                                 =========    =========    =========    =========

INCOME PER COMMON SHARE-BASIC:
       Before cumulative effect of
          change in accounting principle         $     .38    $     .24    $     .89    $     .62
       Cumulative effect of change
         in accounting principle                        --           --           --         (.22)
                                                 ---------    ---------    ---------    ---------
NET INCOME PER SHARE-BASIC                       $     .38    $     .24    $     .89    $     .40
                                                 =========    =========    =========    =========

INCOME PER COMMON SHARE-DILUTED:
       Before cumulative effect of change
          in accounting principle                $     .37    $     .24    $     .87    $     .61
       Cumulative effect of change in
          accounting principle                          --           --           --         (.22)
                                                 ---------    ---------    ---------    ---------
NET INCOME PER SHARE-DILUTED                     $     .37    $     .24    $     .87    $     .39
                                                 =========    =========    =========    =========

DIVIDENDS PER COMMON SHARE                       $     .05    $   .0467    $     .10    $   .0933
                                                 =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                          Six Months Ended
                                                                            December 31,
                                                                        --------------------
                                                                          1999        1998
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                     $ 17,480    $  7,864
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                            5,254       4,532
                  Deferred income taxes                                      401         804
                  Gain from involuntary conversion                          (889)         --
                  Cumulative effect of change in accounting principle         --       4,340
                  Changes in assets and liabilities:
                     Trade receivables                                    21,607       8,366
                     Inventories                                          (9,257)      2,302
                     Prepaid expenses, insurance receivable and other      2,672         331
                     Accounts payable and accrued liabilities              6,987         (16)
                                                                        --------    --------

                  Net cash provided by operating activities               44,255      28,523
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                      (31,330)    (12,062)
         Insurance proceeds from involuntary conversion                    1,651       2,000
         Other                                                               (72)        999
                                                                        --------    --------

                  Net cash used for investing activities                 (29,751)     (9,063)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings, net                                       (13,700)    (14,500)
         Dividends on common stock                                        (1,956)     (1,818)
         Treasury stock transactions and other, net                          236      (6,026)
                                                                        --------    --------

                  Net cash used for financing activities                 (15,420)    (22,344)
                                                                        --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (916)     (2,884)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             4,186       5,240
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  3,270    $  2,356
                                                                        ========    ========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1999 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ending December 31, 1999 and 1998, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

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

3. On September 15, 1998, the company experienced an explosion at its nonwoven fiberglass roofing mat plant in Ennis, Texas. The explosion significantly damaged a drying oven and caused less extensive damage to the remainder of the mat manufacturing line. There was no damage to a separate mat line that runs in parallel to the damaged line, nor was there any damage to the company's Ennis, Texas shingle manufacturing plant. There were no injuries from the explosion. The damaged line was restored to partial operation in December 1998. By March 1999, the damaged section had been replaced. In June 1999, the line was operating at line speeds equivalent to line speeds at the time of the explosion.

         The company has submitted claims totaling $17,492,000 for property damage and business interruption. As of December 31, 1999, the company had received insurance advances of $12,862,000. Operating income from some of the lost shingle sales portion of the business interruption claim had not been recorded to income at December 31, 1999. Assets with net book value of $3,990,000 were destroyed in the explosion and were insured for replacement value. As of December 31, 1999, the company had received replacement value payments on the property claim in excess of the net book value of destroyed assets in the amount of $889,000. This amount was recorded as a gain from involuntary conversion in December 1999.

         In February 2000, the company reached a settlement with its insurance company, which resulted in the receipt of an additional $4,155,000 in claimed losses. Recognition into income of about $650,000 of gain from involuntary conversion and about $1,700,000 of income from the business interruption claim will be recorded in the March 2000 quarter.

4. In the fourth quarter of fiscal 1999, management approved a consolidation plan for Chromium Corporation's reciprocating engine components business. All operations for this business activity at the Lufkin, Texas facility are being transferred to the Cleveland, Ohio plant. Costs to relocate equipment and other consolidation items with an estimated cost of $1,145,000 are expected to be incurred and recorded to expense in fiscal 2000. The majority of the consolidation costs were incurred in the December 1999 quarter. Subsequent to the completion of this business consolidation, the entire Lufkin, Texas facility will be used for Cybershield's products for digital wireless cellular phones and other electronic equipment.

5. In June 1999, the Board of Directors declared a three-for-two stock split payable in the form of a stock dividend, which was distributed on August 11, 1999 to shareholders of record on July 15, 1999. Appropriate references to number of shares and to per share information in the consolidated financial statements as of December 31, 1998 have been adjusted to reflect the stock split on a retroactive basis.

6. Effective January 5, 2000, the company increased its unsecured revolving credit facility from $100,000,000 to $125,000,000 and extended its term to December 15, 2004. There were no significant changes to the financial covenants or to the interest rate the company pays for either LIBOR based borrowings or prime rate based borrowings or to the commitment fee paid for the unused portion of the line.

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

         The Industrial Products Group is comprised of three businesses: (1) products used in digital wireless cellular phones and other electronic equipment; (2) remanufactured large diesel reciprocating engine components used in the railroad and marine transportation industries; and (3) technology licensing and consulting services for the natural gas processing and sulfer recovery industries.

         Historically, the first two businesses in the Industrial Products Group were operated as separate divisions of Chromium Corporation. Effective July 1, 1999, Chromium's operations were segregated into separate companies. The reciprocating engine components business will continue to do business as Chromium Corporation (Chromium) and the conductive coatings and related products business will be operated as subsidiaries of Cybershield, Inc. (Cybershield). The technology licensing and consulting services business will continue to be conducted as Ortloff Engineers, LTD (OEL).

Financial information by company segment is summarized as follows (in thousands):

                                     Three Months Ended         Six Months Ended
                                        December 31,              December 31,
                                   ----------------------    ----------------------
                                     1999         1998         1999         1998
                                   ---------    ---------    ---------    ---------
SALES
Roofing products                   $  68,830    $  62,366    $ 151,769    $ 139,280
Industrial products                   12,861        8,798       25,667       17,737
Corporate and eliminations                45           35           89           50
                                   ---------    ---------    ---------    ---------
                                   $  81,736    $  71,199    $ 177,525    $ 157,067
                                   =========    =========    =========    =========
OPERATING PROFIT
Roofing products                   $  11,318    $   9,445    $  27,595    $  22,145
Industrial products                    1,407        1,089        2,936        2,631
Corporate and other                   (1,501)      (2,458)      (2,772)      (4,167)
                                   ---------    ---------    ---------    ---------
                                      11,224        8,076       27,759       20,609

Gain from involuntary conversion         889           --          889           --
Interest expense, net                   (104)        (445)        (521)      (1,004)
                                   ---------    ---------    ---------    ---------
Income before income taxes         $  12,009    $   7,631    $  28,127    $  19,605
                                   =========    =========    =========    =========

IDENTIFIABLE ASSETS
Roofing products                   $ 212,863    $ 169,820    $ 212,863    $ 169,820
Industrial products                   31,620       18,054       31,620       18,054
Corporate                             17,449       13,030       17,449       13,030
                                   ---------    ---------    ---------    ---------
                                   $ 261,932    $ 200,904    $ 261,932    $ 200,904
                                   =========    =========    =========    =========
DEPRECIATION AND AMORTIZATION
Roofing products                   $   2,110    $   2,016    $   4,211    $   3,955
Industrial products                      499          242          967          488
Corporate                                 38           44           76           89
                                   ---------    ---------    ---------    ---------
                                   $   2,647    $   2,302    $   5,254    $   4,532
                                   =========    =========    =========    =========
CAPITAL EXPENDITURES
Roofing products                   $  16,130    $   4,521    $  25,372    $   6,724
Industrial products                    1,456        1,212        3,379        2,648
Corporate                              1,134        1,292        2,579        2,690
                                   ---------    ---------    ---------    ---------
                                   $  18,720    $   7,025    $  31,330    $  12,062
                                   =========    =========    =========    =========

8. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes adjustments for the number of shares subject to outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                           Three Months Ended    Six Months Ended
                                              December 31,         December 31,
                                           ------------------   -------------------
                                             1999      1998       1999       1998
                                           --------  --------   --------   --------
Net income                                 $  7,471  $  4,678   $ 17,480   $  7,864
                                           ========  ========   ========   ========

Denominator for basic earnings
per share - weighted average
shares outstanding                           19,564    19,485     19,546     19,589

Effect of dilutive securities:
Employee stock options                          507       383        481        345
                                           --------  --------   --------   --------

Denominator for dilutive earnings
per share - adjusted weighted
average shares and assumed
issuance of shares purchased
under incentive stock option plan
using the treasury stock method              20,071    19,868     20,027     19,934
                                           ========  ========   ========   ========

Basic earnings per share                   $    .38  $    .24   $    .89   $    .40
                                           ========  ========   ========   ========

Diluted earnings per share                 $    .37  $    .24   $    .87   $    .39
                                           ========  ========   ========   ========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1998.

     During the three-month period ended December 31, 1999, net income increased 60% to $7,471,000 from $4,678,000 in the three-month period ended December 31, 1998. Sales increased 15% to $81,736,000 in the current year quarter compared to $71,199,000 in the prior year period. The increases in sales and operating income reflected rapidly accelerating demand for Cybershield's products used in digital wireless cellular phones, together with a strong level of shipments for Elk's Prestique(R) premium laminated fiberglass asphalt shingles and roofing mat products. During the three-month period ended December 31, 1999, the company recorded $889,000 from involuntary conversion as a result of replacement value payments on a property claim in excess of the net book value of destroyed assets. See Note 3 on page 4 of this Form 10-Q for further information on this claim.

     Sales for the Roofing Products Group increased 10% to $68,830,000 for the three months ended December 31, 1999 compared to $62,366,000 in the same prior year quarter. Elk continued to achieve strong sales levels for its nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. Demand remained strong for Elk's premium laminated fiberglass asphalt shingles. However, shipments in the current year quarter were held down by lower laminated shingle inventories as a result of a 22% increase in demand during the twelve months ended September 30, 1999 coupled with manufacturing inefficiencies related to Elk's use of alternative sources of nonwoven fiberglass mat in its manufacturing process as a result of the nonwoven mat plant accident referred to above. Lost sales and operating profit related to the inventory shortage were partially offset by $1,130,000 of business interruption insurance recoveries recognized during the quarter ended December 31, 1999. Average selling prices were also slightly higher in the second quarter of fiscal 2000 compared to the same prior year quarter. Operating income for the Roofing Products Group increased 20% to $11,318,000 in the three months ended December 31, 1999 compared to $9,445,000 in the prior year quarter, primarily as a result of higher sales.

     Sales for the Industrial Products Group increased 46% in the three-month period ended December 31, 1999 to $12,861,000 from $8,798,000 in the same prior year quarter. Operating income for the Industrial Products Group increased 29% to $1,407,000 in the current year quarter compared to $1,089,000 in the prior year quarter. Cybershield's sales more than doubled for the three-month period ended December 31, 1999 and operating profit rose substantially compared to the same prior year quarter. This continuing growth is primarily the result of rapidly accelerating demand for digital wireless handsets, combined with a significant increase in the number of value added products and services provided to the digital wireless cellular phone industry by Cybershield.

     Significantly higher sales and operating results for Cybershield were offset by a 30% decrease in sales and an $866,000 operating loss at Chromium, which experienced lower demand for remanufactured diesel engine components used in the railroad and marine transportation industries. The operating loss included over $800,000 of nonrecurring costs to relocate equipment and other consolidation related items incurred in transferring its manufacturing operations in Lufkin, Texas to Cleveland, Ohio. When the relocation is completed in the March 2000 quarter, Chromium's operating expenses will have been reduced by about $1,000,000 per year as a result of this consolidation. OEL, the company's patent licensing and engineering consulting services business, reported lower revenues and operating income for the three months ended December 31, 1999 compared to the same quarter in the prior fiscal year.

     Overall selling, general and administrative costs (SG&A) in the three-month period ending December 31, 1999 were only slightly higher than in the same period in the prior fiscal year despite the 15% increase in revenues. As a percentage of sales, SG&A costs were 12.0% of sales in the current year quarter compared to 13.8% in the prior year quarter.

     Interest expense for the three months ended December 31, 1999 was lower than in the same quarter last year. The company capitalized $509,000 of interest in the current year quarter in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major projects.

CHANGES IN THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1998.

     During the six-month period ended December 31, 1999, net income before last year's cumulative effect of a change in accounting principle increased 43% to $17,480,000 from $12,204,000 in last year's first half. Sales increased 13% compared to the prior year period. The increases in sales and net income before the accounting change were primarily the result of rapidly increasing demand for Cybershield's products used in digital wireless cellular phones, combined with strong shipments of roofing mat products and premium laminated fiberglass asphalt shingles. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which resulted in a $4,340,000 charge, net of tax, for the cumulative effect of this accounting change. This one-time cumulative charge reduced last year's first half net income to $7,864,000 compared to $17,480,000 in the first half of the current fiscal year.

     Sales for the Roofing Products Group increased 9% to $151,769,000 for the six months ended December 31, 1999 compared to $139,280,000 in the same period last year. Despite strong demand for Elk's premium laminated asphalt shingles, shipments were held down by lower laminated shingle inventories at the beginning of the current fiscal year as a result of a 24% increase in demand during the last nine months of fiscal 1999. Strong sales increases were achieved for nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. Operating income for the Roofing Products Group increased 25% in the first half of fiscal 2000 to $27,595,000 from $22,145,000 in the prior year period, primarily as a result of strong sales of premium laminated fiberglass asphalt shingles and nonwoven fiberglass mats, together with improved margins from increased manufacturing output. During the first half of fiscal 2000, Elk was able to largely offset increasing asphalt and glass fiber raw material costs by increasing laminated shingle prices. As a result of rapidly escalating crude oil prices, asphalt costs for the month of January
2000 were about 30% higher than in the same month last year. Further asphalt price increases are expected in February 2000. In addition, prices for glass fiber are expected to be about 10% higher in the March 2000 quarter compared to the same quarter last year. About one-half of the higher raw material costs expected in the March 2000 quarter should be offset by higher selling prices for Elk Prestique laminated shingles.

     Raw material cost increases not offset by higher selling prices are presently expected to reduce net income by about $1,000,000 in the March 2000 quarter. If asphalt prices increase beyond their price level in early February 2000, the reduction in net income may be higher. If Elk Prestique laminated shingle price increases announced for late March 2000 are successfully implemented, the higher raw material cost increases currently being experienced should be fully offset in the June 2000 quarter, provided that raw material costs stabilize at current levels.

     Sales for the Industrial Products Group increased 45% in the first half of fiscal 2000 to $25,667,000 from $17,737,000 in the same period in the prior fiscal year. Operating income for the Industrial Products Group increased 12% in the six months ended December 31, 1999 to $2,936,000 compared to $2,631,000 in the same period last year. Sales of Cybershield's advanced shielding products and related services for the digital wireless cellular phone industry more than doubled in the first six months of fiscal 2000 and Cybershields' operating profit nearly doubled compared to the first six months in the prior fiscal year. The current year results include Cybershield's Canton, Georgia operation, which was acquired in January 1999 as YDK America, Inc. This new company generated positive operating income during the first half of fiscal 2000 after incurring initial operating losses in the latter half of fiscal 1999. In addition to the strong growth in demand for digital wireless handsets, recent significant orders for new business in other areas include shielding of a new laptop computer for one of the largest computer manufacturers, shielding of components for telecommunications switching equipment for a leading manufacturer, high performance coatings for magnesium components of lightweight digital video projectors used for computerized business presentations, and shielding of bar code readers for a leading manufacturer.

    Cybershield plans to expand its digital wireless cellular phone business to serve the European, Asian and Latin American markets over the next few years through acquisition or other business arrangements to better serve its customers' growing markets for digital wireless cellular phones and other digital wireless electronic products. Cybershield is planning to establish operations in Europe by the summer of calendar year 2000 before pursuing other global growth opportunities.

     For the first six months of fiscal 2000, Chromium Corporation's sales decreased 31% compared to the same prior year period as a result of lower demand for remanufactured diesel engine components used in the railroad and marine transportation industries. Excluding nonrecurring items relating to the consolidation of its manufacturing operations, Chromium's operating results were near break-even in the first six months of fiscal 2000 compared to a small operating profit achieved in the first half last year. Revenues for OEL's patent licensing and engineering consulting services were lower in the first half of fiscal 2000 compared to the same six month period last year, but operating profit was slightly higher. Management expects some improvement at OEL in the second half of fiscal 2000 because of higher demand for its services resulting from higher oil prices.

     Overall SG&A costs in the six-month period ending December 31, 1999 were lower than in the same period in the prior fiscal year. In the prior year, the company adjusted its medical and casualty self-insurance reserves to reflect escalating cost trends and recorded a write-off of certain computer related items. As a percentage of sales, SG&A costs were 10.9% of sales in the first half of fiscal 2000 compared to 12.8% in the prior year period.

     Interest expense in the first half of fiscal 2000 was lower than in the same period last year, as the company capitalized $784,000 of interest in the current year period in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major projects.

FINANCIAL CONDITION

     During the first six months of fiscal 2000, the company generated cash flows of $44,255,000 from operating activities. Of this total, $22,469,000 was the result of the significantly reduced level of working capital. The decrease in working capital was primarily due to a significant seasonal decrease in trade receivables, and increased current liabilities, partially offset by higher inventories. The higher level of current liabilities was primarily attributable to the normal timing of vendor payments and payables associated to the construction of a new roofing plant. Trade receivables were lower primarily due to seasonality in the roofing products business. The trade receivable balance at the end of fiscal 1999 was unusually high as a result of a 28% year-to-year increase in sales during the last two months of fiscal 1999 (the period to which most outstanding receivables at June 30, 1999 apply). Higher inventories were primarily attributable to seasonality and to increased raw materials, which reflected the purchase of certain raw materials in anticipation of price increases. The current ratio at December 31, 1999 was 2.4:1 compared to 3.3:1 at June 30, 1999. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

     The company used $29,751,000 for investing activities in the first six months of fiscal 2000. Most expenditures were for additions to property, plant and equipment. About $22,000,000 of capital expenditures in the first six months of fiscal 2000 were for the purchase of land and construction costs relating to the new $70,000,000 Myerstown, Pennsylvania premium laminated fiberglass asphalt shingle plant. This new facility is expected to be completed next fall with manufacturing operations scheduled to begin in the December quarter of calendar year 2000. The Myerstown plant is expected to increase the company's overall laminated shingle capacity by about 38%. The company plans to invest about $137,000,000 over a three-year period beginning in fiscal 2000, including the costs to build the new roofing plant, together with expenditures to expand capacity and improve productivity at existing plants, to install production lines for new products and to increase capacity for Cybershield's digital wireless cellular phone business. The company expects to incur about $75,000,000 of these capital expenditures in fiscal 2000.

     Cash flows used for financing activities were $15,420,000 during the first six months of fiscal 2000, primarily resulting from dividend payments and a $13,700,000 decrease in long-term debt. Long-term debt represented 24% of the $202,312,000 of invested capital (long-term debt plus shareholders' equity) at December 31, 1999.

     In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. As of December 31, 1999, 129,992 shares with a cumulative cost of $1,771,000 had been repurchased under this authorization.

     Effective January 5, 2000, the company increased its revolving credit facility from $100,000,000 to $125,000,000 and extended the facility to December 15, 2004 to support its capital expansion program. Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 2000 and beyond to fund its currently planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

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

YEAR 2000 ISSUE

     The company is currently developing a new information system for most of its critical financial, distribution and manufacturing applications. While the primary purpose of the new information system is to modernize and improve the company's operations, it is also expected to resolve the Year 2000 issues in these critical computer systems. The system was completed and implemented at all but one location as of December 31, 1999 at an estimated total cost of about $12,000,000. Implementation at one operating location has been deferred until the first quarter of calendar year 2000. This location will continue to utilize the company's existing information system until the new system is implemented. The company has completed all testing and remedial programming for the existing computer system and believes this existing system to be Year 2000 compliant. Costs to develop the new information system are being capitalized. Other costs relating to Year 2000 readiness projects have been about $425,000.

     As of February 14, 2000, the company has experienced no significant problems relating to its Year 2000 readiness. Activities within the company and with its suppliers and other third parties are continuing to be monitored.

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

         6. Although the company currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds and borrowings under its existing loan facility, significant increases in interest rates could substantially affect its borrowing costs under its existing loan facility, or its cost of alternative sources of capital.

         7. Each of the company's businesses, especially its Cybershield's digital wireless cellular phone business, is subject to the risks of technological changes that could affect the demand for or the relative cost of the company's products and services, or the method and profitability of the method of distribution or delivery of such products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly.

         8. Although the company insures itself against physical loss to its manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds and explosions, operating results could be adversely affected if any of its manufacturing facilities became inoperable for an extended period of time due to such events.

         9. Each of the company's businesses is actively involved in the development of new products, processes and services which are expected to contribute to the company's ongoing long-term growth and earnings. If such development activities are not successful, or the company cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

     Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

         GAF Patent Litigation

         On February 9, 2000, Elk and GAF stipulated to a dismissal of all claims and counterclaims in the utility patent case. Trial on Elk's trade dress claim in the design case, including GAF's counterclaims, is unscheduled but pending. GAF's motion for attorneys fees also is pending.

         While management can give no assurances regarding the ultimate outcome of the remaining litigation, even if the outcome were to be adverse to Elk, it is not expected to have a material adverse effect on the Registrant's financial position or liquidity.

         Gibraltar Tort Litigation

         On February 7, 2000, the settlement with the plaintiffs in the remaining Gibraltar tort litigation was consummated. The settlement, which was accrued in the fourth quarter of fiscal 1999, did not have a material adverse effect on the Registrant's results of operations, financial position or liquidity.

         On November 22, 1999, Cybershield of Texas, Inc. (f/k/a Chromium Corporation) filed suit in County Court in Dallas County, Texas, against its primary and umbrella/excess insurance carriers seeking recovery of its defense costs, and certain other damages, in connection with the Gibraltar tort litigation. The coverage litigation is not expected to have a material effect on the Registrant's results of operations, financial position or liquidity.

ITEM 4:  Submission of Matters to a Vote of Security Holders

(a) The company's Annual Meeting of Shareholders was held on October 26, 1999 for the purpose of electing two directors ratifying the appointment of the company's independent auditors.

(b)      Directors Elected:                              NUMBER OF VOTES
                                                         ---------------

                                                                    AUTHORITY
                                                       FOR           WITHHELD
                                                       ---          ---------
                 David W. Quinn                     16,681,341         87,612
                 Richard J. Rosebery                16,676,092         92,861

                 Other Directors Whose Term Continued After the Meeting:

                 James E. Hall
                 Thomas D. Karol
                 Dale V. Kesler
                 William F. Ortloff*
                 Harold K. Work

                 *Mr. Ortloff passed away October 27, 1999

   (c) Other matters voted upon at the meeting and the number of affirmative votes, negative votes and abstentions.

                                                                NUMBER OF VOTES
                                                  ----------------------------------------

                                                  AFFIRMATIVE     AGAINST      ABSTENTIONS
                                                  -----------     -------      -----------
                 Ratification of Arthur
                 Andersen LLP as
                 independent auditors of
                 the company for the fiscal
                 year ending June 30, 2000         16,689,740      36,463           42,750

ITEM 6:  Exhibits and Reports of Form 8-K

   (a)   Exhibit:

         Exhibit (4.11): Fifth Amendment dated January 5, 2000 to Loan Agreement dated September 29, 1993 among Elcor Corporation, Bank of America, N.A., as Issuer, Administrative Lender, and Lender; and Comerica Bank-Texas, Bank of Tokyo-Mitsubishi, Ltd., The Frost National Bank, and Bank One, Texas, N.A., as Lenders.

         Exhibit (27): Financial Data Schedule (EDGAR submission only).

   (b) The registrant filed one report on Form 8-K during the quarter ended December 31, 1999. The registrant filed a Form 8-K on October 19, 1999 relating to a press release containing "forward-looking statements" about its prospects for the future.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ELCOR CORPORATION



DATE:    February 14, 2000                 /s/ Richard J. Rosebery
     --------------------------            -------------------------------------
                                           Richard J. Rosebery
                                           Vice Chairman, Chief Financial &
                                           Administrative Officer and Treasurer

                                           /s/ Leonard R. Harral
                                           -------------------------------------
                                           Leonard R. Harral
                                           Vice President and Chief
                                           Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
Exhibit (4.11):    Fifth Amendment dated January 5, 2000 to Loan Agreement dated
                   September 29, 1993 among Elcor Corporation, Bank of America,
                   N.A., as Issuer, Administrative Lender, and Lender; and
                   Comerica Bank-Texas, Bank of Tokyo-Mitsubishi, Ltd., The
                   Frost National Bank and Bank One, Texas, N.A., as Lenders.

Exhibit (27):      Financial Data Schedule (EDGAR submission only).

                   The registrant filed one report on Form 8-K during the quarter ended December 31, 1999. The registrant filed a Form
                   8-K on October 19, 1999 relating to a press release containing "forward-looking statements" about its prospects for the future.