Form 10-Q
period 2000-03-31
ELCOR CORP
filed 2000-05-11
CIK 32017

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


For Quarter Ended March 31, 2000                   Commission File number 1-5341
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
                                             ---    ---
     As of close of business on May 1, 2000, Registrant had outstanding 19,610,514 shares of Common Stock, Par Value $1 per Share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           (Unaudited, $ in thousands)

                                                                       March 31,    June 30,
ASSETS                                                                    2000         1999
                                                                       ---------    ---------
CURRENT ASSETS
Cash and cash equivalents                                              $   4,852    $   4,186
Trade receivables, less allowance of $963 and $967                        78,647       72,866
Inventories -
         Finished goods                                                   21,295       15,377
         Work-in-process                                                     355          180
         Raw materials                                                    13,337       10,213
                                                                       ---------    ---------
                  Total inventories                                       34,987       25,770
                                                                       ---------    ---------

Prepaid expenses, insurance receivable and other                           2,936        8,352
Deferred income taxes                                                      2,371        2,111
                                                                       ---------    ---------
                  Total current assets                                   123,793      113,285
                                                                       ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                   262,520      212,704
         Less - accumulated depreciation                                 (84,892)     (76,984)
                                                                       ---------    ---------
                  Property, plant and equipment, net                     177,628      135,720
                                                                       ---------    ---------

OTHER ASSETS                                                               2,651        3,177
                                                                       ---------    ---------
                                                                       $ 304,072    $ 252,182
                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                       $  25,437    $  18,067
Accrued liabilities                                                       11,717       15,817
                                                                       ---------    ---------
                  Total current liabilities                               37,154       33,884
                                                                       ---------    ---------

LONG-TERM DEBT                                                            88,700       63,000
DEFERRED INCOME TAXES                                                     19,642       18,047

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                                             19,988       19,988
         Paid-in-capital                                                  58,834       59,586
         Retained earnings                                                85,387       64,632
                                                                       ---------    ---------
                                                                         164,209      144,206
         Less - Treasury stock (379,367 and 465,149 shares, at cost)      (5,633)      (6,955)
                                                                       ---------    ---------
                  Total shareholders' equity                             158,576      137,251
                                                                       ---------    ---------
                                                                       $ 304,072    $ 252,182
                                                                       =========    =========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)


                                               Three Months Ended         Nine Months Ended
                                             ----------------------    ----------------------
                                              3-31-00      3-31-99      3-31-00      3-31-99
                                             ---------    ---------    ---------    ---------
SALES                                        $  90,448    $  70,735    $ 267,973    $ 227,802
                                             ---------    ---------    ---------    ---------

COST AND EXPENSES
       Cost of sales                            70,607       53,132      201,023      169,506
       Selling, general and administrative      10,002        8,898       29,352       28,982
                                             ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS                           9,839        8,705       37,598       29,314
                                             ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE)
       Gain from involuntary conversion            403           --        1,292           --
       Interest expense, net                      (239)        (464)        (760)      (1,468)
                                             ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                      10,003        8,241       38,130       27,846
       Provision for income taxes                3,792        3,126       14,439       10,527
                                             ---------    ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF
       CHANGE IN ACCOUNTING PRINCIPLE            6,211        5,115       23,691       17,319

CUMULATIVE EFFECT OF CHANGE IN
       ACCOUNTING PRINCIPLE                         --           --           --       (4,340)
                                             ---------    ---------    ---------    ---------

NET INCOME                                   $   6,211    $   5,115    $  23,691    $  12,979
                                             =========    =========    =========    =========

INCOME PER COMMON SHARE-BASIC:
       Before cumulative effect of
          change in accounting principle     $     .32    $     .26    $    1.21    $     .89
       Cumulative effect of change
         in accounting principle                    --           --           --         (.22)
                                             ---------    ---------    ---------    ---------
NET INCOME PER SHARE-BASIC                   $     .32    $     .26    $    1.21    $     .67
                                             =========    =========    =========    =========

INCOME PER COMMON SHARE-DILUTED:
       Before cumulative effect of change
          in accounting principle            $     .31    $     .26    $    1.18    $     .87
       Cumulative effect of change in
          accounting principle                      --           --           --         (.22)
                                             ---------    ---------    ---------    ---------
NET INCOME PER SHARE-DILUTED                 $     .31    $     .26    $    1.18    $     .65
                                             =========    =========    =========    =========

DIVIDENDS PER COMMON SHARE                   $     .05    $   .0467    $     .15    $     .14
                                             =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                          2000        1999
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                     $ 23,691    $ 12,979
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                            7,930       6,825
                  Deferred income taxes                                    1,335       4,340
                  Gain from involuntary conversion                        (1,292)         --
                  Cumulative effect of change in accounting principle         --       4,340
                  Changes in assets and liabilities:
                     Trade receivables                                    (5,781)     (3,101)
                     Inventories                                          (9,217)     (1,355)
                     Prepaid expenses, insurance receivable and other      4,398      (7,131)
                     Accounts payable and accrued liabilities              3,270       3,157
                                                                        --------    --------

                  Net cash provided by operating activities               24,334      20,054
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                      (49,816)    (22,236)
         Business acquisition, net of cash acquired                           --      (5,298)
         Insurance proceeds from involuntary conversion                    2,310       3,187
         Other                                                               504        (304)
                                                                        --------    --------

                  Net cash used for investing activities                 (47,002)    (24,651)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings, net                                        25,700       9,500
         Dividends on common stock                                        (2,936)     (2,729)
         Treasury stock transactions and other, net                          570      (5,970)
                                                                        --------    --------

                  Net cash provided by financing activities               23,334         801
                                                                        --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         666      (3,796)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             4,186       5,240
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  4,852    $  1,444
                                                                        ========    ========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 1999 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ending March 31, 2000 and 1999, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the Company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. This Statement of Position requires, among other things, companies to expense on a current basis previously capitalized start-up costs. Adoption of this Statement of Position resulted in a nonrecurring $4,340,000 charge, net of tax, and is reported as a cumulative effect of change in accounting principle on the Consolidated Statement of Operations for fiscal 1999.

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

     The company submitted claims totaling $17,492,000 for property damage and business interruption. In February 2000 the company reached final settlement with its insurance company. In total, the company received insurance proceeds of $17,017,000 on the claim. Assets with net book value of $3,990,000 were destroyed in the explosion and were insured for replacement value. Overall, the company received replacement value payments on the property claim in excess of the net book value of destroyed assets in the amount of $1,292,000. This amount was recorded as a gain from involuntary conversion.

4. In the fourth quarter of fiscal 1999, management approved a consolidation plan for Chromium Corporation's reciprocating engine components business. All operations for this business activity at the Lufkin, Texas facility have been transferred to the Cleveland, Ohio plant. Costs to relocate equipment and other nonrecurring consolidation items of about $2,600,000 were incurred and recorded to expense in fiscal 2000. The Lufkin, Texas facility will be used for Cybershield's products for digital wireless cellular phones and other electronic equipment.

5. In June 1999, the Board of Directors declared a three-for-two stock split payable in the form of a stock dividend, which was distributed on August 11, 1999 to shareholders of record on July 15, 1999. Appropriate references to number of shares and to per share information in the consolidated financial statements as of March 31, 1999 have been adjusted to reflect the stock split on a retroactive basis.

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

     The Industrial Products Group is comprised of three businesses: (1) products used in digital wireless cellular phones and other electronic equipment; (2) remanufactured large diesel reciprocating engine components used in the railroad and marine transportation industries; and (3) technology licensing and consulting services for the natural gas processing and sulfur recovery industries.

     Historically, the two businesses described above under (1) and (2) in the Industrial Products Group were operated as separate divisions of Chromium Corporation. Effective July 1, 1999, Chromium's operations were segregated into separate companies. The reciprocating engine components business will continue to do business as Chromium Corporation (Chromium) and the digital wireless cellular phones and other electronic equipment business will be operated as subsidiaries of Cybershield, Inc. (Cybershield). The technology licensing and consulting services business will continue to be conducted as Ortloff Engineers, LTD (OEL).

Financial information by company segment is summarized as follows (in thousands):

                                     Three Months Ended        Nine Months Ended
                                         March 31,                 March 31,
                                   ----------------------    ----------------------
                                     2000         1999         2000          1999
                                   ---------    ---------    ---------    ---------
SALES
Roofing products                   $  80,479    $  60,335    $ 232,248    $ 199,615
Industrial products                    9,928       10,356       35,595       28,092
Corporate and eliminations                41           44          130           95
                                   ---------    ---------    ---------    ---------
                                   $  90,448    $  70,735    $ 267,973    $ 227,802
                                   =========    =========    =========    =========
OPERATING PROFIT (LOSS)
Roofing products                   $  12,621    $   9,365    $  40,216    $  31,526
Industrial products                   (1,361)         961        1,575        3,593
Corporate and other                   (1,421)      (1,621)      (4,193)      (5,805)
                                   ---------    ---------    ---------    ---------
                                       9,839        8,705       37,598       29,314

Gain from involuntary conversion         403           --        1,292           --
Interest expense, net                   (239)        (464)        (760)      (1,468)
                                   ---------    ---------    ---------    ---------
Income before income taxes         $  10,003    $   8,241    $  38,130    $  27,846
                                   =========    =========    =========    =========

IDENTIFIABLE ASSETS
Roofing products                   $ 251,018    $ 197,602    $ 251,018    $ 197,602
Industrial products                   31,673       26,163       31,673       26,163
Corporate                             21,381       12,367       21,381       12,367
                                   ---------    ---------    ---------    ---------
                                   $ 304,072    $ 236,132    $ 304,072    $ 236,132
                                   =========    =========    =========    =========
DEPRECIATION AND AMORTIZATION
Roofing products                   $   2,122    $   1,958    $   6,333    $   5,913
Industrial products                      516          298        1,483          787
Corporate                                 38           36          114          125
                                   ---------    ---------    ---------    ---------
                                   $   2,676    $   2,292    $   7,930    $   6,825
                                   =========    =========    =========    =========
CAPITAL EXPENDITURES
Roofing products                   $  16,395    $   6,857    $  41,767    $  13,581
Industrial products                    1,452        1,143        4,831        3,791
Corporate                                639        2,174        3,218        4,864
                                   ---------    ---------    ---------    ---------
                                   $  18,486    $  10,174    $  49,816    $  22,236
                                   =========    =========    =========    =========

8. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes adjustments for the number of shares subject to outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                    Three Months Ended  Nine Months Ended
                                        March 31,           March 31,
                                    ------------------  -----------------
                                      2000      1999     2000      1999
                                    -------   -------   -------   -------
Net income                          $ 6,211   $ 5,115   $23,691   $12,979
                                    =======   =======   =======   =======

Denominator for basic earnings
per share - weighted average
shares outstanding                   19,603    19,494    19,565    19,557

Effect of dilutive securities:
Employee stock options                  599       459       520       384
                                    -------   -------   -------   -------

Denominator for dilutive earnings
per share - adjusted weighted
average shares and assumed
issuance of shares purchased
under incentive stock option plan
using the treasury stock method      20,202    19,953    20,085    19,941
                                    =======   =======   =======   =======

Basic earnings per share            $   .32   $   .26   $  1.21   $   .67
                                    =======   =======   =======   =======

Diluted earnings per share          $   .31   $   .26   $  1.18   $   .65
                                    =======   =======   =======   =======

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1999.

     During the three-month period ended March 31, 2000, net income increased 21% to $6,211,000 from $5,115,000 in the three-month period ended March 31, 1999. Sales increased 28% to $90,448,000 in the current year quarter compared to $70,735,000 in the prior year period. The increase in sales was primarily the result of record shipments for Elk's Prestique(R) premium laminated fiberglass asphalt shingles and roofing mat products, combined with increasing demand for Cybershield's products used in digital wireless cellular phones. The increase in income reflects the significant increase in sales in the roofing products segment and income recognition from settlement of the business interruption insurance claim. During the three-month period ended March 31, 2000, the company recorded a $403,000 gain from involuntary conversion as a result of final settlement on the property claim whereby the company received replacement value payments in excess of the net book value of destroyed assets. See Note 3 on page 4 of this Form 10-Q for further information on the settlement of the business interruption and property claims.

     Sales for the Roofing Products Group increased 33% to $80,479,000 for the three months ended March 31, 2000 compared to $60,335,000 in the same prior year quarter. Elk continued to benefit from strong demand for Elk's premium laminated fiberglass asphalt shingles and its nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. Operating income increased 35% to $12,621,000 in the current year quarter compared to $9,365,000 in the prior year quarter. The current year quarter included $1,700,000 of income relating to the final settlement of the company's business interruption insurance claim. However, during the third quarter of fiscal 2000, asphalt costs were up about $3,100,000 and glass fiber costs were up about $600,000 compared to the same prior year quarter. Elk was not able to recover these higher raw material costs through higher prices during the current year quarter. Elk has implemented a 4% to 5% increase in laminated shingle prices, effective March 27, 2000, and has announced a further 5% to 6% price increase, effective May 1, 2000. These price increases are expected to offset higher raw material costs, provided that raw materials costs stabilize at current levels.

     Sales for the Industrial Products Group decreased 4% to $9,928,000 in the current year quarter compared to $10,356,000 in the prior year third quarter. The Industrial Products Group had an operating loss of $1,361,000 in the three-month period ended March 31, 2000 compared to a $961,000 operating profit in the same period last year. The reduction in sales in the current year period and the operating loss were primarily attributable to the relocation and consolidation of Chromium's operations to the Cleveland, Ohio facility. Chromium was unable to fulfill demand for its remanufactured diesel engine components used in the railroad and marine transportation industries during this period when its facilities were being consolidated. As a result, its sales were lower and it incurred a significant operating loss in the three-month period ended March 31, 2000, including about $1,650,000 of nonrecurring relocation and consolidation costs. This consolidation is expected to reduce Chromium's operating expenses by about $1,000,000 per year.

     Cybershield's sales and operating profit in the three-month period ended March 31, 2000 were adversely affected by a temporary slowdown in Cybershield's production of digital wireless handsets in the first two months of the quarter to make engineering changes in production systems and equipment. Cybershield recorded a 9% increase in sales for the third quarter ended March 31, 2000 as compared to the year-ago quarter. However Cybershield's operating profit in the third quarter of the current year was lower than the prior year's third quarter.

     OEL, the company's patent licensing and engineering consulting services business, reported slightly higher sales than in the prior year quarter and a small operating loss for the three months ended March 31, 2000, as no patent license fees were booked during the current year quarter. OEL expects to benefit from increased demand for its services as a result of higher oil prices.

     Overall selling, general and administrative costs (SG&A) in the three-month period ending March 31, 2000 were 12.4% higher than in the same period in the prior fiscal year, primarily as a result of selling expenses necessary to achieve the 28% increase in revenues. As a percentage of sales, SG&A costs were 11.1% of sales in the current year quarter compared to 12.6% in the prior year quarter.

     Interest expense for the three months ended March 31, 2000 was lower than in the same quarter last year. The company capitalized $748,000 of interest in the current year quarter in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major projects.

CHANGES IN THE NINE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1999.

     During the nine-month period ended March 31, 2000, net income before last year's cumulative effect of a change in accounting principle increased 37% to $23,691,000 from $17,319,000 in last year's nine month period. Sales increased 18% to $267,973,000 in the current year nine-month period compared to $227,802,000 in the prior year period. The increases in sales and net income before the accounting change were primarily the result of strong shipments of roofing mat products and premium laminated fiberglass asphalt shingles, combined with increasing demand for Cybershield's products used in digital wireless cellular phones. During the nine-month period ended March 31, 2000, the company recorded a $1,292,000 gain from involuntary conversion as a result of payments on the property claim whereby the company received replacement value payments in excess of the net book value of destroyed assets. In the first quarter of fiscal 1999, the company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which resulted in a nonrecurring $4,340,000 charge, net of tax, for the cumulative effect of this accounting change. This one-time cumulative charge reduced last year's nine-month net income to $12,979,000 compared to $23,691,000 for the nine-month period in the current fiscal year.

     Sales for the Roofing Products Group increased 16% to $232,248,000 for the nine months ended March 31, 2000 compared to $199,615,000 in the same period last year primarily as a result of strong demand for Elk's premium laminated fiberglass asphalt shingles. Strong sales increases were also achieved for nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. Operating income for the Roofing Products Group increased 28% in the first nine months of fiscal 2000 to $40,216,000 from $31,526,000 in the prior year period, primarily as a result of strong sales of premium laminated fiberglass asphalt shingles and nonwoven fiberglass mats.

     Operating income for the nine months ended March 31, 2000 included $3,478,000 of income relating to the company's business interruption claim caused by an explosion at Elk's nonwoven fiberglass roofing mat plant in Ennis, Texas in September 1998. However, in early fiscal 2000, shipments of Elk's premium laminated fiberglass asphalt shingles were held down by lower laminated shingle inventories. The inventory shortage was partially due to manufacturing inefficiencies related to Elk's use of alternative sources of nonwoven fiberglass mat in its manufacturing process as a result of the nonwoven mat plant accident referred to above.

     Sales for the Industrial Products Group increased 27% in the first nine months of fiscal 2000 to $35,595,000 from $28,092,000 in the same period in the prior fiscal year. Operating income for the Industrial Products Group decreased in the nine-month period ended March 31, 2000 to $1,575,000 compared to $3,593,000 in the same period last year. Sales of Cybershield's advanced shielding products and related services for the digital wireless cellular phone industry increased 72% in the first nine months of fiscal 2000 and Cybershield's operating profit increased 42% compared to the first nine months in the prior fiscal year. The current year results include Cybershield's Canton, Georgia operation, which was acquired in January 1999. This new company generated positive operating income during the first nine months of fiscal 2000 after incurring initial operating losses in the latter half of fiscal 1999.

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

     For the first nine months of fiscal 2000, Chromium Corporation's sales decreased 33% compared to the same prior year period as a result of the relocation of manufacturing facilities for remanufactured diesel engine components used in the railroad and marine transportation industries and the impact of the consolidation of its manufacturing operations. Primarily as a result of about $2,600,000 nonrecurring expenses relating to the consolidation of its manufacturing operations, Chromium recorded a significant operating loss in the first nine months of fiscal 2000 compared to a small operating profit achieved in the same period last year. Revenues and operating income for OEL's patent licensing and engineering consulting services were about the same in the first nine months of fiscal 2000 compared to the same nine-month period last year.

     Overall SG&A costs in the nine-month period ending March 31, 2000 were about 1% higher than in the same period in the prior fiscal year. However, in the prior year period, the company adjusted its medical and casualty self-insurance reserves and recorded a write-off of certain computer related items. As a percentage of sales, SG&A costs were 11.0% of sales in the first nine months of fiscal 2000 compared to 12.7% in the prior year period.

     Interest expense in the first nine months of fiscal 2000 was lower than in the same period last year, as the company capitalized $1,532,000 of interest in the current year period in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major projects.

FINANCIAL CONDITION

     During the first nine months of fiscal 2000, the company generated cash flows of $24,334,000 from operating activities. Increased working capital requirements primarily relate to higher trade receivables and inventory levels at March 31, 2000, which are primarily due to seasonal increases in business activity. In addition, trade receivables generally increase during the late winter and early spring months resulting from extended payment terms to certain customers during these months, with payment generally due during the summer months. Increased trade receivables and inventories were partially offset by lower other current assets and higher current liabilities. Lower current assets primarily reflect collections from and final settlement with an insurance company related to the explosion at its fiberglass roofing mat plant in Ennis, Texas in September 1998. The higher level of current liabilities was primarily attributable to the increased levels of operating activities and payables associated with the construction of a new roofing plant. The current ratio was 3.3:1 at both March 31, 2000 and June 30, 1999. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

     The company used $47,002,000 for investing activities in the first nine months of fiscal 2000. Most expenditures were for additions to property, plant and equipment. About $36,000,000 of capital expenditures in the first nine months of fiscal 2000 were for the purchase of land and construction costs relating to the new $70,000,000 Myerstown, Pennsylvania premium laminated fiberglass asphalt shingle plant. This new facility is expected to be completed in fall 2000 with manufacturing operations scheduled to begin in the December 2000 quarter. The Myerstown plant is expected to increase the company's overall laminated shingle capacity by about 38%. The company plans to invest about $137,000,000 over a three-year period beginning in fiscal 2000, including the costs to build the new roofing plant, together with expenditures to expand capacity and improve productivity at existing plants, to install production lines for new products and to increase capacity for Cybershield's digital wireless cellular phone business. The company expects to incur about $75,000,000 of these capital expenditures in fiscal 2000.

     Cash flows from financing activities were $23,334,000 during the first nine months of fiscal 2000, primarily resulting from a $25,700,000 increase in long-term debt. Long-term debt represented 36% of the $247,276,000 of invested capital (long-term debt plus shareholders' equity) at March 31, 2000.

     In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. As of March 31, 2000, 129,992 shares with a cumulative cost of $1,771,000 had been repurchased under this authorization.

     Effective January 5, 2000, the company increased its revolving credit facility from $100,000,000 to $125,000,000 and extended the facility to December 15, 2004 to support its capital expansion program. Management believes that current cash and cash equivalents, cash flows from operations and its unsecured revolving credit facility should be sufficient during fiscal 2000 and beyond to fund its currently planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements. However, management believes it could secure additional capital at favorable rates, if needed, to support its growth and international expansion plans.

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

YEAR 2000 ISSUE

     As of May 11, 2000, the company has experienced no significant problems relating to its Year 2000 readiness. Activities within the company and with its suppliers and other third parties are continuing to be monitored.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "outlook," "believe," "estimate," "plan," "project," "expect," "anticipate," "predict," "could," "should," "may," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, Elcor's actual results could differ materially from those discussed here. Such risks and uncertainties include, but are not limited to, the following:

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

     5. The company's litigation, including its trade dress litigation against GAF Building Materials Corporation and certain affiliates, and its defense of the purported class action brought by Wedgewood Knolls Condominium Association, is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

     6. Although the company currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds and borrowings under its existing loan facility, significant increases in interest rates could substantially affect its borrowing costs under its existing loan facility, or its cost of alternative sources of capital.

     7. Each of the company's businesses, especially Cybershield's digital wireless cellular phone business, is subject to the risks of technological changes that could affect the demand for or the relative cost of the company's products and services, or the method and profitability of the method of distribution or delivery of such products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly.

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

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

GAF Patent Litigation

     On March 8, 2000, the district court in Elk's design patent case denied GAF's motion for attorneys fees.

     Trial on Elk's trade dress claim in the design case, including GAF's counterclaims, is unscheduled but pending. Also pending is GAF's motion for attorneys fees in the utility patent case which was recently dismissed by stipulation of the parties.

     While management can give no assurances regarding the ultimate outcome of the remaining litigation, even if the outcome were to be adverse to Elk, it is not expected to have a material adverse effect on the Registrant's financial position or liquidity.

     For further information and background on the GAF Patent Litigation see
Part I, Item 3 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999, and Part II, Item 1 of the Quarterly Reports on Form 10-Q for the quarters ended September 30, 1999 and December 31, 1999.

Wedgewood Knolls Litigation

     On February 25, 2000, Wedgewood Knolls Condominium Association filed a purported class action against the Registrant and Elk Corporation in the United States District Court in Newark, New Jersey. The purported nationwide class would include purchasers or current owners of buildings with certain Elk asphalt shingles installed between January 1, 1980 and present. The suit alleges, among other things, that the shingles were uniformly defective. It seeks reformation of the limited warranty applicable to the shingles, and unspecified damages for breach of implied and written warranties and alleged unfair or deceptive trade practices on behalf of the plaintiff and the purported class.

     The Registrant and Elk intend to vigorously defend the suit, and believe the claims and the purported class are totally without merit.

ITEM 6: Exhibits and Reports of Form 8-K

     (a)  Exhibit:

          Exhibit (27): Financial Data Schedule (EDGAR submission only).

     (b) The registrant filed one report on Form 8-K during the quarter ended March 31, 2000. The registrant filed a Form 8-K on January 20, 2000 relating to a press release containing "forward-looking statements" about its prospects for the future.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ELCOR CORPORATION



DATE: May 11, 2000                           /s/ Richard J. Rosebery
     -----------------                       -----------------------------------
                                             Richard J. Rosebery
                                             Vice Chairman, Chief Financial &
                                             Administrative Officer

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