Form 10-K
period 2000-06-30
ELCOR CORP
filed 2000-09-26
CIK 32017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED JUNE 30, 2000                COMMISSION FILE NUMBER 1-5341
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

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
---------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of common stock held by nonaffiliates as of September 5, 2000, was $265,520,290. This amount is based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 5, 2000. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are "Affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

     As of the close of business on September 5, 2000, the Registrant had 19,522,684 shares of Common Stock outstanding.

     Documents incorporated by reference. Listed below are the documents, any portion of which are incorporated by reference and the parts of this report into which such portions are incorporated:
                    PROXY STATEMENT DATED SEPTEMBER 20, 2000
                             PART III OF FORM 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

         Elcor Corporation (Registrant), incorporated in 1965 as a Delaware corporation, is a publicly held corporation headquartered in Dallas, Texas. Shares of the Registrant's common stock are traded on the New York Stock Exchange with the ticker symbol - ELK.

Lines of Business

         Roofing Products

         The Registrant, through Elk Corporation of Dallas and its subsidiaries
(Elk), is engaged in the manufacture and sale of premium laminated fiberglass asphalt shingles and accessory roofing products. Elk also manufactures and sells nonwoven fiberglass roofing mats for use in manufacturing asphalt roofing products and nonwoven mats for use in other industrial applications. Elk's premium laminated fiberglass asphalt shingle manufacturing plants are located in Tuscaloosa, Alabama, Ennis, Texas, and Shafter, California. A fourth major laminated shingle plant in Myerstown, Pennsylvania is currently under construction. Limited production for this new plant is scheduled to begin in the December quarter of calendar year 2000. The Myerstown, Pennsylvania plant, which is housed in a 415,000 square foot building located on a 125 acre plant site, is expected to increase Elk's total laminated shingle capacity by approximately 38%.

         The major products manufactured at Elk's roofing plants are premium laminated fiberglass asphalt shingles sold under its brand names: Prestique(R) Plus, Prestique I, Prestique II and Capstone(R). In fiscal 1995, Elk introduced to its Prestique lines of premium laminated fiberglass asphalt shingles the patented Enhanced High Definition(R) and Raised Profile(TM) look. In addition, Elk also manufactures premium fiberglass asphalt hip and ridge products:
Seal-a-Ridge(R) and Z(R) ridge brands. Other premium asphalt roofing and accessory products are currently under development.

         Elk's roofing products are sold by employee sales personnel primarily to roofing wholesale distributors, delivery being made by contract carrier or by customer vehicles from the manufacturing plants or warehouses. Elk's products are distributed nationwide with Texas, California and Florida representing the largest market areas. The roofing products segment accounted for approximately 87% of consolidated sales of the Registrant in fiscal 2000. Overall, asphalt shingles account for about 93% of the nation's sloped roof market. Premium laminated asphalt shingles account for approximately 40% of the residential sloped asphalt shingle roofing market. About 83% of all asphalt shingles are used in reroofing and remodeling and 17% are used in new construction. For the past several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by emerging larger national building products distributors. One customer, ABC Supply Co. Inc., the largest roofing wholesale distributor in the United States, accounted for 17% of consolidated sales in fiscal 2000, 18% of consolidated sales in fiscal 1999, and 16% of consolidated sales in fiscal 1998.

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

         On September 15, 1998, Elk experienced an explosion at its fiberglass roofing mat plant in Ennis, Texas. The explosion significantly damaged a drying oven and caused less extensive damage to the remainder of one mat manufacturing line. There was no damage to the separate mat line that runs in parallel to the damaged line, nor was there any damage to Elk's Ennis, Texas shingle manufacturing plant. There were no injuries from the explosion. The damaged line was restored to partial operation in December 1998. By March 1999, the damaged section had been replaced. By June 1999, the line had resumed operating at line speeds equivalent to line speeds at the time of the explosion. Final settlement with the Registrant's insurance company was agreed upon in February 2000 with Elk receiving $17,017,000, which represented 97.3% of claimed losses and damages from the accident. Refer to the "Involuntary Conversion" footnote on page 36 of this Form 10-K for additional discussion of this matter.

         During fiscal 2000, Elk continued to make progress in developing a family of proprietary Versashield(TM) coated nonwoven products for use in a variety of industrial and consumer applications. A semi-commercial pilot manufacturing line is now supplying limited quantities of these products to initiate market development sales. Elk is also developing several new premium residential roofing products that the company believes to have good market potential.

         Electronics Manufacturing Services

         The electronics manufacturing services segment consists of the various operating subsidiaries of Cybershield, Inc. (collectively Cybershield). Due to the increasing materiality of the electronics manufacturing services business to the Registrant, its operations have been segregated into a separate segment as of June 30, 2000. These operations were previously included in the industrial products group. Accordingly, prior year segment data has been restated to reflect this change in reported segments. Cybershield accounted for 10% of consolidated sales in fiscal 2000.

         Cybershield is engaged in providing shielding solutions and other related value-added services to manufacturers of digital wireless cellular phones, telecommunications and other electronic equipment. Cybershield's conductive coatings and gaskets are designed to control the level of electromagnetic and radio frequency interference (EMI/RFI) emissions generated by microchips and electronic components. Cybershield's product offerings include selective and doubleside applications of electroless copper and nickel, conductive dispense gaskets which are formed in place, proprietary plating of die-cast magnesium components, decorative paint finishes, pad print, robotic conductive spray paints and vacuum metalization of plastic components. Sales are generated by employee sales personnel, with delivery made primarily by contract carrier.

         In January 1999, Cybershield acquired YDK America, Inc., located in Canton, Georgia, a leading supplier to the computer industry of electroless conductive coatings for electronic plastic enclosures and components. This acquisition doubled Cybershield's electroless coating capacity and geographically reduced the source concentration risk for its customers. In June 1999, YDK America, Inc. was renamed Cybershield of Georgia, Inc. In fiscal 2000, the Canton, Georgia facility was expanded, doubling its plant size. Cybershield also made significant investments in automated manufacturing equipment at both of its manufacturing plants.

         Cybershield plans to expand its digital wireless cellular phone business to serve the European, Asian and Latin American markets over the next few years through acquisition or other business arrangements to better serve its customers' growing markets for digital wireless cellular phones and other digital wireless electronic products. Cybershield is currently reviewing options to establish operations in Europe in fiscal 2001 before pursuing other global growth opportunities.

         Industrial Products

         Chromium Corporation is engaged in the remanufacture of diesel engine cylinder liners, including hard chrome plating of cylinder bores and tin plating of pistons, primarily for the railroad and marine industries; and hard chrome plating of original equipment cylinder liners and tin plating of pistons for major domestic locomotive manufacturers. In the fourth quarter of fiscal 1999, Registrant's management approved a consolidation plan for Chromium's reciprocating engine components business. During fiscal 2000, all operations for this business activity in Lufkin, Texas were transferred to Chromium's Cleveland, Ohio plant. The Lufkin, Texas facility will be used exclusively for electronics manufacturing services operations.

         Another unit of the Registrant, OEL, LTD, d/b/a Ortloff Engineers, LTD (Ortloff) is engaged in providing technology licensing and engineering support services and in providing engineering consulting services to the oil and gas production, gas processing and sulfur recovery industries. Ortloff licenses technology covered by and related to patents owned by the Registrant for use in new or redesigned natural gas and refinery gas processing facilities, and utilizes technology licensed from others and its own expertise in the performance of consulting and engineering assignments. Ortloff continues to develop and patent improved processes for natural gas processing. Moreover, Ortloff offers significant expertise and other nonpatented technology associated with its processes that is difficult for customers to obtain on a cost effective basis from others. Ortloff has also been successful in expanding its markets into several parts of Latin America.

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

         Electronics Manufacturing Services

         The Registrant believes that Cybershield is the Western Hemisphere's leading provider of shielding solutions to the digital wireless telecommunications industry, serving both the handset and infrastructure segments of the industry. However, the Registrant believes it has smaller competitors serving specific portions of Cybershield's markets. During fiscal 2000, Cybershield diversified its customer base through the establishment of new relationships with several important manufacturers of cellular handsets. Cybershield's telecommunications customers include each of the four largest manufacturers of digital wireless phones and the three largest manufacturers of telephone infrastructure equipment in North America. During fiscal 2000, Cybershield's largest customer established a second production source for a portion of its cellular handset shielding requirements. The Registrant competes primarily on the basis of the breadth and quality of its product offering, design and service.

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

Raw Materials

         Roofing Products

         In the asphalt roofing products manufacturing business, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. All of these materials are presently available from several sources and are in adequate supply. Historically, the Registrant has been able to pass some of the higher raw material and transportation costs through to the customer. However, in the second half of fiscal 2000, the Registrant was adversely affected by rapidly escalating asphalt and glass fiber costs. Even though price increases were implemented, higher selling prices subsequent to the raw material price increases did not fully offset the substantial increases in raw material costs. There is considerable pressure on pricing in the current market which may restrict the Registrant's ability to realize previous price increases.

         Electronics Manufacturing Services

         In the electroless shielding business, copper and nickel are the significant raw materials. These materials are presently available and in adequate supply.

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

Patents, Licenses, Franchises and Concessions

         The Registrant or its subsidiaries hold certain patents, particularly in its engineering consulting and licensing business, which are significant to its operations. However, the Registrant does not believe that the loss of any one of these patents or of any license, franchise or concession would have a material adverse effect on the Registrant's overall business operations.

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

Persons Employed

         At June 30, 2000, the Registrant and its subsidiaries had 1,166 employees. Of this total, 718 were employed in the roofing products business segment, 285 were employed in the electronics manufacturing services business segment, 129 were employed in the industrial products business segment, and 34 were employed at the corporate office. The Registrant believes that it has good relations with its employees.

Extended Payment Terms

         In some years, the Registrant's roofing products business provides extended payment terms to certain customers for some product shipments during the winter and early spring months, with payment generally due during the summer months. As of June 30, 2000, $8,369,000 in receivables relating to such shipments were outstanding, all of which were due and collected in the first three months of fiscal 2001.

Seasonal Business

         The Registrant's electronics manufacturing services and industrial products businesses are substantially nonseasonal. The Registrant's roofing products manufacturing business is seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in its marketing areas typically limit the installation of residential roofing products which causes sales to be slower during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen to twenty-four months depending upon the extent of roof damage. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

Item 2.  Properties

         All significant facilities are owned and unencumbered by liens in favor of nonaffiliates except as discussed herein.

         Roofing Products

         Asphalt roofing products are manufactured at plants located in Tuscaloosa, Alabama, Ennis, Texas and Shafter, California. A fourth major laminated shingle plant in Myerstown, Pennsylvania is under construction and is scheduled to begin limited production in the December quarter of calendar year 2000. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured on two parallel production lines located in Ennis, Texas.

         Corporate headquarters and administrative offices for the asphalt roofing products operations are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

         Electronics Manufacturing Services

         Electronics manufacturing services operating facilities are located in Lufkin, Texas and Canton, Georgia. Corporate headquarters and most administrative offices for the electronics manufacturing services operations are located at the same leased facility as the Registrant's corporate offices in Dallas, Texas. Some administrative offices are located at the plant facilities.

         Industrial Products

         The reciprocating engine components plant, which primarily is involved in the hard chrome plating of original equipment and remanufactured diesel engine cylinder liners and related equipment, is located in Cleveland, Ohio. In fiscal 2000, operations for the reciprocating engine components business were consolidated and all operations for this business activity were transferred to Cleveland, Ohio. The Lufkin, Texas facility is now used exclusively for Cybershield's electronics manufacturing services operations.

         Corporate headquarters and administrative offices are located at the Cleveland, Ohio manufacturing facility.

         The Ortloff engineering and process licensing group is located in leased offices in Midland, Texas.

         Corporate Offices

         The Registrant's corporate headquarters is located in leased offices in Dallas, Texas.

         In fiscal 2000, land and buildings in Waco, Texas, formerly used in the discontinued solid waste handling equipment manufacturing business, were sold.

Item 3.  Legal Proceedings

         Purported Class Action Litigation

         In February 2000, Wedgewood Knolls Condominium Association filed a purported class action in the United States District Court in Newark, New Jersey, which as amended names Elk Corporation of Texas and Elk Corporation of Alabama. The purported nationwide class would include purchasers or current owners of buildings with certain Elk asphalt shingles installed between January 1, 1980 and present. The suit alleges, among other things, that the shingles were uniformly defective. It seeks reformation of the limited warranty applicable to the shingles, and unspecified damages for breach of implied and written warranties and alleged unfair or deceptive trade practices on behalf of the plaintiff and the purported class.

         In June 2000, an individual homeowner filed a purported class action, Lastih v. Elk Corporation of Alabama, in the Judicial District of Hartford, Connecticut. In August 2000, Elk removed that case to the United States District Court in New Haven, Connecticut. The Lastih suit involves similar class allegations and claims to those asserted in the Wedgewood Knolls suit described above.

         Elk has denied the claims asserted in the Wedgewood Knolls and Lastih actions, and is vigorously defending these suits. Elk has denied that class certification is appropriate and intends to contest any attempts to certify such a class. The Registrant cannot predict whether these actions, which are both in early stages, will have a material adverse effect on its results of operations, financial position or liquidity.

         GAF Patent Litigation

         For approximately five years, Elk Corporation of Dallas (Elk) has been in patent litigation with GAF Building Materials Corporation and related GAF entities (collectively, GAF). In August 2000, Elk and GAF reached an agreement to dismiss all remaining claims in the patent litigation, which is being finalized.

         Gibraltar Tort Litigation

         In 1995 and 1996, Chromium Corporation was sued in four separate tort lawsuits brought on behalf of numerous plaintiffs who alleged unspecified personal injuries and property damages associated with the former operation of a licensed hazardous waste treatment, storage and disposal facility in Smith County, Texas known as the Gibraltar facility. Chromium was sued as a generator of waste sent to the Gibraltar facility, along with numerous other generator defendants and current and former owners and operators of the facility.

         The plaintiffs non-suited or dismissed the generator defendants, including Chromium, from two of the cases. In June 1999, Chromium reached a settlement with plaintiffs in the remaining two cases, including Adams v. American Ecology Environmental Services Corporation, a case pending in Tarrant County (Texas) District Court. In December 1999, however, a new group of approximately 30 plaintiffs sought to intervene in the Adams suit and sued the generator defendants and others in an action, Cuba v. American Ecology Environmental Services Corporation filed in Rusk County (Texas) District Court. Since judgment has already been entered in Adams, no intervention occurred. The Cuba action in Rusk County remains pending.

         In June 2000, Chromium reached a settlement in an action it had filed against certain of its insurers seeking coverage in the Gibraltar litigation. The settlement requires the insurers to provide an ongoing defense of the Gibraltar litigation and to pay the majority of defense costs incurred in the Cuba suit. Cumulatively, the resolution of the settled Gibraltar litigation and related insurance coverage litigation did not, and the Cuba litigation is not expected to, have a material adverse effect on Registrant's results of operations, financial position or liquidity.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.

Executive Officers of the Registrant

         Certain information concerning the Registrant's executive officers is set forth below:

                                                                               Period               Age as of
                                                                               Served                Sept. 1,
          Name                          Title                                As Officer                2000
          ----                          -----                                ----------             ----------
Harold K. Work               Chairman of the Board,                          18 years                  67
                             Chief Executive Officer and
                             President of Elcor Corporation; Chairman and
                             Director of Elk Corporation of Dallas, a
                             subsidiary, and Chairman and Director of its
                             subsidiaries

Richard J. Rosebery          Vice Chairman,                                  25 years                  65
                             Chief Financial and
                             Administrative Officer
                             of Elcor Corporation;
                             Officer and Director of all subsidiaries
                             except one, and Chairman
                             and/or President of certain subsidiaries

Harold R. Beattie, Jr.       Vice President - Finance and                     6 months                 46
                             Treasurer of Elcor Corporation

Leonard R. Harral            Vice President and Chief                         7 years                  48
                             Accounting Officer of
                             Elcor Corporation; Director of
                             one subsidiary

W. Greg Orler                Vice President and                              11 months                 37
                             Chief Information Officer of
                             Elcor Corporation

David G. Sisler              Vice President, General Counsel and              5 years                  42
                             Secretary of Elcor Corporation; Officer
                             of all subsidiaries; Director of
                             one subsidiary

James J. Waibel              Vice President Administration                    7 years                  56
                             of Elcor Corporation

         All of the executive officers except Mr. Beattie and Mr. Orler have been employed by the Registrant or its subsidiaries in responsible management positions for more than the past five years. In July 1996, Mr. Rosebery and Mr. Work were appointed as Directors of the Registrant. On August 18, 1997, Mr. Work and Mr. Rosebery were each elected as Vice Chairmen. On August 26, 1997, Mr. Work was elected as Chairman of the Board, President and Chief Executive Officer of the Registrant following the death on August 22, 1997 of Mr. Roy E. Campbell, who previously held those positions.

         On March 27, 2000, Mr. Beattie was elected by the Board of Directors as Vice President - Finance and Treasurer of the Registrant. Mr. Beattie was employed by Bank of America from 1977 to 2000, most recently as a Managing Director of Banc of America Securities LLC.

         On October 26, 1999, Mr. Orler was elected by the Board of Directors as Vice President and Chief Information Officer. Mr. Orler was employed by Koch Industries from 1986 to 2000, most recently as Vice President, Information Technology, for Koch Agriculture Company.

         Officers are elected annually by the Board of Directors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. Registrant's common stock is also traded on the Boston, Midwest and Philadelphia Stock Exchanges. There were 957 holders of record and approximately 4,500 beneficial shareholders of the Registrant's common stock at September 5, 2000.

         The quarterly dividend declared per share and the high and low prices in dollars per share on Registrant's common stock for each quarter during fiscal year 2000 and fiscal year 1999, adjusted for a three-for-two stock split paid in August 1999, are set forth in the following tables:

     Period                           Dividend         High       Low
     ------                           --------         ----       ---
     Fiscal 2000

         First Quarter                  $.05          $30.27     $19.19
         Second Quarter                 $.05          $34.94     $23.25
         Third Quarter                  $.05          $39.63     $26.50
         Fourth Quarter                 $.05          $37.63     $15.75


     Fiscal 1999

         First Quarter                  $ .047        $17.00     $12.88
         Second Quarter                 $ .047        $21.92     $13.13
         Third Quarter                  $ .047        $25.50     $19.92
         Fourth Quarter                 $ .05         $29.33     $21.38

         In September 1998, the Registrant's Board of Directors authorized the purchase of up to $10,000,000 of common shares from time to time on the open market to be used for general corporate purposes. As of August 28, 2000, 247,990 shares with cumulative cost of $4,461,000 had been repurchased under the repurchase program. On August 28, 2000, the Board of Director authorized the repurchase of up to an additional $10,000,000 of common stock, raising the total current authorization at that date to $15,539,000. In June 1999, the regular quarterly cash dividend was increased to $.05 per common share (after giving effect to a stock split) and a three-for-two stock split payable in the form of a stock dividend was declared, to be distributed on August 11, 1999 to shareholders of record on July 15, 1999.

         The limitations affecting the future payment of dividends by Registrant imposed as a part of the Registrant's revolving credit facility are discussed under the caption "Notes to Consolidated Financial Statements" under the heading "Long-Term Debt" on page 31 and 32 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

        The following selected consolidated financial data for each of the five years in the period ended June 30, 2000 have been derived from the audited consolidated financial statements of the Registrant included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ In thousands, except per share data)                              Year Ended June 30,
--------------------------------------                               -------------------
                                                       2000      1999         1998       1997       1996
                                                       ----      ----         ----       ----       ----
Sales                                                $350,275   $317,874    $268,178   $230,756   $196,462
                                                     ========   ========    ========   ========   ========

Income:
  Before cumulative effect of
  accounting change                                  $ 29,932   $ 25,283    $ 18,324   $ 12,276   $ 10,676
  Cumulative effect of accounting change                   --     (4,340)         --         --         --
                                                     --------   --------    --------   --------   --------

Net Income                                           $ 29,932   $ 20,943    $ 18,324   $ 12,276   $ 10,676
                                                     ========   ========    ========   ========   ========

Income Per Share Before Cumulative Effect
Of Accounting Change - Basic                         $   1.53   $   1.29    $    .92   $    .62   $    .54
                                                     ========   ========    ========   ========   ========

Income Per Share Before Cumulative Effect
Of Accounting Change - Diluted                       $   1.49   $   1.27    $    .90   $    .62   $    .53
                                                     ========   ========    ========   ========   ========

Net Income Per Share - Basic                         $   1.53   $   1.07    $    .92   $    .62   $    .54
                                                     ========   ========    ========   ========   ========

Net Income Per Share - Diluted                       $   1.49   $   1.05    $    .90   $    .62   $    .53
                                                     ========   ========    ========   ========   ========

Total Assets                                         $322,574   $252,182    $217,044   $206,449   $192,060
                                                     ========   ========    ========   ========   ========

Long-Term Debt                                       $ 91,300   $ 63,000    $ 48,000   $ 52,600   $ 53,000
                                                     ========   ========    ========   ========   ========

Shareholders' Equity                                 $161,904   $137,251    $125,956   $111,986   $102,130
                                                     ========   ========    ========   ========   ========

Cash Dividends Per Share                             $    .20   $    .19    $    .16   $    .13   $    .11
                                                     ========   ========    ========   ========   ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

OPERATING SEGMENTS

         In accordance with the requirements of FASB SFAS No. 131, the Registrant is segregated into the following segments: Roofing Products, Electronics Manufacturing Services and Industrial Products. The Roofing Products Group consists of the various operating subsidiaries of Elk Corporation of Dallas (collectively Elk). These companies manufacture and sell premium laminated fiberglass asphalt residential and accessory roofing products, together with coated and uncoated nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. Elk accounted for 87% of consolidated sales in fiscal 2000.

         The Electronics Manufacturing Services segment consists of the various operating subsidiaries of Cybershield, Inc. (collectively Cybershield). These companies are engaged in the shielding of plastic components, conductive dispense gaskets, vacuum metalization and other value added services for the telecommunications, computer and electronic equipment industries. Due to the increasing materiality of the Electronic Manufacturing Services business to the Registrant, its operations have been segregated into a separate segment as of June 30, 2000. These operations were previously included in the Industrial Products Group. Cybershield accounted for 10% of consolidated sales in fiscal 2000.

         The Industrial Products Group is comprised of: (1) remanufactured reciprocating engine components used in the railroad and marine transportation industries; and (2) technology licensing and consulting services for the natural gas processing industry. The Industrial Products Group companies accounted for 3% of consolidated sales in fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

OVERALL PERFORMANCE

         During the fiscal year ended June 30, 2000, net income before last year's cumulative effect of a change in accounting principle increased 18% to $29,932,000 from $25,283,000 in fiscal 1999. Sales increased 10% to $350,275,000 in the current fiscal year compared to $317,874,000 in the prior year. The Registrant's largest business segment, Roofing Products, registered a strong year with overall higher sales and operating income. This improved financial performance, together with increasing demand for products used in digital wireless cellular phones offered by the Electronics Manufacturing Services segment, led to the overall increases in consolidated sales and income. The growth in these two business segments was partially offset by disappointing operating results in the Industrial Products segment. Overall, operating income increased 16% to $48,059,000 in fiscal 2000 from $41,505,000 in the prior fiscal year. As a percentage of sales, operating income was 13.7% in fiscal 2000 compared to 13.1% in fiscal 1999. Selling, general and administrative (SG&A) costs in fiscal 2000 were nearly equal to that in the prior fiscal year. However, as a percentage of sales, SG&A costs were only 11.3% of sales in fiscal 2000 compared to 12.5% in the prior year.

         During the fiscal year ended June 30, 2000, the Registrant recorded a $1,292,000 gain from involuntary conversion as a result of payments received on a property insurance claim in excess of the net book value of destroyed assets. Interest expense was $1,355,000 in fiscal 2000 compared to $2,059,000 in the prior fiscal year as the Registrant capitalized $2,708,000 of interest in the current year period in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major projects. In fiscal 1999, $595,000 in interest costs were capitalized.

RESULTS OF BUSINESS SEGMENTS

         Sales for the Roofing Products Group increased 9% to $305,396,000 for the fiscal year ended June 30, 2000 compared to $278,918,000 in the prior fiscal year. Demand for and shipments of premium laminated fiberglass asphalt shingles were at record levels in the first nine months of fiscal 2000 even with shipments of these products being held down by lower laminated shingle inventories. The inventory shortage was partially due to manufacturing inefficiencies related to Elk's use of alternative sources of nonwoven fiberglass mat in its manufacturing process as a result of an explosion in fiscal 1999 at Elk's nonwoven fiberglass mat plant in Ennis, Texas. In addition, shipments resulting from large orders from customers in March 2000 made in anticipation of announced price increases substantially decreased shipments of laminated shingle shipments in the early part of the fourth quarter of fiscal 2000.

         Despite the inventory shortage early in the year and the decrease in shipments for a portion of the fourth quarter, in fiscal 2000 Elk still achieved a small increase in shipments of premium laminated fiberglass asphalt shingles compared to fiscal 1999. Average selling prices were slightly higher in fiscal 2000 than in fiscal 1999. Elk also registered increased sales for nonwoven mats used in manufacturing asphalt roofing products and various industrial applications.

         Operating income for the Roofing Products Group increased 18% in fiscal 2000 to $53,024,000 from $45,061,000 in the prior fiscal year. Together with increased sales, Elk achieved higher production, which lowered per unit manufacturing costs. In the second half of fiscal 2000, operating income was adversely affected by rapidly escalating asphalt and glass fiber costs. Elk implemented price increases on March 27, 2000 and May 1, 2000 as a result of these higher raw material costs. However, higher selling prices subsequent to these price increases did not fully offset the substantial increases in raw material costs. Further, competitive pressures have limited Elk's ability to implement further price increases. Operating income for fiscal 2000 also included $3,478,000 of income relating to settlement of the Registrant's business interruption claim caused by the fiscal 1999 plant explosion.

         Sales for the Electronics Manufacturing Services Group increased 49% to $33,420,000 for the fiscal year ended June 30, 2000 compared to $22,367,000 in fiscal 1999. Operating income for the Electronics Manufacturing Services Group increased 45% to $4,904,000 in fiscal 2000 from $3,384,000 in fiscal 1999. The increases in sales and operating income reflect increased demand for Cybershield's advanced shielding products and related services for the digital wireless cellular phone industry. The current year results include a full year of operations for Cybershield's Canton, Georgia operation, which was acquired in January 1999.

         Cybershield's sales and operating income in the latter part of fiscal 2000 were held down by actions of a significant customer to establish a second production source for a portion of its cellular handset shielding requirements, and temporary delays in the production launch by another key customer of a new cellular handset which contains significant Cybershield value-added content. These actions had a further negative effect on Cybershield's operating margins as staffing had been increased to accommodate the production volumes which were changed or temporarily delayed.

         Cybershield plans to expand its digital wireless cellular phone business to serve the European, Asian and Latin American markets over the next few years through acquisition or other business arrangements to better serve its customers' growing markets for digital wireless cellular phones and other digital wireless electronic products. Cybershield is currently reviewing options to establish operations in Europe in fiscal 2001 before pursuing other global growth opportunities.

         Sales for the Industrial Products Group decreased 31% in fiscal 2000 to $11,300,000 from $16,449,000 in the prior fiscal year. The operating loss for the Industrial Products Group for fiscal 2000 was $4,653,000 compared to an operating profit of $182,000 last year.

         In fiscal 2000, Chromium Corporation's sales decreased 32% compared to the prior year as a result of the relocation of manufacturing facilities for remanufactured diesel engine components used in the railroad and marine transportation industries and the impact of the consolidation of its manufacturing operations. Chromium was unable to fulfill demand for its remanufactured diesel engine components used in the railroad and marine transportation industries during the period when its facilities were being consolidated. Primarily as a result of about $3,400,000 nonrecurring expenses relating to the consolidation of its manufacturing operations, Chromium recorded a significant operating loss in fiscal 2000 compared to a small operating profit achieved in the same period last year. Revenues and operating results for Ortloff's patent licensing and engineering consulting services were also lower in fiscal 2000 compared to the prior fiscal year.

FISCAL 1999 COMPARED TO FISCAL 1998

OVERALL PERFORMANCE

         During the fiscal year ended June 30, 1999, income before the cumulative effect of a change in accounting principle increased 38% to $25,283,000 from $18,324,000 in fiscal 1998. Sales increased 19% compared to the prior fiscal year. The increases in sales and income before the accounting change were primarily the result of increased production, a record level of shipments of premium laminated fiberglass asphalt shingles, and accelerating demand for Cybershield's products used in digital wireless cellular phones. In the first quarter of fiscal 1999, the Registrant adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which resulted in a $4,340,000 charge, net of tax, for the cumulative effect of this accounting change. This one-time cumulative charge reduced net income for fiscal 1999 to $20,943,000 compared to $18,324,000 in the prior fiscal year.

         Operating margin as a percentage of sales improved to 13.1% in fiscal 1999 compared to 11.4% in fiscal 1998. Selling, general and administrative (SG&A) costs in fiscal 1999 increased 13.5% from fiscal 1998, primarily as a result of increased business activity. As a percentage of sales, SG&A costs in fiscal 1999 declined to 12.5% of sales from 13.0% in fiscal 1998.

         Interest expense in fiscal 1999 was $2,059,000 compared to $2,577,000 in fiscal 1998. In fiscal 1999, the Registrant capitalized $595,000 in interest costs in connection with the construction of major projects, compared to $160,000 capitalized in fiscal 1998.

RESULTS OF BUSINESS SEGMENTS

         Sales for the Roofing Products Group increased 22% in fiscal 1999 to $278,918,000 from $229,475,000 in fiscal 1998. Each of the Registrant's three roofing plants recorded increased sales as a result of strong demand in most regions of the United States. Elk's shipments were aided by relatively mild weather during the winter months (which permitted increased roofing activity in Elk's seasonally slower period) together with sharply higher demand throughout the fiscal year in the residential roofing replacement market. Average selling prices were slightly higher in fiscal 1999 compared to fiscal 1998 and customer discounts were lower.

         Operating income for the Roofing Products Group increased 81% in fiscal 1999 to $45,061,000 from $24,885,000 in fiscal 1998. Each of the three roofing plants achieved significantly higher operating income in fiscal 1999 as compared to fiscal 1998 as a result of increased manufacturing output and a record level of shipments of premium laminated fiberglass asphalt shingles. Elk's nonwoven fiberglass roofing mat plant also contributed to improved results for the Roofing Products Group. However, a dryer on one production line was damaged by an explosion on September 15, 1998 and the damaged line was shut down or ran at curtailed line speeds for much of fiscal 1999. Due to the Registrant's property damage and business interruption insurance policies, this explosion did not have a material effect on the Registrant's results of operations, financial position or liquidity in fiscal 1999. As of June 1999, the plant was again running at line speeds equivalent to line speeds at the time of the explosion.

         Sales for the Electronics Manufacturing Services Group increased 65% in fiscal 1999 to $22,367,000 from $13,544,000 in fiscal 1998. However, operating income decreased slightly to $3,384,000 in fiscal 1999 from $3,650,000 in fiscal 1998. During fiscal 1999, the Registrant continued to benefit from strong demand for Cybershield's conductive coatings and formed-in-place dispense gaskets used in digital wireless cellular phones and other electronic products. On January 11, 1999, a subsidiary of the Registrant acquired YDK America, Inc. (renamed Cybershield of Georgia, Inc. in June 1999). Operations of this acquired company were included in fiscal 1999 operations subsequent to its acquisition. The small decrease in operating income in fiscal 1999 was primarily the result of a loss incurred at this new facility in the latter part of fiscal 1999.

         Sales for the Industrial Products Group decreased 34% in fiscal 1999 to $16,449,000 from $25,042,000 in fiscal 1998. Operating income for this Group decreased to $182,000 in fiscal 1999 from $7,130,000 in fiscal 1998. Chromium experienced lower demand for remanufactured large diesel engine components used in the railroad and marine transportation industries, due primarily to further consolidation of the railroad industry and a reduction in maintenance requirements by some of its customers. Severance costs of $375,000 relating to terminating employees at its Lufkin, Texas facility were recorded in fiscal 1999. In the fourth quarter of fiscal 1999, Chromium also recorded a $250,000 pretax charge to settle some long-standing third party tort litigation.

         Ortloff's patent licensing and engineering consulting services to the petroleum industry were significantly lower in fiscal 1999 as a result of depressed oil prices during much of the fiscal year, causing many of its customers to temporarily reduce capital spending plans.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, the Registrant generated cash flows of $45,020,000 from operating activities. Working capital requirements decreased by about 4%, primarily due to higher accounts payable and lower other current assets, partially offset by higher inventories. The higher level of accounts payable was primarily attributable to increased liabilities associated with the construction of a new roofing plant and changes in debt management procedures. Lower other current assets primarily reflect collections from and final settlement in February 2000 with an insurance company related to the explosion at its fiberglass roofing mat plant that occurred in Ennis, Texas in fiscal 1999. Inventories were significantly higher at June 30, 2000 than at June 30, 1999. Finished goods inventory levels at Elk reflect higher production at the Registrant's roofing plants in fiscal 2000 compared to fiscal 1999, combined with a reduction in shipments in the fourth quarter of fiscal 2000 compared to the prior fiscal year. However, finished goods inventory levels were extremely low at the end of the prior fiscal year due to very high levels of shipments in late fiscal 1999, combined with manufacturing inefficiencies related to the use of alternative sources of nonwoven fiberglass mat in Elk's manufacturing process necessitated by the nonwoven mat plant accident in fiscal 1999.

         Trade receivables were lower at June 30, 2000 than at the end of the prior fiscal year. This decrease was primarily the result of lower sales volumes in the latter part of fiscal 2000, partially offset by higher deferred receivables. At June 30, 2000, deferred term receivables from promotional programs to certain customers were $8,369,000 compared to $3,468,000 at the end of the prior fiscal year. Deferred receivables outstanding at June 30, 2000 are primarily due during the first three months of fiscal 2001.

         The current ratio was 2.6 to 1 at June 30, 2000 compared to 3.3 at June 30, 1999. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

         The Registrant used $67,525,000 for net investing activities in fiscal 2000. Most expenditures were for additions to property, plant and equipment. About $52,000,000 of capital expenditures in fiscal 2000 were for the purchase of land and construction costs relating to the new Myerstown, Pennsylvania premium laminated fiberglass asphalt shingle plant. This new facility is expected to be completed in fall 2000 with manufacturing operations scheduled to begin in the December 2000 quarter. The Myerstown plant is expected to increase the Registrant's overall laminated shingle capacity by about 38%. The Registrant plans to continue its significant expansion plan over the next several years. Expansion plans include completion of its fourth roofing plant currently under construction, evaluation of the need for a fifth roofing plant in two to three years, expanding capacity and improving productivity at existing plants, installing production lines for new products, and increasing capacity for Cybershield's digital wireless cellular phone business, including international expansion.

         Cash flows from financing activities were $23,021,000 during fiscal 2000, primarily resulting from a $28,300,000 increase in long-term debt. Long-term debt represented 36% of the $253,204,000 of invested capital (long-term debt plus shareholders' equity) at June 30, 2000.

         In September 1998, the Registrant's Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. As of June 30, 2000, 224,990 shares with a cumulative cost of $3,931,000 had been repurchased under this authorization.

         Effective January 5, 2000, the Registrant increased its revolving credit facility from $100,000,000 to $125,000,000 and extended the facility to December 15, 2004 to support its capital expansion program. Management is currently considering further increasing its revolving credit facility and believes it can secure additional capital to support its growth and expansion plans. Management believes that current cash and cash equivalents, projected cash flows from operations, combined with an increased unsecured revolving credit facility should be sufficient during fiscal 2001 and beyond to fund its expansion plans, working capital needs, dividends, stock repurchases and other cash requirements.

         The Registrant's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the Registrant does not believe it will be required to expend amounts which will have a material adverse effect on the Registrant's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the Registrant's industrial products and electronics manufacturing services operations utilize hazardous materials in their production processes. As a result, the Registrant incurs costs for remediation activities off-site and at its facilities from time to time. The Registrant establishes and maintains reserves for such remediation activities, when appropriate. Current reserves established for known or probable remediation activities are not material to the Registrant's financial position or results of operations.

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." At June 30, 2000, the Registrant had entered into no significant derivative instruments or hedging activities, although the Registrant regularly reviews the potential benefits of interest rate swaps and other potential hedging arrangements and may enter into derivative or hedging instruments from time to time in the future.

         The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition," in December 1999. The Registrant is required to adopt this new accounting guidance no later than the fourth quarter of fiscal 2001. The Registrant is evaluating the conceptual guidance provided by SAB No. 101, but does not believe the adoption of guidance provided by SAB No. 101 will have a material impact on future operating results.

YEAR 2000 ISSUE

         As of June 30, 2000, the Registrant has experienced no significant problems relating to its Year 2000 readiness. The Registrant continues to monitor activities within the company and with its suppliers and other third parties.

FORWARD - LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the Registrant's current condition and future opportunities, management's discussion and analysis and the results of operations and financial condition and other sections of this Form 10-K contain "forward-looking statements" about its prospects for the future. The statements that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "outlook," "believe," "estimate," "plan," "project," "expect," "anticipate," "predict," "could," "should," "may," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the Registrant believes are reasonable; however, the Registrant's actual results could differ materially from those discussed here. Such risks and uncertainties include, but are not limited to, the following:

         1. The Registrant's roofing products business is substantially non-cyclical, but can be affected by weather, the availability of financing and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the Registrant 's products, lower prices received or reduced utilization of plant facilities. Further, changes in building codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

         2. In the asphalt roofing products business, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher trucking and rail costs. Historically, the Registrant has been able to pass some of the higher raw material and transportation costs through to the customer. Should the Registrant be unable to recover higher raw material and/or transportation costs from price increases of its products, operating results could be adversely affected and/or lower than projected.

         3. The Registrant plans to continue its significant expansion plan over the next several years, including the construction of new facilities. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new plant facilities. If such progress is slower than anticipated, if substantial cost overruns occur in building new plants, or if demand for products produced at new plants does not meet current expectations, operating results could be adversely affected.

         4. Certain facilities of the Registrant's electronics manufacturing services and industrial products subsidiaries must utilize hazardous materials in their production process. As a result, the Registrant could incur costs for remediation activities at its facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

         5. The Registrant's litigation, including Elk's defense of purported class action lawsuits, is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

         6. Although the Registrant currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds or borrowings under its available credit facilities, significant increases in interest rates could substantially affect its borrowing costs under its existing loan facility, or its cost of alternative sources of capital.

         7. Each of the Registrant's businesses, especially Cybershield's shielding business, is subject to the risks of technological changes that could affect the demand for or the relative cost of the Registrant's products and services, or the method and profitability of the method of distribution or delivery of such products and services. In addition, the Registrant's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly.

         8. Although the Registrant insures itself against physical loss to its manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds and explosions, operating results could be adversely affected if any of its manufacturing facilities became inoperable for an extended period of time due to such events.

         9. Each of the Registrant's businesses is actively involved in the development of new products, processes and services which are expected to contribute to the Registrant's ongoing long-term growth and earnings. If such development activities are not successful, or the Registrant cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

         Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         The Registrant's exposure to market risk from changes in foreign currency risk is not material. The Registrant's outstanding debt has a variable interest rate. Changes in market rates effect interest paid by the Registrant. The Registrant has not entered into any significant derivative instruments or hedging activities, although the Registrant regularly reviews the potential benefits of interest rate swap arrangements and other hedging activities and may enter into derivative instruments from time to time in the future.

Item 8.  Financial Statements and Supplemental Data

         Index to Financial Statements and Financial Statement Schedule

   Financial Statements:                                                       Page
   Independent Auditors' Report                                                 23
   Consolidated Balance Sheet at June 30, 2000 and 1999                         24
   Consolidated Statement of Operations for the years ended
     June 30, 2000, 1999, and 1998                                              25
   Consolidated Statement of Cash Flows for the years ended
     June 30, 2000, 1999, and 1998                                              26
   Consolidated Statement of Shareholders' Equity for the years
     ended June 30, 2000, 1999, and 1998                                        27
   Notes to Consolidated Financial Statements                                   28

   Financial Statement Schedule:

   Independent Auditors' Report                                                 40
   Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves    41

   All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors,
Elcor Corporation

         We have audited the accompanying consolidated balance sheets of Elcor Corporation (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended June 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcor Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                           /s/ Arthur Andersen LLP
                                           ------------------------
                                               Arthur Andersen LLP




Dallas, Texas
   August 14, 2000

CONSOLIDATED BALANCE SHEET

($ In thousands)                                                            June 30,
                                                                            --------
ASSETS                                                                 2000          1999
                                                                       ----          ----
CURRENT ASSETS
    Cash and cash equivalents                                        $   4,702    $   4,186
    Trade receivables, less allowance of $963 and $967                  71,712       72,866
    Inventories                                                         40,965       25,770
    Prepaid expenses, insurance receivable and other                     4,312        8,352
    Deferred income taxes                                                2,822        2,111
                                                                     ---------    ---------
    Total current assets                                               124,513      113,285
                                                                     ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST
    Land                                                                 6,436        2,789
    Buildings                                                           44,871       42,775
    Machinery and equipment                                            150,759      147,923
    Construction in progress                                            76,962       19,217
                                                                     ---------    ---------
                                                                       279,028      212,704
    Less  - Accumulated depreciation                                   (83,924)     (76,984)
                                                                     ---------    ---------
    Property, plant and equipment, net                                 195,104      135,720
                                                                     ---------    ---------

OTHER ASSETS                                                             2,957        3,177
                                                                     ---------    ---------
                                                                     $ 322,574    $ 252,182
                                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                 $  36,034    $  18,067
    Accrued liabilities                                                 12,253       15,817
                                                                     ---------    ---------
    Total current liabilities                                           48,287       33,884
                                                                     ---------    ---------

LONG-TERM DEBT                                                          91,300       63,000
                                                                     ---------    ---------

DEFERRED INCOME TAXES                                                   21,083       18,047
                                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES  (See Note)

SHAREHOLDERS' EQUITY
    Common stock ($1 par, 19,988,074 and 19,988,354 shares issued)      19,988       19,988
    Paid-in capital                                                     58,480       59,586
    Retained earnings                                                   90,641       64,632
                                                                     ---------    ---------
                                                                       169,109      144,206
    Less - Treasury stock (436,395 and 465,149 shares at cost)          (7,205)      (6,955)
                                                                     ---------    ---------
    Total shareholders' equity                                         161,904      137,251
                                                                     ---------    ---------
                                                                     $ 322,574    $ 252,182
                                                                     =========    =========

================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF OPERATIONS

($ In thousands, except per share data)                                     Year Ended June 30,
                                                                            -------------------

                                                                       2000         1999         1998
                                                                    ---------    ---------    ---------

SALES                                                               $ 350,275    $ 317,874    $ 268,178
                                                                    ---------    ---------    ---------

COSTS AND EXPENSES

    Cost of goods sold                                                262,517      236,670      202,627
    Selling, general and administrative                                39,699       39,699       34,962
                                                                    ---------    ---------    ---------
INCOME FROM OPERATIONS                                                 48,059       41,505       30,589
                                                                    ---------    ---------    ---------

OTHER INCOME (EXPENSE)

    Interest expense                                                   (1,355)      (2,059)      (2,577)
    Gain from involuntary conversion                                    1,292           --           --
    Other                                                                 193           84          446
                                                                    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                             48,189       39,530       28,458

    Provision for income taxes                                         18,257       14,247       10,134
                                                                    ---------    ---------    ---------


INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                   29,932       25,283       18,324

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        --       (4,340)          --
                                                                    ---------    ---------    ---------

NET INCOME                                                          $  29,932    $  20,943    $  18,324
                                                                    =========    =========    =========

INCOME PER COMMON SHARE-BASIC:
  Before cumulative effect of change in accounting principle        $    1.53    $    1.29    $     .92
  Cumulative effect of change in accounting principle                      --         (.22)          --
                                                                    ---------    ---------    ---------
Net income per share                                                $    1.53    $    1.07    $     .92
                                                                    =========    =========    =========

INCOME PER COMMON SHARE-DILUTED:
  Before cumulative effect of change in accounting principle        $    1.49    $    1.27    $     .90
  Cumulative effect of change in accounting principle                      --         (.22)          --
                                                                    ---------    ---------    ---------
  Net income per share                                              $    1.49    $    1.05    $     .90
                                                                    =========    =========    =========


================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

($ In thousands)                                                        Year Ended June 30,
                                                                        -------------------

                                                                     2000      1999         1998
                                                                  ---------  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                        $ 29,932    $ 20,943    $ 18,324
Adjustments to reconcile net income to net cash from
operating activities:
    Depreciation and amortization                                   10,671       9,285      11,056
    Gain from involuntary conversion                                (1,292)         --          --
    Cumulative effect of accounting change                              --       4,340          --
    Deferred income taxes                                            2,325       2,283       3,010
    Changes in assets and liabilities:
        Trade receivables                                            1,154     (15,420)    (13,272)
        Inventories                                                (15,195)      3,375       3,384
        Prepaid expenses, insurance receivable and other             3,022      (6,552)      1,783
        Accounts payable                                            17,967       2,421      (1,320)
        Accrued liabilities                                         (3,564)      2,716         242
                                                                  --------    --------    --------
    Net cash provided by operating activities                       45,020      23,391      23,207
                                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                         (70,091)    (30,048)    (14,288)
Insurance proceeds from involuntary conversion                       2,310       5,687          --
Acquisition of business, net of cash                                    --      (5,588)         --
Other, net                                                             256         152       1,674
                                                                  --------    --------    --------
    Net cash used for investing activities                         (67,525)    (29,797)    (12,614)
                                                                  --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt borrowings (repayments)                              28,300      15,000      (4,600)
Dividends paid on common stock                                      (3,923)     (3,705)     (3,175)
Treasury stock transactions and exercises of stock options, net     (1,356)     (5,943)     (1,179)
                                                                  --------    --------    --------
    Net cash provided by (used for) financing activities            23,021       5,352      (8,954)
                                                                  --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   516      (1,054)      1,639
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       4,186       5,240       3,601
                                                                  --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  4,702    $  4,186    $  5,240
                                                                  ========    ========    ========


================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

($ In thousands, except per share data)
                                                                                       Total
                                    Common     Paid-in      Retained     Treasury   Shareholders'
                                     Stock     Capital      Earnings      Stock        Equity
                                    -------    -------      --------     --------   -------------
BALANCE, June 30, 1997            $  19,832   $  60,332    $  32,245    $    (423)   $ 111,986

Net income                               --          --       18,324           --       18,324
Treasury stock purchases                 --          --           --       (3,195)      (3,195)
Exercises of stock options, net         156         868           --          992        2,016
Dividends, $.16 per share                --          --       (3,175)          --       (3,175)

----------------------------------------------------------------------------------------------

BALANCE, June 30, 1998               19,988      61,200       47,394       (2,626)     125,956

Net income                               --          --       20,943           --       20,943
Treasury stock purchases                 --          --           --       (6,305)      (6,305)
Exercises of stock options, net          --      (1,614)          --        1,976          362
Dividends, $.19 per share                --          --       (3,705)          --       (3,705)

----------------------------------------------------------------------------------------------

BALANCE, June 30, 1999               19,988      59,586       64,632       (6,955)     137,251

Net income                               --          --       29,932           --       29,932
Treasury stock purchases                 --          --           --       (2,449)      (2,449)
Exercises of stock options, net          --      (1,106)          --        2,199        1,093
Dividends, $.20 per share                --          --       (3,923)          --       (3,923)

----------------------------------------------------------------------------------------------

BALANCE, June 30, 2000            $  19,988   $  58,480    $  90,641    $  (7,205)   $ 161,904
                                  =========   =========    =========    =========    =========


================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Elcor Corporation (the Registrant), through subsidiaries, is engaged in the following lines of business: Roofing Products, Electronics Manufacturing Services, and Industrial Products. The Roofing Products segment, which accounts for 87% of consolidated sales, manufactures and sells premium laminated fiberglass asphalt residential shingles and accessory roofing products, together with nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. The Electronics Manufacturing Services segment, which accounts for 10% of consolidated sales, is engaged in the shielding of plastic components, conductive dispense gaskets, vacuum metalization and other value added services for the telecommunications, computer, and electronic equipment industries. The Industrial Products companies, which account for 3% of consolidated sales, are engaged in the plating of proprietary finishes for large diesel engine cylinder liners and pistons, and engineering consulting services and licensing of patented technologies for the cryogenic processing of natural gas and refinery gas and sulfur recovery processes for the petroleum industry.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Registrant and all subsidiaries after elimination of significant intercompany balances and transactions. Certain reclassifications in the financial statements and footnotes were made to prior year amounts to conform to the current year presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

         The majority of the Registrant's sales are in the Roofing Products segment and its primary customers are building materials distributors. For the past several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by emerging larger national building products distributors. The Registrant performs ongoing credit evaluations and maintains reserves for potential credit losses. One customer accounted for 17%, 18% and 16% of consolidated sales in fiscal years 2000, 1999 and 1998, respectively.

REVENUE RECOGNITION

         Revenue is recognized at the time products are shipped to the customer or at the time services are rendered.

INVENTORIES

         Inventories are stated at the lower of cost (including direct materials, labor, and applicable overhead) or market, using the first-in, first-out (FIFO) method. Inventories were comprised of:

                                   (In thousands)
                                     June 30,
                                 -----------------
                                   2000      1999
                                 -------   -------
               Raw Materials     $11,457   $10,213
               Work-In-Process       259       180
               Finished Goods     29,249    15,377
                                 -------   -------
                                 $40,965   $25,770
                                 =======   =======

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
         Office furniture and equipment  5 - 12 years

         The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2000, 1999 and 1998, $2,708,000, $595,000 and
$160,000 of interest cost was capitalized, respectively.

OTHER ASSETS

         Included in other assets in the Consolidated Balance Sheet is the excess of cost over the fair value of net assets (or goodwill) of an acquired company. Goodwill totaling $926,000 is amortized on a straight-line basis over 20 years.

LONG-LIVED ASSETS

         The Registrant assesses long-lived assets for impairment under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The carrying amount of long-lived assets, including goodwill, is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the long-lived assets over the remaining amortization period, the carrying amount of the long-lived assets is reduced by the estimated shortfall of cash flows.

COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is the same as reported net income for all periods presented.

INCOME TAXES

         Deferred income taxes are provided to reflect temporary differences between the financial reporting basis and the tax basis of the Registrant's assets and liabilities using presently enacted tax rates.

SUPPLEMENTAL CASH FLOWS

         The Registrant considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental cash flow amounts were as follows:

                         (In thousands)
                             June 30,
                    ---------------------------
                      2000      1999     1998
                    -------   -------   -------
Interest paid       $ 3,476   $ 2,270   $ 2,803
Income taxes paid   $18,027   $ 9,344   $ 4,780

ACCOUNTING CHANGE

         In April 1998, the Accounting Standards Executive Committee (AcSec) of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," requiring, among other things, companies to expense on a current basis previously capitalized start-up costs. The Registrant adopted this Statement of Position in fiscal 1999, which resulted in a $4,340,000 charge, net of tax, and is reported as a cumulative effect of change in accounting principle on the Consolidated Statement of Operations.

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." At June 30, 2000, the Registrant had entered into no significant derivative instruments or hedging activities, although the Registrant regularly reviews the potential benefits of interest rate swaps and other potential hedging arrangements and may enter into derivative or hedging instruments from time to time in the future.

         The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition," in December 1999. The Registrant is required to adopt this new accounting guidance no later than the fourth quarter of fiscal 2001. The Registrant is evaluating the conceptual guidance provided by SAB No. 101, but does not believe adoption of the guidance provided in SAB No. 101 will have a material impact on future operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

         Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

                                                                          (In thousands, except per share data)
                                                                           2000            1999          1998
                                                                          -------         -------       -------
Net income                                                                $29,932         $20,943       $18,324
                                                                          =======         =======       =======

Denominator for basic earnings per share-weighted average shares
outstanding                                                                19,577          19,546        19,867

Effect of dilutive securities:
  Employee stock options                                                      509             418           402
                                                                          -------         -------       -------

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed issuance of shares purchased under the incentive
stock option plan using the treasury stock method                          20,086          19,964        20,269
                                                                          =======         =======       =======

Basic earnings per share                                                  $  1.53         $  1.07       $   .92
                                                                          =======         =======       =======

Diluted earnings per share                                                $  1.49         $  1.05       $   .90
                                                                          =======         =======       =======

LONG-TERM DEBT

         The Registrant maintains an unsecured revolving credit facility (Facility) of $125,000,000 of primary credit, including up to a maximum of $5,000,000 in letters of credit, through December 15, 2004. At June 30, 2000, letters of credit totaling $2,682,000 were outstanding.

         Borrowings under the Facility bear interest at (1) the higher of the federal funds rate plus .5%, or the lender's prime rate, or (2) at the Registrant's option, LIBOR, in each case plus specified basis points based on the ratio of the Registrant's total indebtedness to total capital. The Facility also provides for a commitment fee on the average unused portion of the line and is also based on the ratio of the Registrant's total indebtedness to total capital. Based on financial ratios at June 30, 2000, the LIBOR borrowing rate was LIBOR plus .5% and the commitment fee was .175% of the average unused portion of the line. The average interest rate paid on indebtedness in fiscal 2000 was 6.5%.

         The Facility, among other things, limits the sale or pledging of assets of subsidiaries involved in manufacturing asphalt roofing products, and requires maintenance of specified current ratios, capitalization ratios and cash flow levels. Dividend payments and stock repurchases are limited to certain specified levels. At June 30, 2000, total cumulative dividend payments and stock repurchased since July 1, 1993 were subject to a $50,571,000 limitation. Actual expenditures for these items as of June 30, 2000 have been $24,132,000.

SHAREHOLDERS' EQUITY

         Authorized common stock, par value $1.00, is 100,000,000 shares, of which 19,988,074 shares were issued at June 30, 2000. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.

SHAREHOLDER RIGHTS PLAN

         On May 26, 1998, the Registrant's Board of Directors adopted a new Shareholder Rights Plan which took effect when the existing rights plan expired on July 8, 1998. Under the new plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of the Registrant held by the shareholders of record as of the close of business on July 8, 1998. Until the occurrence of certain events, the rights are represented by and trade in tandem with common stock. Each right will separate and entitle shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Related Person) acquire beneficial ownership of 15% or more of the Registrant's common stock other than certain bona fide institutional investors to whom a 20% threshold applies, all rights not held by the Related Person become rights to purchase one one-hundredth of a share of preferred stock for $110 or $110 of Elcor common stock at a 50% discount. If after such an event the Registrant merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip over" right to buy discounted stock in a surviving entity.

         Under certain circumstances, the rights are redeemable at a price of $0.01 per right. Further, upon defined stock accumulation events, the Board of Directors has the option to exchange one share of common stock per right. The rights will expire by their terms on July 8, 2008.

EMPLOYEE BENEFIT PLANS

         The Registrant's Incentive Stock Option Plan provides for the granting of incentive and non-qualified stock options to directors, officers and key employees of the Registrant for purchase of the Registrant's common stock.

Information relating to options is as follows:

                                                                  Weighted
                                 Number        Option Price     Average Option
                                of Shares     Range per Share  Price per Share
                                ---------     ---------------  ---------------
Outstanding at June 30, 1997      879,266    $ 3.11 - $10.73       $ 7.67
  Granted                         224,767    $13.33 - $18.42       $14.91
  Cancelled                        (3,957)   $ 5.39 - $10.73       $ 6.51
  Exercised                      (224,784)   $ 3.11 - $13.33       $ 6.92
                                ---------
Outstanding at June 30, 1998      875,292    $ 3.11 - $18.42       $ 9.72
  Granted                         194,295    $14.67 - $23.17       $17.52
  Cancelled                       (11,910)   $ 3.11 - $18.42       $12.07
  Exercised                      (125,602)   $ 3.11 - $14.67       $ 5.74
                                ---------
Outstanding at June 30, 1999      932,075    $ 3.89 - $23.17       $11.85
  Granted                         454,290    $23.50 - $34.25       $27.85
  Cancelled                        (9,437)   $ 8.44 - $28.04       $20.41
  Exercised                      (135,480)   $ 3.89 - $23.17       $ 8.07
                                ---------
Outstanding at June 30, 2000    1,241,448    $ 5.39 - $34.25       $18.05
                                =========

The following table summarizes information about options outstanding at June 30, 2000:


                                                Options Outstanding                            Options Exercisable
                         ------------------------------------------------------------   -----------------------------------
                                                          Weighted-Average
                              Number          ---------------------------------------      Number               Weighted
      Range of            Outstanding at           Remaining              Exercise      Exercisable              Average
  Exercise Prices            6/30/00             Contractual Life          Price        at 6/30/00           Exercise Price
  ---------------         --------------      ---------------------       --------      ----------           --------------
    $ 5.39 - $9.99              351,970              4.76 yrs.               $ 8.68       195,469                 $ 8.49
    $10.00 - $14.99             224,531              6.65 yrs.               $13.21        59,768                 $11.01
    $15.00 - $23.49             214,448              7.83 yrs.               $17.93        61,502                 $17.33
    $23.50 - $34.25             450,499              9.11 yrs.               $27.85        22,500                 $23.50

         At June 30, 2000, 1999 and 1998, 339,239, 354,570, and 314,720 shares were exercisable, respectively. A total of 1,462,150, 1,907,003, and 375,096 shares were reserved for future grants at June 30, 2000, 1999 and 1998, respectively.

         Beginning in fiscal 1997, the Registrant adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with respect to the Registrant's stock option plan. Pro forma information regarding net income and income per share set forth below has been determined as if the Registrant had accounted for its stock options under the fair value methodology prescribed by

SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2000, 1999 and 1998; dividend yields of 0.7%, 1.1% and 1.1%; risk-free interest rates of 6.3%, 4.6% and 6.2%; expected market price volatility of .421, .416 and .413; and expected lives of options of 9.0, 8.9 and 8.5 years. Based on this model, the weighted average fair value of stock options granted in fiscal 2000, 1999 and 1998 was $15.67, $8.72 and $7.75, respectively.

       (In thousands,
  except per share data)                             2000             1999              1998
  ----------------------                          ----------       ----------         --------
Net income, as reported                            $29,932          $20,943           $18,324
Net income, pro forma                              $27,280          $20,292           $17,651
Income per share - basic, as reported                $1.53            $1.07              $.92
Income per share - basic, pro forma                  $1.39            $1.04              $.89
Income per share - diluted, as reported              $1.49            $1.05              $.90
Income per share - diluted, pro forma                $1.36            $1.02              $.87

         The pro forma amounts presented above may not be representative of the effects on reported net income for future years.

         The Registrant's Employee Stock Ownership Plan (ESOP) became effective January 1, 1981. Under the plan, the Registrant contributes a percentage of each participant's annual compensation into a trust, either as treasury stock contributions or cash, which is then used to purchase Elcor common stock. Employees vest 20% after one year of employment and 20% per year thereafter, with the stock distributed at retirement, death, disability, or as authorized by the Plan Administrative Committee. Effective January 1, 1990, the Registrant established an Employee Savings Plan under Internal Revenue Code section 401(k). Under the 401(k) Plan, the Registrant contributes a percentage of each participant's annual compensation into a Plan to be invested among various defined alternatives at the participants' direction. Vesting of Registrant contributions is in accordance with the same schedule as that of the ESOP. All full-time employees, except those covered by plans established through collective bargaining, are eligible for participation in the above plans after meeting minimum service requirements.

         The Board of Directors has authorized total contributions of 5.0%, including forfeitures, of each participant's annual compensation, as defined, split equally between the ESOP and 401(k) Plans. In addition, on January 1, 1998, the Registrant began contributing an additional $.50 for every $1.00 of employee contributions into the 401(k) Plan limited to a maximum matching of 2% of an employee's compensation. Total contributions charged to expense for these plans were $2,466,000, $2,123,000 and $1,722,000, in 2000, 1999 and 1998,
respectively.

         The Registrant has a Stock/Loan Plan which allows certain key employees to borrow an amount, based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the Registrant's common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the Registrant. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 2000 and 1999 totaling $1,830,700 and $1,436,700, respectively, are included in other assets.

COMMITMENTS AND CONTINGENCIES

         The Registrant and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2005. Total rental expense was $1,787,000 in 2000, $1,618,000 in 1999 and $1,505,000 in 1998. At June 30, 2000, future minimum rental commitments under noncancellable operating leases, payable over the remaining lives of the leases, are:

                                          (In thousands)
                                          Minimum Rental
            Fiscal Year                    Commitments
            -----------                   --------------
                2001                           $1,714
                2002                            1,187
                2003                            1,005
                2004                              664
                2005                               12
             Thereafter                           ---
                                               ------
               Total                           $4,582
                                               ======

         The Registrant's subsidiaries provide certain warranties for their products which are generally limited to being free from defects in materials or manufacturing workmanship affecting performance or meeting specified manufacturing and material specifications. During 2000, 1999 and 1998, the Registrant recorded to expense $1,773,000, $2,334,000 and $1,681,000, respectively, in warranty claim settlements and reserves.

         In February 2000, Wedgewood Knolls Condominium Association filed a purported class action in the United States District Court in Newark, New Jersey, which as amended names Elk Corporation of Texas and Elk Corporation of Alabama. The purported nationwide class would include purchasers or current owners of buildings with certain Elk asphalt shingles installed between January 1, 1980 and present. The suit alleges, among other things, that the shingles were uniformly defective. It seeks reformation of the limited warranty applicable to the shingles, and unspecified damages of breach of implied and written warranties and alleged unfair or deceptive trade practices on behalf of the plaintiff and the purported class.

         In June 2000, an individual homeowner filed a purported class action, Lastih v. Elk Corporation of Alabama, in the Judicial District of Hartford, Connecticut. In August 2000, Elk removed that case to the United States District Court in New Haven, Connecticut. The Lastih suit involves similar class allegations and claims to those asserted in the Wedgewood Knolls suit described above.

         Elk has denied the claims asserted in the Wedgewood Knolls and Lastih actions, and is vigorously defending these suits. Elk has denied that class certification is appropriate and intends to contest any attempts to certify such a class. The Registrant cannot predict whether these actions, which are both in early stages, will have a material adverse effect on its results of operations, financial position or liquidity.

         The Registrant and its subsidiaries are involved in other legal actions and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

         The Registrant is self-insured for its products and completed operations liability exposure because the cost of insurance for such risks is believed to be excessive for the coverage to be provided. Reserves for estimated potential losses of this type have been established.

         The Registrant's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the Registrant does not believe it will be required to expend amounts which will have a material adverse effect on the Registrant's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the Registrant's industrial products and electronics manufacturing services operations utilize hazardous materials in their production processes. As a result, the Registrant incurs costs for remediation activities at its facilities and off-site from time to time. The Registrant establishes and maintains reserves for such known remediation activities.

INVOLUNTARY CONVERSION

         On September 15, 1998, the Registrant experienced an explosion at its nonwoven fiberglass roofing mat plant in Ennis, Texas. The explosion significantly damaged a drying oven and caused less extensive damage to the remainder of the mat manufacturing line. There was no damage to a separate mat line that runs in parallel to the damaged line, nor was there any damage to the Registrant's Ennis, Texas shingle manufacturing plant. There were no injuries from the explosion. The damaged line was restored to partial operation in December 1998. By March 1999, the damaged section had been replaced. By June 1999, the line had resumed operating at line speeds equivalent to line speeds at the time of the explosion.

         The Registrant submitted claims totaling $17,492,000 for property damage and business interruption. In February 2000 the Registrant reached final settlement with its insurance company. In total, the Registrant received insurance proceeds of $17,017,000 on the claim. Assets with net book value of $3,990,000 were destroyed in the explosion and were insured for replacement value. Overall, the Registrant received replacement value payments on the property claim in excess of the net book value of destroyed assets in the amount of $1,292,000. This amount was recorded as a gain from involuntary conversion.

ACQUISITION AND CONSOLIDATION

         On January 11, 1999, a newly formed wholly owned subsidiary of the Registrant purchased all of the outstanding shares of YDK America, Inc., a leading supplier to the computer industry of electronic plastic enclosures and components having electroless conductive coatings. The total purchase price was $5,588,000, net of cash acquired, which was financed through borrowings under the Registrant's revolving credit agreement. The purchase price exceeded the fair value of net tangible assets acquired by $926,000, which was recorded as goodwill. The acquisition was accounted for using the purchase method of accounting, and the operating results have been included in the Registrant's consolidated financial statements since the date of acquisition.

         In the fourth quarter of fiscal 1999, management approved a consolidation plan for Chromium Corporation's reciprocating engine components business. In fiscal 2000, all operations for this business activity at the Lufkin, Texas facility were transferred to the Cleveland, Ohio plant. Costs to relocate equipment and other consolidation items with cost of $3,400,000 were incurred and recorded to expense in fiscal 2000. In fiscal 1999 the Registrant recorded a pretax charge of $375,000 in severance benefits for 64 employees who were not transferred. The Lufkin, Texas facility will be used exclusively by Cybershield of Texas for electronics manufacturing services operations.

ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                      (In thousands)
                                         June 30,
                                     -----------------
                                      2000       1999
                                     -------    ------
Product warranty reserves            $ 1,748   $ 1,976
Self-insurance reserves                1,414     1,208
Compensation and employee benefits     3,422     4,666
All other                              5,669     7,967
                                     -------   -------
                                     $12,253   $15,817
                                     =======   =======

INCOME TAXES

         The Registrant's effective tax rate was 37.9% in 2000, 36.0% in 1999 and 35.6% in 1998. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:


                                                  2000     1999    1998
                                                 ------   ------  ------
Federal statutory tax rate                        35.0%   35.0%   35.0%
Change in tax rate resulting from:
  State income taxes, net of federal tax effect    2.6%     .7%     .9%
  Miscellaneous items                               .3%     .3%    (.3)%
                                                  ----    ----    ----
                                                  37.9%   36.0%   35.6%
                                                  ====    ====    ====

Components of the income tax provisions consist of the following:

                         (In thousands)
                   2000      1999      1998
                  -------   -------   -------
Federal:
  Current         $14,768   $ 9,169   $ 6,722
  Deferred, net     1,814     4,625     3,010
State               1,675       453       402
                  -------   -------   -------
                  $18,257   $14,247   $10,134
                  =======   =======   =======

The significant components of the Registrant's deferred tax assets and liabilities are summarized below:

                                                              (In thousands)
                                                      2000        1999        1998
                                                    --------    --------    --------
Deferred tax assets:
    Accrued liabilities, difference in
      expense recognition                           $  2,103    $  2,304    $  1,786
    Receivables, bad debt reserve                        337         338         203
    Inventories, difference in capitalization            382          44         239
                                                    --------    --------    --------
                                                       2,822       2,686       2,228
                                                    --------    --------    --------

Deferred tax liabilities:
    Fixed assets, primarily depreciation method
      differences and deferred preoperating costs    (21,083)    (18,047)    (15,881)
      Other current assets, insurance claim               --        (575)         --
                                                    --------    --------    --------
                                                     (21,083)    (18,622)    (15,881)
                                                    --------    --------    --------

Net deferred tax liability                          $(18,261)   $(15,936)   $(13,653)
                                                    ========    ========    ========

FINANCIAL INFORMATION BY COMPANY SEGMENTS

                                                (In thousands)
                                       2000         1999         1998
                                     ---------    ---------    ---------
SALES
Roofing products                     $ 305,396    $ 278,918    $ 229,475
Electronics manufacturing services      33,420       22,367       13,544
Industrial products                     11,300       16,449       25,042
Corporate and eliminations                 159          140          117
                                     ---------    ---------    ---------
                                     $ 350,275    $ 317,874    $ 268,178
                                     =========    =========    =========

OPERATING PROFIT (LOSS)
Roofing products                     $  53,024    $  45,061    $  24,885
Electronics manufacturing services       4,904        3,384        3,650
Industrial products(1)                  (4,653)         182        7,130
Corporate and other                     (5,216)      (7,122)      (5,076)
                                     ---------    ---------    ---------
                                        48,059       41,505       30,589
Other income                             1,485           84          446
Interest expense                        (1,355)      (2,059)      (2,577)
                                     ---------    ---------    ---------

Income before income taxes           $  48,189    $  39,530    $  28,458
                                     =========    =========    =========

IDENTIFIABLE ASSETS
Roofing products                     $ 265,944    $ 209,742    $ 187,770
Electronics manufacturing services      25,707       20,709        7,372
Industrial products                      8,076        7,640        7,559
Corporate                               22,847       14,091       14,343
                                     ---------    ---------    ---------
                                     $ 322,574    $ 252,182    $ 217,044
                                     =========    =========    =========

DEPRECIATION AND AMORTIZATION
Roofing products                     $   8,537    $   7,899    $  10,025
Electronics manufacturing services       1,671          728          335
Industrial products                        347          481          498
Corporate                                  116          177          198
                                     ---------    ---------    ---------
                                     $  10,671    $   9,285    $  11,056
                                     =========    =========    =========

CAPITAL EXPENDITURES
Roofing products                     $  58,658    $  19,229    $   6,745
Electronics manufacturing services       6,281        4,934        3,866
Industrial products                      1,796          366          379
Corporate                                3,356        5,519        3,298
                                     ---------    ---------    ---------
                                     $  70,091    $  30,048    $  14,288
                                     =========    =========    =========

(1) In fiscal 1998, operating profit from the Registrant's technology licensing and consulting services business exceeded 10% of consolidated operating profit. This business has not historically met the 10% reporting test nor is it typically expected to in the future. No separate segment is reflected in fiscal 1998 for this business unit.

                          INDEPENDENT AUDITORS' REPORT
                            ON SUPPLEMENTAL SCHEDULE



  To the Shareholders and Board of Directors of Elcor Corporation:


              We have audited in accordance with auditing standards generally accepted in the United States, the accompanying consolidated financial statements of Elcor Corporation and have issued our report thereon dated August 14, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Supplemental Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.





                                            /s/ Arthur Andersen LLP
                                            -----------------------
                                                Arthur Andersen LLP



  Dallas, Texas
     August 14, 2000

                                                                     SCHEDULE II
                                                                  (In thousands)


                       ELCOR CORPORATION AND SUBSIDIARIES
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998


           Column A                     Column B            Column C                Column D           Column E
           --------                     --------      ------------------------   ----------------     -----------
                                                            Additions              Deductions
                                                      ------------------------   ----------------
                                       Balance at     Charged to                 For Purposes For     Balance at
                                        Beginning     Costs and                   Which Reserves          End
         Description                   of Period       Expenses       Other        Were Created        of Period
         -----------                   -----------    ----------    ----------   ----------------     ------------
YEAR ENDED JUNE 30, 2000

CONSOLIDATED:

Allowance for doubtful accounts        $       967   $        --   $        --     $        (4)        $       963
                                       ===========   ===========   ===========     ===========         ===========

Allowance for inventory obsolescence   $       297   $        --   $        --     $      (171)        $       126
                                       ===========   ===========   ===========     ===========         ===========


YEAR ENDED JUNE 30, 1999

CONSOLIDATED:

Allowance for doubtful accounts        $       580   $       525   $        14     $      (152)        $       967
                                       ===========   ===========   ===========     ===========         ===========

Allowance for inventory obsolescence   $       125   $       262   $        --     $       (90)        $       297
                                       ===========   ===========   ===========     ===========         ===========


YEAR ENDED JUNE 30, 1998

CONSOLIDATED:

Allowance for doubtful accounts        $       545   $       210   $        --     $      (175)        $       580
                                       ===========   ===========   ===========     ===========         ===========

Allowance for inventory obsolescence   $       201   $        25   $        --     $      (101)        $       125
                                       ===========   ===========   ===========     ===========         ===========

Item 9. Disagreements on Accounting and Financial Disclosure

         The Registrant has retained its independent public accountants for over 30 years. There have been no disagreements with the independent public accountants on accounting or financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information concerning the Directors of the Registrant required by this item is incorporated herein by reference to the material under the caption "Election of Directors" on pages 5, 6 and 7 of the Registrant's Proxy Statement dated September 20, 2000. Information concerning the Executive Officers of the Registrant is contained in Item 1 of this report under the caption "Executive Officers of the Registrant" on pages 10 and 11 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

         The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 7 through 16 of the Registrant's Proxy Statement dated September 20, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 3 and 4 of the Registrant's Proxy Statement dated September 20, 2000. The referenced information was provided as of September 5, 2000. Registrant is aware of no material change since such date in the beneficial ownership of any officer, director or beneficial owner of five percent of any class of its voting stock.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K

(a)       Financial Statements

         The following financial statements of Elcor Corporation are set forth in Item 8 of this Annual Report on Form 10-K:


Financial Statements:

Independent Auditors' Report
Consolidated Balance Sheet at June 30, 2000, and 1999
Consolidated Statement of Operations for the years ended
 June 30, 2000, 1999 and 1998
Consolidated Statement of Cash Flows for the years ended
 June 30, 2000, 1999, and 1998
Consolidated Statement of Shareholders' Equity for the years ended June 30, 2000, 1999, and 1998
Notes to Consolidated Financial Statements


Financial Statement Schedule:

Independent Auditors' Report
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K

        The Registrant filed Forms 8-K on April 20, 2000 and May 24, 2000 relating to press releases containing "forward-looking statements" about its prospects for the future.

(c)      Exhibits

                  **3.1    The Restated Certificate of Incorporation of the
                           Registrant, filed as Exhibit 3.1 to the Registrant's
                           Annual Report on Form 10-K for the year ended June
                           30, 1994 (File No. 1-5341).

                  **3.11   Certificate of Amendment to Certificate of
                           Incorporation dated December 2, 1998 (file No.
                           1-531).

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

                  **4.11   Fifth Amendment dated January 5, 2000 to Loan
                           Agreement dated September 29, 1993 among Elcor
                           Corporation, Bank of America, N.A., as Issuer,
                           Administrative Lender, and Lender; and Comerica Bank
                           - Texas, Bank of Tokyo - Mitsubishi, Ltd., The Frost
                           National Bank, and Bank One, Texas, N.A., as Lenders, filed as Exhibit 4.11 in the Registrant's Quarterly
                           Report on Form 10-Q for the quarter ended December
                           31, 1999 (File No. 1 - 5341).

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

                  *10.4    Deferred Compensation Plan.

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







                                     ELCOR CORPORATION


  Date   September 26, 2000          By /s/ Richard J. Rosebery
                                        -----------------------------
                                        Richard J. Rosebery
                                        Vice Chairman,
                                        Chief Financial and Administrative
                                        Officer


                                     By /s/ Leonard R. Harral
                                        -----------------------------
                                        Leonard R. Harral
                                        Vice President and Chief
                                        Accounting Officer

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


           Signature                          Title                             Date
           ---------                          -----                             ----
/s/ Harold K. Work                     Chairman of the Board,             September 26, 2000
-----------------------------          President, Chief
   Harold K. Work                      Executive Officer

/s/ Richard J. Rosebery                Vice Chairman, Chief               September 26, 2000
-----------------------------          Financial and Administrative
   Richard J. Rosebery                 Officer

/s/ Leonard R. Harral                  Vice President and                 September 26, 2000
-----------------------------          Chief Accounting Officer
   Leonard R. Harral

/s/ James E. Hall                      Director                           September 26, 2000
----------------------------
   James E. Hall

/s/ Thomas D. Karol                    Director                           September 26, 2000
----------------------------
   Thomas D. Karol

/s/ Dale V. Kesler                     Director                           September 26, 2000
----------------------------
   Dale V. Kesler

/s/ David W. Quinn                     Director                           September 26, 2000
----------------------------
   David W. Quinn

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
**3.1    The Restated Certificate of Incorporation of the Registrant, filed as
         Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

**3.11   Certificate of Amendment to Certificate of Incorporation dated December
         2, 1998 (file No. 1-531).

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

**4.11   Fifth Amendment dated January 5, 2000 to Loan Agreement dated September
         29, 1993 among Elcor Corporation, Bank of America, N.A., as Issuer,
         Administrative Lender, and Lender; and Comerica Bank - Texas, Bank of
         Tokyo - Mitsubishi, Ltd., The Frost National Bank, and Bank One, Texas,
         N.A., as Lenders, filed as Exhibit 4.11 in the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 1
         - 5341).

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

 *10.4   Deferred Compensation Plan.

 *21     Subsidiaries of the Registrant.

 *23     Consent of Independent Public Accountants.

 *27     Financial Data Schedule (EDGAR submission only).

----------

  *       Filed herewith.

 **       Incorporated by reference.