Form 10-Q
period 2000-09-30
ELCOR CORP
filed 2000-11-13
CIK 32017

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------


For Quarter Ended September 30, 2000             Commission File number 1-5341
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

         As of close of business on November 1, 2000, Registrant had outstanding 19,373,730 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (Unaudited, $ in thousands)

                                                                       September 30,      June 30,
                                                                           2000             2000
                                                                       -------------    -------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $       4,146    $       4,702
Trade receivables, less allowance of $958 and $963                            71,435           71,712
Inventories -
         Finished goods                                                       32,701           29,249
         Work-in-process                                                         360              259
         Raw materials                                                        13,949           11,457
                                                                       -------------    -------------
                  Total inventories                                           47,010           40,965
                                                                       -------------    -------------

Prepaid expenses and other                                                     2,631            4,312
Deferred income taxes                                                          2,897            2,822
                                                                       -------------    -------------
                  Total current assets                                       128,119          124,513
                                                                       -------------    -------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                       295,103          279,028
         Less - accumulated depreciation                                     (87,113)         (83,924)
                                                                       -------------    -------------
                  Property, plant and equipment, net                         207,990          195,104
                                                                       -------------    -------------

OTHER ASSETS                                                                   2,901            2,957
                                                                       -------------    -------------
                                                                       $     339,010    $     322,574
                                                                       =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                       $      32,510    $      36,034
Accrued liabilities                                                           14,885           12,253
                                                                       -------------    -------------
                  Total current liabilities                                   47,395           48,287
                                                                       -------------    -------------

LONG-TERM DEBT                                                               105,300           91,300
DEFERRED INCOME TAXES                                                         21,831           21,083

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                                                 19,988           19,988
         Paid-in-capital                                                      58,253           58,480
         Retained earnings                                                    94,609           90,641
                                                                       -------------    -------------
                                                                             172,850          169,109
         Less-Treasury stock (502,146 and 436,395 shares, at cost)            (8,366)          (7,205)
                                                                       -------------    -------------
                  Total shareholders' equity                                 164,484          161,904
                                                                       -------------    -------------
                                                                       $     339,010    $     322,574
                                                                       =============    =============


See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                   Three Months Ended
                                                      September 30,
                                                 -----------------------
                                                    2000         1999
                                                 ----------   ----------

SALES                                            $   86,201   $   95,789
                                                 ----------   ----------

COST AND EXPENSES
        Cost of sales                                66,419       69,742
        Selling, general and administrative          11,439        9,512
                                                 ----------   ----------
INCOME FROM OPERATIONS                                8,343       16,535
                                                 ----------   ----------

OTHER EXPENSE
        Interest expense, net                           505          417
                                                 ----------   ----------

INCOME BEFORE INCOME TAXES                            7,838       16,118
        Provision for income taxes                    2,894        6,109
                                                 ----------   ----------
NET INCOME                                       $    4,944   $   10,009
                                                 ==========   ==========

NET INCOME PER SHARE-BASIC                       $      .25   $      .51
                                                 ==========   ==========

NET INCOME PER SHARE-DILUTED                     $      .25   $      .50
                                                 ==========   ==========

DIVIDENDS PER COMMON SHARE                       $      .05   $      .05
                                                 ==========   ==========

See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, $ in thousands)

                                                                              Three Months Ended
                                                                                September 30,
                                                                           ------------------------
                                                                              2000          1999
                                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                        $    4,944    $   10,009
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                                 3,419         2,607
                  Deferred income taxes                                           673           190
                  Changes in assets and liabilities:
                     Trade receivables                                            277         4,285
                     Inventories                                               (6,045)        1,862
                     Prepaid expenses and other                                 1,681         1,779
                     Accounts payable and accrued liabilities                    (892)        9,702
                                                                           ----------    ----------

                  Net cash provided by operating activities                     4,057        30,434
                                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                           (16,298)      (12,610)
         Other                                                                     49          (114)
                                                                           ----------    ----------

                  Net cash used for investing activities                      (16,249)      (12,724)
                                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings, net                                             14,000       (18,800)
         Dividends on common stock                                               (975)         (977)
         Treasury stock transactions and other, net                            (1,389)          142
                                                                           ----------    ----------

                  Net cash provided by (used for) financing activities         11,636       (19,635)
                                                                           ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (556)       (1,925)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,702         4,186
                                                                           ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    4,146    $    2,261
                                                                           ==========    ==========

See accompanying notes to consolidated financial statements.

                               ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 2000 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ending September 30, 2000 and 1999, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. In accordance with the requirements of FASB SFAS No. 131, the company is segregated into the following segments: Roofing Products, Electronics Manufacturing Services and Industrial Products. The Roofing Products segment consists of the various operating subsidiaries of Elk Corporation of Dallas (collectively Elk). These companies manufacture and sell premium laminated fiberglass asphalt residential and accessory roofing products, together with nonwoven mats used in manufacturing asphalt roofing products and various industrial applications.

         The Electronics Manufacturing Services segment consists of the various operating subsidiaries of Cybershield, Inc. (collectively Cybershield). These companies are engaged in the shielding of plastic electronics enclosures by the use of electroless metallic chemicals, vacuum metalization, robotic spray metallic paints and conductive dispense gaskets, application of pad print and/or decorative paint finishes, installation of antenna components, light tubes, battery connections, inserts, subassembly operations and other value added services for the telecommunications, computer and electronic equipment industries. Due to the increasing materiality of the Electronics Manufacturing Services business to the company, its operations have been segregated into a separate segment as of June 30, 2000. These operations were previously included in the Industrial Products segment.

         The Industrial Products segment is comprised of: (1) surface finishing of original equipment and remanufactured reciprocating diesel engine components used in the railroad and marine transportation industries; and (2) technology licensing and consulting services for the natural gas processing industry.

       Financial information by company segment is summarized as follows:

                                                  (In thousands)
                                                Three Months Ended
                                                  September 30,
                                           ----------------------------
                                               2000            1999
                                           ------------    ------------
SALES
Roofing products                           $     75,218    $     82,939
Electronics manufacturing services                8,389           9,144
Industrial products                               2,564           3,662
Corporate and eliminations                           30              44
                                           ------------    ------------
                                           $     86,201    $     95,789
                                           ============    ============
OPERATING PROFIT
Roofing products                           $     10,999    $     16,277
Electronics manufacturing services                  697           1,360
Industrial products                              (1,245)            169
Corporate and other                              (2,108)         (1,271)
                                           ------------    ------------
                                                  8,343          16,535
Interest expense, net                              (505)           (417)
                                           ------------    ------------
Income before income taxes                 $      7,838    $     16,118
                                           ============    ============

IDENTIFIABLE ASSETS
Roofing products                           $    278,230    $    207,728
Electronics manufacturing services               30,437          23,735
Industrial products                               8,666           6,972
Corporate                                        21,677          14,175
                                           ------------    ------------
                                           $    339,010    $    252,610
                                           ============    ============
DEPRECIATION AND AMORTIZATION
Roofing products                           $      2,193    $      2,101
Electronics manufacturing services                  460             377
Industrial products                                  85              91
Corporate                                           681              38
                                           ------------    ------------
                                           $      3,419    $      2,607
                                           ============    ============
CAPITAL EXPENDITURES
Roofing products                           $     13,742    $      9,242
Electronics manufacturing services                2,230           1,903
Industrial products                                 252              20
Corporate                                            74           1,445
                                           ------------    ------------
                                           $     16,298    $     12,610
                                           ============    ============

3. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                  (In thousands)
                                                Three Months Ended
                                                  September 30,
                                           ---------------------------
                                               2000           1999
                                           ------------   ------------

Net income                                 $      4,944   $     10,009
                                           ============   ============

Denominator for basic earnings
  per share - weighted average
  shares outstanding                             19,524         19,528

Effect of dilutive securities:
  Employee stock options                            231            454
                                           ------------   ------------

Denominator for dilutive earnings
per share - adjusted weighted
average shares and assumed
issuance of shares purchased
under incentive stock option plan
using the treasury stock method                  19,755         19,982
                                           ============   ============

Basic earnings per share                   $        .25   $        .51
                                           ============   ============

Diluted earnings per share                 $        .25   $        .50
                                           ============   ============

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     During the three-month period ended September 30, 2000, net income decreased 51% to $4,944,000 compared to $10,009,000 in the same prior year period. Sales decreased 10% to $86,201,000 in the first three months of fiscal 2001 compared to $95,789,000 in the first three months of fiscal 2000. Decreased sales and income were reported in each of the company's three business segments.

     Sales for the Roofing Products segment decreased 9% to $75,218,000 for the three months ended September 30, 2000 compared to $82,939,000 in the same prior year quarter. The decrease in sales reflected a decline in sales of both laminated asphalt shingles and nonwoven fiberglass roofing mat sold to other roofing manufacturers. Shipments for laminated asphalt shingles remained strong in the Southwestern United States, but shipments in many other regions, particularly the Western United States were lower in the first quarter of fiscal 2001 compared to the same quarter last year. Currently, the company believes that the overall supply of laminated shingles exceeds demand because some asphalt shingle manufacturers may have increased their production of laminated shingles to compensate for lower demand for commodity shingles. Operating income for the Roofing Products segment decreased 32% to $10,999,000 for the three months ended September 30, 2000 compared to $16,277,000 in the prior year quarter. The decrease in operating income compared to the prior year is primarily the result of the decrease in shipments of premium laminated fiberglass shingles and nonwoven fiberglass mats, combined with significantly higher costs for raw materials and higher expenses relating to the start-up of new facilities and products. The price of asphalt, which accounts for about 24% of cost of goods sold for laminated asphalt shingles, increased about 50% for the first quarter of fiscal 2001 compared to the same quarter last year. Laminated shingles average selling prices were 2.9% higher in the three months ended September 30, 2000 compared to the same prior year quarter, but higher selling prices could only partially offset the much higher raw material costs. The company expects market conditions to remain difficult for most of fiscal 2001 due to the current excess in supply of laminated shingles over anticipated demand, higher raw materials prices and stiff competition that is keeping pressure on selling prices.

     Sales for the Electronics Manufacturing Services segment decreased 8% to $8,389,000 in the first quarter of fiscal 2001 compared to $9,144,000 in the same prior year quarter. Lower sales were primarily the result of reduced demand for mature digital cell phone models served by Cybershield as new models are being introduced to the market. Operating income decreased 49% to $697,000 in the three-month period ended September 30, 2000 from $1,360,000 in the same three-month period last year. Decreased operating income is primarily attributable to reduced sales and higher costs during initial production ramp-ups on six new digital wireless handset products for three of North America's four leading digital wireless handset manufacturers. Sales and operating profit for the Electronics Manufacturing Services segment are expected to increase as fiscal 2001 progresses due to escalating production volumes of these new products.

     Sales for the Industrial Products segment decreased 30% in the three-month period ending September 30, 2000 to $2,564,000 from $3,662,000 in the same prior year quarter. A $1,245,000 operating loss was reported in the current year quarter compared to a $169,000 operating profit in the prior year quarter. Most of the operating loss occurred in the month of July 2000 and was the result of the consolidation of manufacturing operations and initial production of products new to Chromium Corporation's Cleveland, Ohio plant. Chromium generated a small operating profit for the months of August and September 2000, and the outlook appears good for substantial improvement as fiscal 2001 progresses. Ortloff Engineers also experienced lower operating results for the first quarter; however, its outlook appears bright for awards of significant projects for licenses of Elcor's leading edge patented cryogenic gas processing technology as fiscal year 2001 progresses.

     Overall selling, general and administrative costs (SG&A) in the three-month period ending September 30, 2000 were significantly higher than in the same period in the prior fiscal year. Increased costs compared to the prior year period included higher sales and marketing costs in the Roofing Products segment, severance related costs within the Industrial Products segment and higher depreciation at corporate relating to the new enterprise resource system.

     Interest expense in the first quarter of fiscal 2001 was $505,000 compared to $417,000 in the same prior year period. The company capitalized $1,248,000 of interest in the current year quarter compared to $275,000 in the prior year quarter. Capitalized interest expense in both years related to the construction of the new Myerstown, Pennsylvania shingle plant and other major projects.

FINANCIAL CONDITION

     During the first three months of fiscal 2001, the company generated cash flows of $4,057,000 despite a $5,054,000 increase in working capital (excluding cash and cash equivalents). The primary increase in working capital related to higher inventories of premium laminated fiberglass shingles, roofing mats and advance purchases of certain raw materials. Planned production levels at the Shafter, California plant were reduced in the latter part of the quarter ended September 30, 2000 to reflect current economic conditions in the roofing materials industry and further adjustments in planned production of laminated shingles and roofing mats may occur during the winter months.

     Trade receivables were $277,000 higher at September 30, 2000 compared to June 30, 2000 as sales for the last two months of the quarter ended September 30, 2000 exceeded sales for the last two months of fiscal 2000 (the periods to which most outstanding receivables apply). All deferred receivables applicable to promotional programs to certain customers outstanding at the end of fiscal 2000 were collected in accordance with their terms in the first quarter of fiscal 2001.

     The current ratio at September 30, 2000 was 2.7:1 compared to 2.6:1 at the end of fiscal 2000. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

     The company used $16,249,000 for net investing activities in the first three months of fiscal 2001. Most expenditures were for additions to property, plant and equipment. About $12,500,000 of capital expenditures in the first three months of fiscal 2001 were for construction costs relating to the new Myerstown, Pennsylvania premium laminated fiberglass asphalt shingle plant. This new facility is nearing completion with limited manufacturing operations scheduled to begin in the December 2000 quarter. The Myerstown plant is expected to increase the company's overall laminated shingle capacity by about 38%. The company plans to continue its significant expansion plan over the next several years based on growth in market demand. Expansion plans include completion of its fourth roofing plant currently under construction, evaluation of the need for a fifth roofing plant in two to three years, expanding capacity and improving productivity at existing plants, installing production lines for new products, and increasing capacity for Cybershield's digital wireless cellular phone business, including international expansion.

     Cash flows from financing activities were $11,636,000 during the first quarter of fiscal 2001, primarily resulting from a $14,000,000 increase in long-term debt. Long-term debt represented 39% of the $269,784,000 of invested capital (long-term debt plus shareholders' equity) at September 30, 2000.

     In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common shares from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Director authorized the repurchase of up to an additional $10,000,000 of common stock. As of September 30, 2000, 307,990 shares with cumulative cost of $5,372,000 had been repurchased under these authorizations.

     The company anticipates increasing its revolving credit facility from $125,000,000 to $150,000,000 - $175,000,000 to support its capital expansion program. Management believes that current cash and cash equivalents, projected cash flows from operations, combined with an increased unsecured revolving credit facility should be sufficient during fiscal 2001 and beyond to fund its expansion plans, working capital needs, dividends, stock repurchases and other cash requirements.

     The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or result of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's industrial products and electronics manufacturing services operations utilize hazardous materials in their production processes. As a result, the company incurs costs for remediation activities off-site and at its facilities from time to time. The company establishes and maintains reserves for such remediation activities, when appropriate. Current reserves established for known or probable remediation activities are not material to the company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis and the results of operations and financial condition and other sections of this Form 10-Q contain "forward-looking statements" about its prospects for the future. The statements that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "outlook," "believe," "estimate," "plan," "project," "expect," "anticipate," "predict," "could," "should," "may," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, the company's actual results could differ materially from those discussed here. Such risks and uncertainties include, but are not limited to, the following:

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

         2. In the asphalt roofing products business, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher trucking and rail costs. Historically, the company has been able to pass some of the higher raw material and transportation costs through to the customer. Should the company be unable to recover higher raw material and/or transportation costs from price increases of its products, operating results could be adversely affected and/or lower than projected.

         3. The company plans to continue its significant expansion plan over the next several years, including the construction of new facilities. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new plant facilities. If such progress is slower than anticipated, if substantial cost overruns occur in building new plants, or if demand for products produced at new plants does not meet current expectations, operating results could be adversely affected.

         4. Certain facilities of the company's electronics manufacturing services and industrial products subsidiaries must utilize hazardous materials in their production process. As a result, the company could incur costs for remediation activities at its facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

         5. The company's litigation, including Elk's defense of purported class action lawsuits, is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

         6. Although the company currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds or borrowings under its available credit facilities, significant increases in interest rates could substantially affect its borrowing costs under its existing loan facility, or its cost of alternative sources of capital.

         7. Each of the company's businesses, especially Cybershield's shielding business, is subject to the risks of technological changes that could affect the demand for or the relative cost of the company's products and services, or the method and profitability of the method of distribution or delivery of such products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly.

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

PART II.  OTHER INFORMATION

ITEM 6:  Exhibits and Reports of Form 8-K

         (a)      Exhibit:

                  Exhibit (27): Financial Data Schedule (EDGAR submission only).

         (b) The registrant filed one report on Form 8-K during the quarter ended September 30, 2000. The registrant filed a Form 8-K on August 15, 2000 relating to a press release containing "forward-looking statements" about its prospects for the future.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ELCOR CORPORATION



DATE: November 13, 2000                        /s/ Richard J. Rosebery
                                               ---------------------------------
                                               Richard J. Rosebery
                                               Vice Chairman, Chief Financial &
                                               Administrative Officer

                                               /s/ Leonard R. Harral
                                               ---------------------------------
                                               Leonard R. Harral
                                               Vice President and Chief
                                               Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule