Form 10-Q
period 2000-12-31
ELCOR CORP
filed 2001-02-13
CIK 32017

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------


For Quarter Ended December 31, 2000                Commission File number 1-5341


                                ELCOR CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                               75-1217920
---------------------------                                 ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


          14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                    75240-8871
--------------------------------------------                    ----------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (972) 851-0500

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

         As of close of business on February 1, 2001, Registrant had outstanding 19,213,953 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           (Unaudited, $ in thousands)

                                                      December 31,   June 30,
ASSETS                                                   2000          2000
                                                      -----------   ---------
CURRENT ASSETS
Cash and cash equivalents                              $   3,461    $   4,702
Trade receivables, less allowance of $958 and $963        48,429       71,712
Inventories -
         Finished goods                                   43,258       29,249
         Work-in-process                                     535          259
         Raw materials                                    14,411       11,457
                                                       ---------    ---------
                  Total inventories                       58,204       40,965
                                                       ---------    ---------

Prepaid expenses and other                                 4,127        4,312
Deferred income taxes                                      2,937        2,822
                                                       ---------    ---------
                  Total current assets                   117,158      124,513
                                                       ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                   304,851      279,028
         Less - accumulated depreciation                 (90,385)     (83,924)
                                                       ---------    ---------
                  Property, plant and equipment, net     214,466      195,104
                                                       ---------    ---------

OTHER ASSETS                                               2,797        2,957
                                                       ---------    ---------
                                                       $ 334,421    $ 322,574
                                                       =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                       $  33,824    $  36,034
Accrued liabilities                                        9,404       12,253
                                                       ---------    ---------
                  Total current liabilities               43,228       48,287
                                                       ---------    ---------

LONG-TERM DEBT                                           108,000       91,300
DEFERRED INCOME TAXES                                     22,474       21,083

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                             19,988       19,988
         Paid-in-capital                                  58,155       58,480
         Retained earnings                                94,654       90,641
                                                       ---------    ---------
                                                         172,797      169,109

         Less --  Treasury stock (776,334 and
                    436,395 shares, at cost)             (12,078)      (7,205)
                                                       ---------    ---------
                  Total shareholders' equity             160,719      161,904
                                                       ---------    ---------
                                                       $ 334,421    $ 322,574
                                                       =========    =========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                       Three Months Ended         Six Months Ended
                                                           December 31,             December 31,
                                                     ----------------------    ----------------------
                                                        2000        1999         2000          1999
                                                     ---------    ---------    ---------    ---------
SALES                                                $  68,620    $  81,736    $ 154,821    $ 177,525
                                                     ---------    ---------    ---------    ---------

COST AND EXPENSES
       Cost of sales                                    53,825       60,674      120,244      130,416
       Selling, general and administrative              12,548        9,838       23,987       19,350
                                                     ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS                                   2,247       11,224       10,590       27,759
                                                     ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE)
       Gain from involuntary conversion                     --          889           --          889
       Interest expense, net                              (623)        (104)      (1,128)        (521)
                                                     ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                               1,624       12,009        9,462       28,127
       Provision for income taxes                          619        4,538        3,513       10,647
                                                     ---------    ---------    ---------    ---------
NET INCOME                                           $   1,005    $   7,471    $   5,949    $  17,480
                                                     =========    =========    =========    =========

NET INCOME PER SHARE-BASIC                           $     .05    $     .38    $     .31    $     .89
                                                     =========    =========    =========    =========

NET INCOME PER SHARE-DILUTED                         $     .05    $     .37    $     .30    $     .87
                                                     =========    =========    =========    =========

DIVIDENDS PER COMMON SHARE                           $     .05    $     .05    $     .10    $     .10
                                                     =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                                 Six Months Ended
                                                                                   December 31,
                                                                              --------------------
                                                                                2000        1999
                                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                           $  5,949    $ 17,480
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                                  6,699       5,254
                  Deferred income taxes                                          1,276         401
                  Gain from involuntary conversion                                  --        (889)
                  Changes in assets and liabilities:
                     Trade receivables                                          23,283      21,607
                     Inventories                                               (17,239)     (9,257)
                     Prepaid expenses and other                                    185       2,672
                     Accounts payable and accrued liabilities                   (5,059)      6,987
                                                                              --------    --------

                  Net cash provided by operating activities                     15,094      44,255
                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                            (26,048)    (31,330)
         Insurance proceeds from involuntary conversion                             --       1,651
         Other                                                                     147         (72)
                                                                              --------    --------

                  Net cash used for investing activities                       (25,901)    (29,751)
                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings, net                                              16,700     (13,700)
         Dividends on common stock                                              (1,936)     (1,956)
         Treasury stock transactions and other, net                             (5,198)        236
                                                                              --------    --------

                  Net cash provided by (used for) financing activities           9,566     (15,420)
                                                                              --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,241)       (916)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   4,702       4,186
                                                                              --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  3,461    $  3,270
                                                                              ========    ========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's fiscal 2000 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ending December 31, 2000 and 1999, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

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

       Financial information by company segment is summarized as follows (in thousands):

                                        Three Months Ended        Six Months Ended
                                           December 31,             December 31,
                                     ----------------------    ----------------------
                                       2000         1999         2000         1999
                                     ---------    ---------    ---------    ---------
SALES
Roofing products                     $  56,623    $  68,830    $ 131,841    $ 151,769
Electronics manufacturing services       8,347        9,865       16,736       19,009
Industrial products                      3,621        2,996        6,185        6,658
Corporate and eliminations                  29           45           59           89
                                     ---------    ---------    ---------    ---------
                                     $  68,620    $  81,736    $ 154,821    $ 177,525
                                     =========    =========    =========    =========
OPERATING PROFIT
Roofing products                     $   3,363    $  11,318    $  14,362    $  27,595
Electronics manufacturing services         919        2,252        1,616        3,612
Industrial products                        297         (845)        (948)        (676)
Corporate and other                     (2,332)      (1,501)      (4,440)      (2,772)
                                     ---------    ---------    ---------    ---------
                                         2,247       11,224       10,590       27,759
Gain from involuntary conversion            --          889           --          889
Interest expense, net                     (623)        (104)      (1,128)        (521)
                                     ---------    ---------    ---------    ---------
Income before income taxes           $   1,624    $  12,009    $   9,462    $  28,127
                                     =========    =========    =========    =========

IDENTIFIABLE ASSETS
Roofing products                     $ 273,872    $ 212,863    $ 273,872    $ 212,863
Electronics manufacturing services      31,303       24,096       31,303       24,096
Industrial products                      9,742        7,524        9,742        7,524
Corporate                               19,504       17,449       19,504       17,449
                                     ---------    ---------    ---------    ---------
                                     $ 334,421    $ 261,932    $ 334,421    $ 261,932
                                     =========    =========    =========    =========
DEPRECIATION AND AMORTIZATION
Roofing products                     $   2,203    $   2,110    $   4,396    $   4,211
Electronics manufacturing services         330          413          790          790
Industrial products                         65           86          150          177
Corporate                                  682           38        1,363           76
                                     ---------    ---------    ---------    ---------
                                     $   3,280    $   2,647    $   6,699    $   5,254
                                     =========    =========    =========    =========
CAPITAL EXPENDITURES
Roofing products                     $   8,490    $  16,130    $  22,232    $  25,372
Electronics manufacturing services       1,109          912        3,339        2,815
Industrial products                        118          544          370          564
Corporate                                   33        1,134          107        2,579
                                     ---------    ---------    ---------    ---------
                                     $   9,750    $  18,720    $  26,048    $  31,330
                                     =========    =========    =========    =========

3. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share (dollars and share totals, in thousands):

                                        Three Months Ended   Six Months Ended
                                            December 31,       December 31,
                                        ------------------  -----------------
                                          2000      1999      2000      1999
                                        -------   -------   -------   -------
Net income                              $ 1,005   $ 7,471   $ 5,949   $17,480
                                        =======   =======   =======   =======

Denominator for basic earnings
per share - weighted average
shares outstanding                       19,317    19,564    19,420    19,546

Effect of dilutive securities:
Employee stock options                      121       507       177       481
                                        -------   -------   -------   -------

Denominator for dilutive earnings per
share - adjusted weighted average
shares and assumed issuance of shares
purchased under incentive stock
option plan using the treasury
stock method                             19,438    20,071    19,597    20,027
                                        =======   =======   =======   =======

Basic earnings per share                $   .05   $   .38   $   .31   $   .89
                                        =======   =======   =======   =======

Diluted earnings per share              $   .05   $   .37   $   .30   $   .87
                                        =======   =======   =======   =======

4. On November 30, 2000, the company increased its unsecured revolving credit facility from $125,000,000 to $175,000,000 and extended its term to November 30, 2005. The pricing level for prime rate loans, Eurodollar rate loans and commitment fees were increased and are based on the company's leverage ratio, as defined, at each quarter end. Based on the leverage ratio at December 31, 2000, the Eurodollar borrowing rate was LIBOR plus 1.125% and the commitment fee was .25% of the average unused portion of the line.

         The facility, among other things, requires that the company maintain a specified minimum consolidated net worth, a minimum interest coverage ratio and a maximum capitalization ratio, all based on defined terms. The facility also contains restrictions that limit the payment of cash dividends and stock repurchases based on defined criteria.

5. During the second quarter of fiscal 2001, management determined that the useful lives of certain buildings and equipment utilized in the Electronics Manufacturing Services segment were longer than originally established. A change in accounting estimate was recognized to reflect this decision, resulting in an increase in pretax income of $150,000 per fiscal quarter beginning in the quarter ended December 31, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999.

     During the three-month period ended December 31, 2000, net income decreased 87% to $1,005,000 compared to $7,471,000 for the same prior year period. Sales decreased 16% to $68,620,000 in the second quarter of fiscal 2001 compared to $81,736,000 in the same period of fiscal 2000. Decreased sales and income were reported in the Roofing Products and Electronics Manufacturing Services segments. However, the Industrial Products segment achieved higher sales and much improved operating results. During the three-month period ended December 31, 1999, the company recorded $889,000 gain from involuntary conversion as a result of insurance proceeds exceeding the book value of assets destroyed in a plant explosion in September 1998 at its nonwoven fiberglass roofing mat plant in Ennis, Texas. Final settlement with the company's insurance company was reached in fiscal 2000.

     Sales for the Roofing Products segment decreased 18% to $56,623,000 for the three months ended December 31, 2000 compared to $68,830,000 in the same prior year quarter. The decrease in sales reflected a decline in shipments of both laminated asphalt shingles and nonwoven fiberglass roofing mat sold to other roofing manufacturers. Lower demand for residential asphalt roofing products in many regions of the country resulting from weakening industry conditions was exacerbated by unusually harsh weather conditions in some areas of the United States in the current year quarter, as compared to prior year record demand levels.

     Operating income for the Roofing Products segment decreased 70% to $3,363,000 for the three months ended December 31, 2000 compared to $11,318,000 in the prior year quarter. The decrease in operating income compared to the prior year is primarily the result of the decrease in shipments of premium laminated fiberglass shingles and nonwoven fiberglass mats, combined with significantly higher costs for raw materials and higher expenses relating to the start-up of new facilities and products. While asphalt costs have remained relatively stable in fiscal 2001, the price of asphalt, which accounts for about 24% of cost of goods sold for laminated asphalt shingles, increased 32% in the quarter ended December 31, 2000 compared to the same quarter last year. Average selling prices for laminated shingles were about flat in the current year quarter compared to the same prior year period.

     Sales for the Electronics Manufacturing Services segment decreased 15% to $8,347,000 in the second quarter of fiscal 2001 compared to $9,865,000 in the same period last year. Prior year quarter sales benefited from higher production levels of components for more mature digital cell phone models. Operating income decreased 59% to $919,000 in the three-month period ended December 31, 2000 from $2,252,000 in the same three-month period last year. The current year's second quarter results reflect lower production volumes of these mature phone components and higher costs associated with ramping up production of components for several new phone models.

     Sales for the Industrial Products Group increased 21% to $3,621,000 in the three-month period ending December 31, 2000 compared to $2,996,000 in the same prior year quarter. A $297,000 operating profit was reported in the current year quarter compared to an $845,000 operating loss in the prior year quarter. Significantly improved results were due primarily to Chromium Corporation's turnaround after consolidating all manufacturing operations into its Cleveland, Ohio facility. The prior year operating loss included about $800,000 of nonrecurring costs to relocate equipment and other consolidation related items. Ortloff Engineers, the company's patent licensing and engineering consulting services business, also reported improved operating results in the current year quarter compared to the same prior year quarter.

     Overall selling, general and administrative costs (SG&A) in the three-month period ending December 31, 2000 were significantly higher than in the same period in the prior fiscal year. Increased costs compared to the prior year period included higher sales and marketing costs in the Roofing Products segment and higher depreciation at corporate relating to the new enterprise resource system.

     Net interest expense in the second quarter of fiscal 2001 was $623,000 compared to $104,000 in the same prior year period. The company capitalized $1,419,000 of interest in the current year quarter compared to $509,000 in the prior year quarter. Capitalized interest expense in both years related to the construction of the new Myerstown, Pennsylvania shingle plant and other major projects.

CHANGES IN THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1999.

     During the six-month period ended December 31, 2000, net income decreased to $5,949,000 from $17,480,000 in last year's first half. Sales decreased 13% to $154,821,000 in the current year period from $177,525,000 in the same prior year period. Decreased sales and income were reported in the Roofing Products and Electronics Manufacturing Services segments. The Industrial Products segment reported a small reduction in sales and a slightly higher operating loss for the first half of fiscal 2001 compared to the same prior year period.

     Sales for the Roofing Products segment decreased 13% to $131,841,000 for the six months ended December 31, 2000 compared to $151,769,000 in the same period last year. During the first half of fiscal 2001, sales of the company's laminated asphalt shingles and nonwoven fiberglass mat sold to other roofing manufacturers declined in many regions of the country, particularly in the Western United States, as a result of a combination of factors, including overall weakened economic conditions, unusually harsh winter weather conditions and actions by competitors to increase their production of laminated shingles to compensate for lower demand for commodity shingles.

     Operating income for the Roofing Products segment decreased significantly to $14,362,000 for the first six months of fiscal 2001 compared to $27,595,000 for the same period in the prior fiscal year. Although average selling prices for laminated shingles were slightly higher in the current year period compared to the same period last year, the increased sales prices did not offset the significantly higher costs for raw materials, particularly asphalt costs, and higher expenses relating to start-up of the new Myerstown, Pennsylvania roofing plant and development of new products. These factors, combined with lower shipments of roofing products, resulted in a 48% reduction in operating profit compared to the prior year.

     Management is cautiously optimistic that recent heavy rains in the Western United States and harsh winter weather conditions in the Midwestern and Northern regions of the United States may provide the impetus for increased demand in the months ahead. Further, recent actions of competitors to close inefficient roofing plants and to curtail production at selected roofing plants may reduce industry wide excess inventories which have restricted the industry's ability to recover sharply higher raw material and transportation costs through increased pricing.

     Sales for the Electronics Manufacturing Services segment decreased 12% to $16,736,000 in the six-month period ended December 31, 2000 compared to $19,009,000 in the same period in the prior fiscal year. Lower sales were primarily the result of reduced demand for mature digital cell phone models served by Cybershield as new models are being introduced into the market. Operating income decreased 55% to $1,616,000 in the first half of fiscal 2001 from $3,612,000 in the six-month period ended December 31, 1999. Decreased operating income is primarily attributable to reduced sales and higher costs during initial production ramp-ups on new digital wireless handset products.

     Sales and operating profit for the Electronics Manufacturing Services segment are expected to increase in the third and fourth quarters of fiscal 2001 due to the scheduled ramp-up of new cellular handset components and other new products. Although there are many uncertainties in the market, if Cybershield's telecom customers maintain current production schedules, full year fiscal 2001 sales and operating income could exceed fiscal 2000 results by about a third.

     Sales for the Industrial Products segment decreased 7% in the six-month period ended December 31, 2000 to $6,185,000 from $6,658,000 for the same period in the prior fiscal year. A $948,000 operating loss was reported in the current year period compared to a $676,000 operating loss in the prior year period. However, the current year operating loss occurred in July 2000 and was the result of the consolidation of manufacturing operations and initial production of products new to Chromium Corporation's Cleveland, Ohio plant. Excluding the results for July 2000, Chromium has generated an operating profit for the current year period and the outlook appears good for continuing improvement as fiscal 2001 progresses. The prior year period operating loss included a significant amount of nonrecurring items relating to the consolidation of Chromium's manufacturing operations. Excluding these costs, Chromium's operating results were near break-even in the first six-months of fiscal 2000. Ortloff Engineers experienced lower sales and operating results in the first half of fiscal 2001 compared to the same prior year period. However, its outlook for awards of significant licenses of the company's leading edge patented cryogenic gas processing technology appears good for the remainder of fiscal 2001.

     Overall S,G&A costs in the six-month period ending December 31, 2000 were significantly higher than in the same period in the prior fiscal year, primarily as a result of higher sales and marketing costs in the Roofing Products segment and higher depreciation at corporate relating to its new enterprise resource system.

     Net interest expense in the first half of fiscal 2001 was $1,128,000 compared to $521,000 in the same prior year period. The company capitalized $2,667,000 of interest in the current year period compared to $784,000 of interest in the prior year period in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major products. Interest expense is expected to be higher in the second half of fiscal 2001, primarily due to higher borrowing rates and increased debt levels relating to the seasonal increases in working capital requirements.

FINANCIAL CONDITION

     During the first six months of fiscal 2001, the company generated cash flows of $15,094,000. Overall working capital at December 31, 2000 (excluding cash and cash equivalents) was $1,055,000 lower than at June 30, 2000. Trade receivables were $23,283,000 lower at December 31, 2000 compared to June 30, 2000, primarily due to seasonality in the roofing business. However, the decrease in receivables was almost totally offset by higher inventories and lower current liabilities.

     Higher inventories of premium laminated fiberglass shingles and roofing mats reflect increases in both units and cost per unit basis, as well as building an initial base level of inventory at the new Myerstown, Pennsylvania roofing plant. Although inventories are higher than planned due to lower shipments of residential asphalt roofing products in the December 2000 quarter, management does not believe the current level of inventory to be excessive. Inventory levels are being closely monitored in relation to current and projected sales levels. The current ratio at December 31, 2000 was 2.7:1 compared to 2.6:1 at the end of fiscal 2000. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

     The company used $25,901,000 for net investing activities in the first six months of fiscal 2001. Most expenditures were for additions to property, plant and equipment. About $19,100,000 of capital expenditures in the first six months of fiscal 2001 were for construction costs relating to the new Myerstown, Pennsylvania premium laminated fiberglass asphalt shingle plant. Construction of this new facility has been completed, start-up is underway and progressing very smoothly and limited manufacturing operations began in the December 2000 quarter. The Myerstown plant is expected to increase the company's overall laminated shingle capacity by about 38%. The company plans to continue its expansion plan over the next several years in accordance with its assessment of growth in market demand, primarily by expanding capacity and improving productivity at existing plants, developing new products, installing production lines for new products, and increasing capacity for Cybershield's digital wireless cellular phone business, including international expansion.

     Cash flows from financing activities were $9,566,000 during the first half of fiscal 2001, primarily resulting from a $16,700,000 increase in long-term debt. Long-term debt represented 40% of the $268,719,000 of invested capital (long-term debt plus shareholders' equity) at December 31, 2000.

     In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common shares from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of up to an additional $10,000,000 of common stock. As of December 31, 2000, 600,590 shares with cumulative cost of $9,366,000 had been repurchased under these authorizations.

     On November 30, 2000, the company increased its revolving credit facility from $125,000,000 to $175,000,000 to support its capital expansion program. Management believes that current cash and cash equivalents, projected cash flows from operations and the increased unsecured revolving credit facility should be sufficient during fiscal 2001 and beyond to fund its expansion plans, working capital needs, dividends, stock repurchases and other cash requirements.

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

         3. The company has completed construction and is in process of starting up its new roofing plant in Myerstown, Pennsylvania. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new facilities. If such progress is slower than anticipated or if demand for products produced at the new facilities does not meet current expectations, operating results could be adversely affected.

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

PART II.  OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders

     (a) The company's Annual Meeting of Shareholders was held on October 24, 2000 for the purpose of electing two directors and ratifying the appointment of the company's independent auditors.

     (b)  Directors Elected:

                                                                                       NUMBER OF VOTES
                                                                                       ---------------
                                                                                 FOR                     AGAINST
                                                                                 ---                     -------
                 Thomas D. Karol                                              17,911,495                     415
                 Dale V. Kesler                                               17,835,794                  76,116

                 Other Directors Whose Term Continued After the Meeting:

                 James E. Hall
                 Harold K. Work
                 David W. Quinn
                 Richard J. Rosebery

     (c) Other matters voted upon at the meeting and the number of affirmative votes, negative votes and abstentions.

                                                                                      NUMBER OF VOTES
                                                           -----------------------------------------------------------
                                                           AFFIRMATIVE                 AGAINST             ABSTENTIONS
                                                           -----------                 -------             -----------
                 Ratification of Arthur
                 Andersen LLP as
                 Independent auditors of
                 the company for the fiscal
                 year ending June 30, 2001                    17,971,779               50,332                  24,437

ITEM 5:  Other Information

          On February 6, 2001, the company announced that the Board of Directors elected Thomas D. Karol, a member of the Board, as President and Chief Executive Officer, to succeed Harold K. Work, effective March 26, 2001. Mr. Work will continue as Chairman of the Board of Directors for a transition period before retiring.

ITEM 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit (4.12): Credit Agreement dated as of November 30, 2000 among Elcor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.

       (b) The registrant filed one report on Form 8-K during the quarter ended December 31, 2000. The registrant filed a Form 8-K on October 17, 2000 relating to a press release containing "forward-looking statements" about its prospects for the future and certain other information concerning the company's disclosures under Regulation F-D.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ELCOR CORPORATION



DATE:  February 13, 2001                 /s/ Richard J. Rosebery
                                         ---------------------------------
                                         Richard J. Rosebery
                                         Vice Chairman, Chief Financial &
                                         Administrative Officer

                                         /s/ Leonard R. Harral
                                         ---------------------------------
                                         Leonard R. Harral
                                         Vice President and Chief
                                         Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------
 4.12               Credit Agreement dated as of November 30, 2000 among Elcor
                    Corporation, Bank of America, N.A., as Administrative Agent,
                    Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as
                    Documentation Agent, First Union National Bank, as
                    Syndication Agent, The Other Lenders Party Hereto, and Bank
                    of America Securities LLC, as Sole Lead Arranger and Sole
                    Book Manager.