Form 10-Q
period 2001-03-31
ELCOR CORP
filed 2001-05-14
CIK 32017

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


For Quarter Ended March 31, 2001                   Commission File number 1-5341
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

         As of close of business on May 1, 2001, Registrant had outstanding 19,229,119 shares of Common Stock, Par Value $1 per Share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           (Unaudited, $ in thousands)

                                                                       March 31,    June 30,
ASSETS                                                                    2001        2000
------                                                                 ---------    ---------
CURRENT ASSETS
Cash and cash equivalents                                              $   1,444    $   4,702
Trade receivables, less allowance of $958 and $963                        63,333       71,712
Inventories -
         Finished goods                                                   47,656       29,249
         Work-in-process                                                     113          259
         Raw materials                                                    12,985       11,457
                                                                       ---------    ---------
                  Total inventories                                       60,754       40,965
                                                                       ---------    ---------

Prepaid expenses and other                                                 8,191        4,312
Deferred income taxes                                                      3,032        2,822
                                                                       ---------    ---------
                  Total current assets                                   136,754      124,513
                                                                       ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                   311,359      279,028
         Less - accumulated depreciation                                 (93,961)     (83,924)
                                                                       ---------    ---------
                  Property, plant and equipment, net                     217,398      195,104
                                                                       ---------    ---------

OTHER ASSETS                                                               2,838        2,957
                                                                       ---------    ---------
                                                                       $ 356,990    $ 322,574
                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Accounts payable                                                       $  31,481    $  36,034
Accrued liabilities                                                       10,530       12,253
                                                                       ---------    ---------
                  Total current liabilities                               42,011       48,287
                                                                       ---------    ---------

LONG-TERM DEBT                                                           130,700       91,300
DEFERRED INCOME TAXES                                                     23,259       21,083

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                                             19,988       19,988
         Paid-in-capital                                                  58,228       58,480
         Retained earnings                                                94,630       90,641
                                                                       ---------    ---------
                                                                         172,846      169,109
         Less - Treasury stock (759,910 and 436,395 shares, at cost)     (11,826)      (7,205)
                                                                       ---------    ---------
                  Total shareholders' equity                             161,020      161,904
                                                                       ---------    ---------
                                                                       $ 356,990    $ 322,574
                                                                       =========    =========


See accompanying notes to consolidated financial statements

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)


                                               Three Months Ended        Nine Months Ended
                                                    March 31,                March 31,
                                             ----------------------    ----------------------
                                                2001        2000         2001         2000
                                             ---------    ---------    ---------    ---------
SALES                                        $  76,063    $  90,448    $ 230,884    $ 267,973
                                             ---------    ---------    ---------    ---------

COST AND EXPENSES
       Cost of sales                            61,993       70,607      182,237      201,023
       Selling, general and administrative      11,665       10,002       35,652       29,352
                                             ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS                           2,405        9,839       12,995       37,598
                                             ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE)
       Gain from involuntary conversion             --          403           --        1,292
       Interest expense, net                      (903)        (239)      (2,031)        (760)
                                             ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                       1,502       10,003       10,964       38,130
       Provision for income taxes                  565        3,792        4,078       14,439
                                             ---------    ---------    ---------    ---------
NET INCOME                                   $     937    $   6,211    $   6,886    $  23,691
                                             =========    =========    =========    =========

NET INCOME PER SHARE-BASIC                   $     .05    $     .32    $     .36    $    1.21
                                             =========    =========    =========    =========

NET INCOME PER SHARE-DILUTED                 $     .05    $     .31    $     .35    $    1.18
                                             =========    =========    =========    =========

DIVIDENDS PER COMMON SHARE                   $     .05    $     .05    $     .15    $     .15
                                             =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                      $  6,886    $ 23,691
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                            10,283       7,930
                  Deferred income taxes                                     1,966       1,335
                  Gain from involuntary conversion                             --      (1,292)
                  Changes in assets and liabilities:
                     Trade receivables                                      8,379      (5,781)
                     Inventories                                          (19,789)     (9,217)
                     Prepaid expenses and other                            (3,879)      4,398
                     Accounts payable and accrued liabilities              (6,276)      3,270
                                                                         --------    --------

                  Net cash provided by (used for) operating activities     (2,430)     24,334
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                       (32,555)    (49,816)
         Insurance proceeds from involuntary conversion                        --       2,310
         Other                                                                 97         504
                                                                         --------    --------

                  Net cash used for investing activities                  (32,458)    (47,002)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings, net                                         39,400      25,700
         Dividends on common stock                                         (2,897)     (2,936)
         Treasury stock transactions and other, net                        (4,873)        570
                                                                         --------    --------

                  Net cash provided by financing activities                31,630      23,334
                                                                         --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (3,258)        666

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              4,702       4,186
                                                                         --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  1,444    $  4,852
                                                                         ========    ========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's fiscal 2000 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with generally accepted accounting principles on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ending March 31, 2001 and 2000, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

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

         Financial information by company segment is summarized as follows (in thousands):

                                      Three Months Ended         Nine Months Ended
                                           March 31,                  March 31,
                                     ----------------------    ----------------------
                                        2001        2000         2001         2000
                                     ---------    ---------    ---------    ---------
SALES
Roofing products                     $  65,693    $  80,479    $ 197,534    $ 232,248
Electronics manufacturing services       6,820        7,743       23,556       26,752
Industrial products                      3,520        2,186        9,705        8,844
Corporate and eliminations                  30           40           89          129
                                     ---------    ---------    ---------    ---------
                                     $  76,063    $  90,448    $ 230,884    $ 267,973
                                     =========    =========    =========    =========
OPERATING PROFIT (LOSS)
Roofing products                     $   3,908    $  13,271    $  18,270    $  40,866
Electronics manufacturing services         556        1,069        2,172        4,681
Industrial products                       (171)      (2,430)      (1,119)      (3,106)
Corporate and other                     (1,888)      (2,071)      (6,328)      (4,843)
                                     ---------    ---------    ---------    ---------
                                         2,405        9,839       12,995       37,598
Gain from involuntary conversion            --          403           --        1,292
Interest expense, net                     (903)        (239)      (2,031)        (760)
                                     ---------    ---------    ---------    ---------
Income before income taxes           $   1,502    $  10,003    $  10,964    $  38,130
                                     =========    =========    =========    =========
IDENTIFIABLE ASSETS
Roofing products                     $ 293,886    $ 251,018    $ 293,886    $ 251,018
Electronics manufacturing services      32,270       25,135       32,270       25,135
Industrial products                     10,421        6,538       10,421        6,538
Corporate                               20,413       21,381       20,413       21,381
                                     ---------    ---------    ---------    ---------
                                     $ 356,990    $ 304,072    $ 356,990    $ 304,072
                                     =========    =========    =========    =========
DEPRECIATION AND AMORTIZATION
Roofing products                     $   2,380    $   2,122    $   6,776    $   6,333
Electronics manufacturing services         363          428        1,153        1,218
Industrial products                        148           88          298          265
Corporate                                  693           38        2,056          114
                                     ---------    ---------    ---------    ---------
                                     $   3,584    $   2,676    $  10,283    $   7,930
                                     =========    =========    =========    =========
CAPITAL EXPENDITURES
Roofing products                     $   5,904    $  16,395    $  28,136    $  41,767
Electronics manufacturing services         192          762        3,531        3,577
Industrial products                        351          690          721        1,254
Corporate                                   60          639          167        3,218
                                     ---------    ---------    ---------    ---------
                                     $   6,507    $  18,486    $  32,555    $  49,816
                                     =========    =========    =========    =========

3. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share (dollars and share totals, in thousands):

                                    Three Months Ended   Nine Months Ended
                                        March 31,             March 31,
                                    ------------------   ------------------
                                      2001       2000      2001       2000
                                    -------    -------   -------    -------
Net income                          $   937    $ 6,211   $ 6,886    $23,691
                                    =======    =======   =======    =======

Denominator for basic earnings
per share - weighted average
shares outstanding                   19,220     19,603    19,353     19,565

Effect of dilutive securities:
Employee stock options                  169        599       174        520
                                    -------    -------   -------    -------

Denominator for dilutive earnings
per share - adjusted weighted
average shares and assumed
issuance of shares purchased
under incentive stock option plan
using the treasury stock method      19,389     20,202    19,527     20,085
                                    =======    =======   =======    =======

Basic earnings per share            $   .05    $   .32   $   .36    $  1.21
                                    =======    =======   =======    =======

Diluted earnings per share          $   .05    $   .31   $   .35    $  1.18
                                    =======    =======   =======    =======


4. On November 30, 2000, the company increased its revolving credit facility from $125,000,000 to $175,000,000 and extended its term to November 30, 2005. Effective March 31, 2001, the company amended the facility in order to make certain financial covenants less restrictive and agreed to collateralize the facility with certain trade receivables and inventories if specified financial ratios are not met beginning June 30, 2001. The pricing level for base rate loans, Eurodollar rate loans and commitment fees are determined on the company's leverage ratio, as defined, at each quarter end. Based on the leverage ratio at March 31, 2001, the base rate for borrowings, as amended, will be prime plus .625%, the Eurodollar borrowing rate will be LIBOR plus 2.5% and the commitment fee will be .5% of the average unused portion of the line.

         The facility, as amended, among other things, requires that the company maintain a specified minimum consolidated net worth, a minimum fixed charge coverage ratio and a maximum capitalization ratio, all based on defined terms. The facility also contains restrictions that limit the payment of cash dividends and stock repurchases based on defined criteria.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2000.

         During the three-month period ended March 31, 2001, net income decreased to $937,000 compared to $6,211,000 for the same prior year period. Sales decreased 16% to $76,063,000 in the third quarter of fiscal 2001 compared to $90,448,000 in the same period of fiscal 2000. Decreased sales and income were reported in the Roofing Products and Electronics Manufacturing Services segments. However, the Industrial Products segment achieved higher sales and much improved operating results. During the three-month period ended March 31, 2000, the company recorded $403,000 gain from involuntary conversion as a result of insurance proceeds exceeding the book value of assets destroyed in a plant explosion in September 1998 at its nonwoven fiberglass roofing mat plant in Ennis, Texas. Final settlement with the company's insurance company was reached in fiscal 2000.

         Sales for the Roofing Products segment decreased 18% to $65,693,000 for the three months ended March 31, 2001 compared to $80,479,000 in the same prior year quarter. The decrease in sales reflected a decline in shipments of both laminated asphalt shingles and nonwoven fiberglass roofing mat sold to other roofing manufacturers. Lower demand for residential asphalt roofing products in many regions of the country resulted from weakening industry conditions. Demand in the current year quarter was also adversely effected by heavy winter and spring rains in many parts of the country and unusually harsh winter weather in the Northern region of the United States.

         Operating income for the Roofing Products segment decreased 71% to $3,908,000 for the three months ended March 31, 2001 compared to $13,271,000 in the prior year quarter. The decrease in operating income compared to the prior year is primarily the result of the decrease in shipments of premium laminated fiberglass shingles and nonwoven fiberglass mats, combined with higher costs for raw materials and higher expenses relating to the start-up of new facilities and products. Asphalt costs, which account for about 24% of cost of goods sold for laminated asphalt shingles, were higher in the quarter ended March 31, 2001 compared to the same quarter last year. Average selling prices for laminated shingles were slightly lower in the current year quarter compared to the same prior year period. Marketing and promotion costs were much higher in the current year quarter compared to the same quarter last year in part due to Elk expanding its distribution network in conjunction with construction of the new Myerstown, Pennsylvania roofing plant. Sales and operating income in last year's third quarter also included $1,700,000 of income relating to the final settlement of a business interruption claim.

         Sales for the Electronics Manufacturing Services segment decreased 12% to $6,820,000 in the third quarter of fiscal 2001 compared to $7,743,000 in the same period last year. Operating income decreased 48% to $556,000 in the three-month period ended March 31, 2001 from $1,069,000 in the same three-month period last year. The current year's third quarter results reflect lower demand resulting from the significant reduction in the production of telecommunications equipment as the industry focused on reducing inventories in response to slowing end-user demand.

         Sales for the Industrial Products Group increased 61% to $3,520,000 in the three-month period ending March 31, 2001 compared to $2,186,000 in the same prior year quarter. A $171,000 operating loss was reported in the current year quarter compared to a $2,430,000 operating loss in the prior year quarter. Significantly improved results were due primarily to Chromium Corporation's turnaround after consolidating all manufacturing operations into its Cleveland, Ohio facility. The prior year operating loss included about $1,650,000 of nonrecurring costs to relocate equipment and other consolidation related items. Ortloff Engineers, the company's patent licensing and engineering consulting services business, reported operating results in the current year quarter comparable to the same prior year quarter. However, negotiations on some new technology licensing opportunities were substantially completed during the quarter but definitive contracts had not been executed by quarter end.

         Overall selling, general and administrative costs (SG&A) in the three-month period ending March 31, 2001 were 17% higher than in the same period in the prior fiscal year. Increased costs compared to the prior year period included higher sales and marketing costs in the Roofing Products segment and higher depreciation at corporate relating to a new enterprise resource system.

         Net interest expense in the third quarter of fiscal 2001 was $903,000 compared to $239,000 in the same prior year period. The company capitalized $1,298,000 of interest in the current year quarter compared to $748,000 in the prior year quarter. Capitalized interest expense in both years primarily related to the construction of the new Myerstown, Pennsylvania shingle plant.

CHANGES IN THE NINE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2000.

         During the nine-month period ended March 31, 2001, net income decreased to $6,886,000 from $23,691,000 in last year's period. Sales decreased 14% to $230,884,000 in the current year period from $267,973,000 in the same prior year period. Decreased sales and income were reported in the Roofing Products and Electronics Manufacturing Services segments. The Industrial Products segment reported increased sales and a much smaller operating loss for the first nine months of fiscal 2001 compared to the same prior year period. During the nine-month period ended March 31, 2000, the company recorded a $1,292,000 gain from involuntary conversion as a result of payments on a property claim whereby the company received replacement value payments in excess of the net book value of destroyed assets on a claim that was settled in February 2000.

         Sales for the Roofing Products segment decreased 15% to $197,534,000 for the nine months ended March 31, 2001 compared to $232,248,000 in the same period last year. During the first nine months of fiscal 2001, sales of the company's laminated asphalt shingles and nonwoven fiberglass mat sold to other roofing manufacturers declined in many regions of the country as a result of a combination of factors, including overall weakened economic conditions, harsh winter weather conditions in the Northern United States, heavy winter and spring rains in many parts of the country, and actions by competitors in the early part of fiscal 2001 to increase their production of laminated shingles to compensate for lower demand for commodity shingles.

         Operating income for the Roofing Products segment decreased significantly to $18,270,000 for the first nine months of fiscal 2001 compared to $40,866,000 for the same period in the prior fiscal year. Average selling prices for laminated shingles were slightly lower in the current year period compared to the same period last year and the company incurred much higher raw material costs, particularly asphalt and glass fiber costs, and higher expenses relating to start-up of the new Myerstown, Pennsylvania roofing plant and development of new products. Operating income for the nine months ended March

31, 2000 included $3,478,000 of income relating to a business interruption claim that was settled in February 2000. These factors, combined with lower shipments of roofing products, resulted in a 55% reduction in operating profit compared to the prior year.

         Management is cautiously optimistic that the roofing business is poised for recovery. The heavy winter and spring rains experienced in many parts of the country and the unusually harsh winter weather experienced in the Northern regions of the United States should result in increased roofing demand during the summer roofing season, which will benefit both the shingle and mat businesses. Management also believes that industry manufacturing capacity and inventory levels have tightened as a result of a competitor's permanent closure of three roofing plants and a reduced level of production at some other plants this winter. Most major roofing manufacturers have recently implemented modest price increases. Asphalt raw material prices have stabilized, and in some cases are falling moderately. Management further believes that Elk's winter sales program was successful and its Prestique premium laminated shingle line is well stocked in distribution channels moving into the roofing season. Finally, the new Myerstown plant gives Elk the production capacity to fully participate in any market recovery and to expand Elk's product development efforts.

         Sales for the Electronics Manufacturing Services segment decreased 12% to $23,556,000 in the nine-month period ended March 31, 2001 compared to $26,752,000 in the same period in the prior fiscal year. Lower sales were primarily the result of reduced demand for digital cell phone models and infrastructure equipment served by Cybershield as the telecommunications equipment industry focused on reducing inventories in response to slowing end-user demand. This resulted in a significant reduction in production requirements for new models and products. Operating income decreased 54% to $2,172,000 in the first nine months of fiscal 2001 from $4,681,000 in the nine-month period ended March 31, 2000. Decreased operating income is primarily attributable to reduced sales and higher costs incurred earlier in the current fiscal year for initial production ramp-ups on new digital wireless handset products, which were subsequently curtailed.

         Management believes the sales growth and operating margins in the Electronics Manufacturing Services segment will continue under pressure until inventories in the wireless telecommunication industry are reduced to a more appropriate level in relation to current demand. Management cannot currently predict the duration of this correction with any degree of confidence.

         Sales for the Industrial Products segment increased 10% in the nine-month period ended March 31, 2001 to $9,705,000 from $8,844,000 for the same period in the prior fiscal year. An operating loss of $1,119,000 was reported in the current year period compared to a $3,106,000 operating loss in the prior year period. The current year included an operating loss in July 2000 that was the result of the consolidation of manufacturing operations and initial production of products new to Chromium Corporation's Cleveland, Ohio plant. Excluding the results for July 2000, Chromium has generated an operating profit for each month of current year period and the outlook appears good for continuing improvement during the remainder of fiscal 2001. The prior year period operating loss included a significant amount of nonrecurring items relating to the consolidation of Chromium's manufacturing operations. Excluding these costs, Chromium's operating results were near break-even in the first nine months of fiscal 2000. Ortloff Engineers experienced lower sales and operating results in the first nine months of fiscal 2001 compared to the same prior year period. However, its outlook for awards of significant licenses of the company's leading edge patented cryogenic gas processing technology appears good in the months ahead.

         Overall S,G&A costs in the nine-month period ending March 31, 2001 were 21% higher than in the same period in the prior fiscal year, primarily as a result of higher sales and marketing costs primarily related to the new Myerstown plant expansion in the Roofing Products segment and higher depreciation at corporate relating to a new enterprise resource system.

         Net interest expense in the first nine months of fiscal 2001 was $2,031,000 compared to $760,000 in the same prior year period. The company capitalized $3,965,000 of interest in the current year period compared to $1,532,000 of interest in the prior year period in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major products. Interest expense is expected to be higher for the remainder of fiscal 2001, primarily due to increased debt levels relating to the seasonally higher levels of working capital.

FINANCIAL CONDITION

         During the first nine months of fiscal 2001, the company utilized cash flows of $2,430,000. Overall working capital at March 31, 2001 (excluding cash and cash equivalents) was $21,775,000 higher than at June 30, 2000. Trade receivables were $8,379,000 lower at March 31, 2001 compared to June 30, 2000, due to decreased product shipments. Receivables at March 31, 2001 include amounts with extended payment terms to certain customers for products shipped during the late winter and early spring months, with most payments generally due during the spring. The decrease in receivables was more than offset by higher inventories, higher prepaid expenses and lower current liabilities.

         Higher inventories of premium laminated fiberglass shingles and roofing mats reflect increases in both units and cost per unit, as well as building an initial base level of inventory at the new Myerstown, Pennsylvania roofing plant. Inventory levels have been increased so as to enter the roofing season with ample roofing inventories in order to take full advantage of a potential rebound in the roofing market. Management intends to significantly reduce inventories before winter by increased sales levels and/or reduced production rates. The current ratio at March 31, 2001 was 3.2:1 compared to 2.6:1 at the end of fiscal 2000. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

         The company used $32,458,000 for net investing activities in the first nine months of fiscal 2001. Most expenditures were for additions to property, plant and equipment. About $23,000,000 of capital expenditures in the first nine months of fiscal 2001 were for construction costs relating to the new Myerstown, Pennsylvania premium laminated fiberglass asphalt shingle plant. Construction of this new facility has been completed, start-up is underway and limited manufacturing operations began in the December 2000 quarter. The Myerstown plant is expected to increase the company's overall laminated shingle capacity by about 38%. The company currently plans to continue its expansion plan over the next several years in accordance with its assessment of growth in market demand, primarily by improving productivity at existing plants, developing new products and installing production lines for new products.

         Cash flows from financing activities were $31,630,000 during the first nine months of fiscal 2001, primarily resulting from a $39,400,000 increase in long-term debt. Long-term debt represented almost 45% of the $291,720,000 of invested capital (long-term debt plus shareholders' equity) at March 31, 2001.

         In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common shares from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of up to an additional $10,000,000 of common stock. As of March 31, 2001, 600,590 shares with cumulative cost of $9,366,000 had been repurchased under these authorizations.

         On November 30, 2000, the company increased its revolving credit facility from $125,000,000 to $175,000,000 to support its capital expansion program. Management believes that current cash and cash equivalents, projected cash flows from operations and the increased revolving credit facility should be sufficient during fiscal 2001 and beyond to fund its expansion plans, working capital needs, dividends, stock repurchases and other cash requirements.

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

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit (4.13): First Amendment to Credit Agreement dated as of March 31, 2001 among Elcor Corporation, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

         (b) The registrant filed three reports on Form 8-K during the quarter ended March 31, 2001. The registrant filed Forms 8-K on January 12, 2001, January 18, 2001 and March 15, 2001 relating to press releases containing "forward-looking statements" about its prospects for the future and certain other information concerning the company's disclosures under Regulation F-D.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ELCOR CORPORATION



DATE:  May 14, 2001                             /s/ Richard J. Rosebery
       ---------------------                    --------------------------------
                                                Richard J. Rosebery
                                                Vice Chairman, Chief Financial &
                                                Administrative Officer

                                                /s/ Leonard R. Harral
                                                --------------------------------
                                                Leonard R. Harral
                                                Vice President and Chief
                                                Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
Exhibit (4.13):   First Amendment to Credit Agreement dated as of March 31, 2001 among Elcor Corporation, Bank One, N.A., as Documentation
                  Agent, First Union National Bank, as Syndication Agent, and
                  Bank of America, N.A., as Administrative Agent, Swing Line
                  Lender and L/C Issuer.