Form 10-K
period 2001-06-30
ELCOR CORP
filed 2001-09-26
CIK 32017

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

FOR FISCAL YEAR ENDED JUNE 30, 2001                COMMISSION FILE NUMBER 1-5341

                               ELCOR CORPORATION
             (Exact name of Registrant as specified in its charter)

               DELAWARE                              75-1217920
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)
         14643 DALLAS PARKWAY
    WELLINGTON CENTRE, SUITE 1000
            DALLAS, TEXAS
   (Address of principal executive                   75254-8890
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of common stock held by nonaffiliates as of September 4, 2001, was $381,407,578. This amount is based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 4, 2001. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are "Affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

     As of the close of business on September 4, 2001, the Registrant had 19,232,153 shares of Common Stock outstanding.

     Documents incorporated by reference. Listed below are the documents, any portion of which are incorporated by reference and the parts of this report into which such portions are incorporated:

                    PROXY STATEMENT DATED SEPTEMBER 14, 2001
                             PART III OF FORM 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ELCOR CORPORATION AND SUBSIDIARIES

                        FOR THE YEAR ENDED JUNE 30, 2001


                                      INDEX



                                                                                                                  PAGE
                                                                                                                  ----
PART I.


Item 1.      Business ............................................................................................  1
Item 2.      Properties ..........................................................................................  8
Item 3.      Legal Proceedings ...................................................................................  9
Item 4.      Submission of Matters to a Vote of Security Holders .................................................  9

PART II.

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters ................................ 12
Item 6.      Selected Financial Data ............................................................................. 13
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ............... 14
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk .......................................... 23
Item 8.      Financial Statements and Supplemental Data .......................................................... 23
Item 9.      Disagreements on Accounting and Financial Disclosure ................................................ 44

PART III.

Item 10.     Directors and Executive Officers of the Registrant .................................................. 45
Item 11.     Executive Compensation .............................................................................. 45
Item 12.     Security Ownership of Certain Beneficial Owners and Management ...................................... 45
Item 13.     Certain Relationships and Related Transactions ...................................................... 45

PART IV.

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K ..................................... 46

Signatures ....................................................................................................... 48

                                     PART I

Item 1. Business

         Elcor Corporation (Registrant), incorporated in 1965 as a Delaware corporation, is a publicly held corporation headquartered in Dallas, Texas. Shares of the Registrant's common stock are traded on the New York Stock Exchange with the ticker symbol - ELK.

Lines of Business

         Roofing Products

         The Registrant, through Elk Corporation of Dallas and its subsidiaries (collectively Elk), is engaged in the manufacture and sale of premium laminated fiberglass asphalt shingles and accessory roofing products. Elk also manufactures and sells coated and non-coated nonwoven performance fabrics. Nonwoven fiberglass fabrics are used as a substrate for about 95% of asphalt shingles, and nonwoven fabrics have other direct applications in building and construction products, filtration, floor coverings and other industries.

         Elk's premium laminated fiberglass asphalt shingle manufacturing plants are located in (1) Tuscaloosa, Alabama, (2) Ennis, Texas, (3) Shafter, California and (4) Myerstown, Pennsylvania. Limited production and facility testing at the Myerstown, Pennsylvania plant began in December 2000. The testing of the plant was completed in June 2001, at which time the plant was determined to have met its performance test level of operations. The Myerstown, Pennsylvania plant, which is housed in a 415,000 square foot building on a 125 acre plant site, is expected to increase Elk's total laminated shingle capacity by approximately 38%, or about four million squares annually.

         During fiscal 2001, the major products manufactured at Elk's roofing plants were premium laminated fiberglass asphalt shingles sold under its brand names: Prestique(R) Plus, Prestique I, Prestique II and Capstone(R). Each Prestique product is manufactured with the patented Enhanced High Definition(R) or Raised Profile(TM) look. In July 2001, Elk introduced a new product line, the Prestique Gallery Collection(TM), whose colors are designed to reflect current trends in home exteriors. Gallery Collection shingles have a 40-year limited product warranty and up to a 110 miles per hour (mph) limited wind warranty. Special high-wind application techniques are required for all of Elk's 110 mph limited wind warranties.

         In addition to the introduction of the Gallery Collection as part of its "A Whole Different Animal(TM)" marketing program, Elk also upgraded its Prestique and Capstone lines of premium laminated shingle products and improved the warranties on these products. The Prestique line now includes four products:
(1) Prestique Plus 40 High Definition, whose limited wind warranty was increased to 110 mph from 80 mph, (2) Prestique I 35 High Definition, whose limited product warranty was increased to 35 years from 30 years and the limited wind warranty increased to 80 mph from 70 mph, (3) a new Prestique 30 High Definition having a 30 year limited product warranty and a 60 mph limited wind warranty, and (4) Prestique 25 Raised Profile having a 25 year limited product warranty and a 60 mph limited wind warranty. Elk also substantially upgraded the limited product warranty on its Capstone shingle to 40 years from 30 years and increased the limited wind warranty to 110 mph from 80 mph. Elk also extended the marketing area of its Capstone product to a national basis and will begin offering Capstone with Formula FLX(TM), making it more flexible and easier to use.

         The new Prestique 30 High Definition product is a "mid-weight" shingle targeted at the residential replacement market. The existing Prestique 25 Raised Profile shingle is positioned for the builder segment, which Elk intends to target more aggressively.

         Elk also manufactures premium fiberglass asphalt hip and ridge products: Seal-a-Ridge(R), Z(R) and RidgeCrest(TM) ridge brands.

         Elk's roofing products are sold by employee sales personnel primarily to roofing wholesale distributors, delivery being made by contract carrier or by customer vehicles from the manufacturing plants or warehouses. Elk's products are distributed nationwide with the Southwest, West and Southeast regions of the United States representing the largest market areas. The opening of the new Myerstown, Pennsylvania plant allows Elk to be more competitive in the Northeast United States. The roofing products segment accounted for approximately 89% of consolidated sales of the Registrant in fiscal 2001. Premium laminated asphalt shingles, which represent Elk's target market, account for approximately 44% of the residential sloped asphalt shingle roofing market. About 85% of all asphalt shingles are used in reroofing and remodeling and 15% are used in new construction. For the past several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by emerging larger national building products distributors. One customer, ABC Supply Co., Inc., the largest roofing wholesale distributor in the United States, accounted for 20% of Registrant's consolidated sales in fiscal 2001, 17% of consolidated sales in fiscal 2000, and 18% of consolidated sales in fiscal 1999.

         Elk operates two nonwoven fiberglass fabric (or mat) lines that run in parallel at its Ennis, Texas facility. Elk's nonwoven fiberglass roofing mat facilities have the capacity to supply all of its internal fiberglass roofing mat needs. However, certain Elk roofing plants may be supplied nonwoven fiberglass roofing mats under exchange agreements with other manufacturers. Such agreements benefit each party by reducing freight costs to the manufacturing plants. In addition, roofing mats are sold by employee sales personnel to other asphalt roofing products manufacturers. Nonwoven fabrics are also sold to manufacturers of construction and industrial products who use such fabrics in their products, and to distributors of industrial filtration products. Elk's nonwoven fabrics are shipped by contract carrier to its other roofing plants and to its customers' locations.

         In July 2001, Elk appointed a dedicated senior management team for its performance nonwoven fabrics business. The nonwoven and coated fabrics business will continue to be a reporting division of the roofing products business segment. However, increased management focus is intended to allow Elk to take advantage of its nonwoven manufacturing capabilities by exploiting market opportunities for nonwoven fiberglass mat outside its traditional roofing market. This management change also allows Elk to more fully develop the Versashield(R) family of proprietary coated nonwoven products in a number of identified key markets. The patented technology of Versashield gives Elk the ability to focus on market niches where flame resistance, thermal and acoustical barriers, fabric chemical resistance and blended base fibers can increase the value and performance characteristics of certain products. These niches have direct application in building and construction products, filtration, floor coverings and other industries. A semi-commercial pilot manufacturing line is now supplying limited quantities of these products to initiate market development sales.

         Electronics Manufacturing Services

         The electronics manufacturing services segment consists of the various operating subsidiaries of Cybershield, Inc. (collectively Cybershield). Cybershield accounted for 8% of consolidated sales in fiscal 2001.

         Cybershield is a leading provider of shielding solutions to the digital wireless telecommunications industry, serving both the handset and infrastructure segments of the industry. Cybershield is also an important supplier of shielding solutions to the computer, bar coding and medical electronics industries. Cybershield's conductive coatings and gaskets reduce the emission of electromagnetic and radio frequency interference (EMI/RFI) given off by electronic devices to levels better than those required by the FCC, and prevent the different chipsets within an electronic device from interfering with each other. Cybershield also provides its customers with related value-added services such as subassembly operations, decorative paint finishes, pad print, design consultation and project management. Sales are generated by employee sales personnel, with delivery made primarily by contract carrier.

         In fiscal 2001, Cybershield obtained an exclusive license, in key markets, to utilize a proprietary new process to metalize complex patterns of electroless conductive metals with great precision on three-dimensional plastic parts. This new technology is currently in the development stage but management believes it has exciting potential applications in mobile telephone handsets and in a variety of other widely used electronic devices that have not historically utilized Cybershield's services.

         For the past several years, Cybershield has invested in expanding the manufacturing capacity at both its Lufkin, Texas and Canton, Georgia facilities. In addition, Cybershield has made significant investments in automated manufacturing equipment, including robotic manufacturing technologies, at both manufacturing facilities. Although the current weakness in the telecommunications markets served by Cybershield has not allowed it to benefit from its investments in expanding manufacturing capacity, the Registrant expects business to accelerate beginning in the second quarter of fiscal 2002. Accordingly, the physical expansion of facilities should provide Cybershield with the capacity to pursue significant future growth opportunities.

         As a result of decisions by some major manufacturers of digital cellular handsets in fiscal 2001 to outsource much, if not all, handset production to contract manufacturers, combined with the slowdown in demand worldwide, the Registrant has shifted its international expansion focus to evaluating opportunities in Asia rather than Europe. No specific international expansion plans are currently pending.

         Industrial Products

         Chromium Corporation is the sole supplier of remanufactured, hard chrome plated diesel engine cylinder liners and is a major supplier of tin plated pistons to domestic locomotive manufacturers. Chromium is also a leading remanufacturer of these and certain other large diesel engine components for the railroad and marine industries. During early fiscal 2001, Chromium completed the consolidation of its manufacturing operations into its Cleveland, Ohio plant.

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

         The Industrial Products segment accounted for 3% of consolidated sales in fiscal 2001.

Information as to Industry Segments

         For Financial Information by company segments, see the table on page 41 of this Annual Report on Form 10-K.

Accounting Change

         In fiscal 1999, the Registrant adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The cumulative effect of this change in accounting principle is reported on the Consolidated Statement of Operations.

Competitive Conditions

         Roofing Products

         Even though the asphalt roofing products manufacturing business is highly competitive, the Registrant believes that Elk is a leading manufacturer of premium laminated fiberglass asphalt shingles and nonwoven fiberglass fabrics. Elk has been able to compete successfully with its competitors, some of which are larger in size and have greater financial resources. Elk's target market for asphalt shingles sales is the premium laminated segment. The Registrant is the only major roofing manufacturer that entirely focuses on this segment of the sloped roof market.

Accordingly, the Registrant believes this strategy provides it a competitive advantage in developing and maintaining manufacturing efficiencies. The Registrant believes that many of its competitors have elective manufacturing capacity, allowing them to manufacture either commodity shingles or premium laminated shingles. Such elective capacity can affect the supply/demand balance in the premium laminated sector, which can influence prices Elk charges its customers.

         The Registrant believes that Elk is a "swing" supplier of nonwoven fiberglass mat to other roofing manufacturers, generally utilized to supplement the internal mat manufacturing capability of other roofing manufacturers.

         There are a number of major national and regional manufacturers marketing their products in a portion or all of the market areas served by the Registrant's plants. The Registrant competes primarily on the basis of product quality, design and service. Typically, the Registrant is able to sell its roofing products at higher prices than its competitors receive for similar type products.

         Electronics Manufacturing Services

         The Registrant believes that Cybershield is a leading provider of shielding solutions to the digital wireless telecommunications industry, serving both the handset and infrastructure segments of the industry. However, the Registrant believes it has competitors, some of which may be larger in size and have greater financial resources, serving specific portions of Cybershield's markets. Cybershield's telecommunications customers include many of the largest manufacturers of digital wireless phones and telephone infrastructure equipment in North America. The Registrant competes primarily on the basis of the breadth and quality of its product offering, design and service.

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

         The Registrant believes that it holds significant state-of-the-art patents covering some of the most competitive processes for the cryogenic processing of refinery and natural gas streams to remove the higher value components, such as ethane and propane, which are primarily used as petrochemical feedstocks. The Registrant further believes that Ortloff has widely recognized expertise in the design and operation of facilities for natural gas and refinery gas processing and sulfur recovery.

Backlog

         Backlog was not significant, nor is it material, in the Registrant's operations.

Raw Materials

         Roofing Products

         In the asphalt roofing products manufacturing business, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. All of these materials are presently available from several sources and are in adequate supply. Historically, the Registrant has been able to pass some of the higher raw material and transportation costs through to the customer. However, in fiscal 2001, the Registrant was adversely affected by higher asphalt and glass fiber costs. Unfavorable industry supply/demand conditions throughout most of fiscal 2001 restricted recovery of higher raw material costs through increased shingle pricing.

         Electronics Manufacturing Services

         In the electroless shielding business, copper, nickel, paint and gasketing materials are the significant raw materials. These materials are presently available and in adequate supply.

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

Environmental Matters

         The Registrant and its subsidiaries are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of the public health and the environment generally (collectively, Environmental Laws). Certain facilities of the Registrant's subsidiaries ship waste products to various waste management facilities for treatment or disposal. Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or to enforce compliance and to require remediation of contamination. If there are releases or if these facilities do not operate in accordance with Environmental Laws, or their owners or operators become financially unstable or insolvent, the Registrant's subsidiaries are subject to potential liability.

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

Persons Employed

         At June 30, 2001, the Registrant and its subsidiaries had 1,163 employees. Of this total, 790 were employed in the roofing products business segment, 218 were employed in the electronics manufacturing services business segment, 129 were employed in the industrial products business segment, and 39 were employed at the corporate office. The Registrant believes that it has good relations with its employees.

Extended Payment Terms

         The Registrant's roofing products business typically provides extended payment terms to certain customers for some product shipments during the winter and early spring months, with payment generally due during the summer months. As of June 30, 2001, $2,854,000 in receivables relating to such shipments were outstanding, all of which were due and collected in the first two months of fiscal 2002.

Seasonal Business

         The Registrant's electronics manufacturing services and industrial products businesses are substantially nonseasonal. The Registrant's roofing products manufacturing business is seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in some of its marketing areas typically limit the installation of residential roofing products which causes sales to be slower during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen to twenty-four months depending upon the extent of roof damage. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

Item 2. Properties

         All significant facilities are owned and unencumbered by liens in favor of nonaffiliates except as discussed herein.

         Roofing Products

         Asphalt roofing products are manufactured at plants located in Tuscaloosa, Alabama, Ennis, Texas and Shafter, California. A fourth major laminated shingle plant in Myerstown, Pennsylvania began limited production and facility testing in the December 2000 quarter and testing of the facility was completed in June 2001. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured on two parallel production lines located in Ennis, Texas.

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

         Industrial Products

         In early fiscal 2001, consolidation of operations for the reciprocating engine components was completed. The reciprocating engine components plant, which primarily is involved in the hard chrome plating of original equipment and remanufactured diesel engine cylinder liners and related equipment, is located in Cleveland, Ohio.

         Corporate headquarters and administrative offices are located at the Cleveland, Ohio manufacturing facility. Some administrative offices are located in the same leased facility as the Registrant's corporate offices in Dallas, Texas.

         The Ortloff engineering and process licensing group is located in leased offices in Midland, Texas.

         Corporate Offices

         The Registrant's corporate headquarters is located in leased offices in Dallas, Texas.

Item 3. Legal Proceedings

         Purported Class Action Litigation

         On February 25, 2000, Wedgewood Knolls Condominium Association filed a purported class action against the company and Elk Corporation in the United States District Court in Newark, New Jersey. The suit has been amended to name only Elk Corporation of Texas and Elk Corporation of Alabama. The purported nationwide class would include purchasers or current owners of buildings with certain Elk asphalt shingles installed between January 1, 1980 and present. The suit alleges, among other things, that the shingles were uniformly defective. It seeks reformation of the limited warranty applicable to the shingles, and unspecified damages of breach of implied and written warranties on behalf of the plaintiff and the purported class.

         On or about June 26, 2000, an individual homeowner filed a purported class action, Lastih v. Elk Corporation of Alabama, which is pending in the Judicial District of Hartford, Connecticut. The Lastih suit involves similar class allegations and claims to those asserted in the Wedgewood Knolls suit described above. Elk has denied the claims asserted in the Wedgewood Knolls and Lastih actions, and is vigorously defending these suits.

         In Wedgewood Knolls, Elk has opposed the motion for class certification, denying that class certification is appropriate. A ruling is pending on plaintiff's motion for class certification. The Registrant cannot predict whether these actions will have a material adverse effect on its results of operations, financial position or liquidity.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.

Executive Officers of the Registrant

         Certain information concerning the Registrant's executive officers is set forth below:


                                                                               Period            Age as of
                                                                               Served             Sept. 1,
          Name                          Title                                As Officer             2001
------------------------     --------------------------                      ----------        ---------------
Harold K. Work               Chairman of the Board,                          19 years                  68
                             Chairman and Director of Elk
                             Corporation of Dallas, a subsidiary,
                             and Chairman and Director of certain
                             subsidiaries

Thomas D. Karol              Chief Executive Officer                          3 months                 43
                             and President of Elcor Corporation

Richard J. Rosebery          Vice Chairman,                                  26 years                  66
                             Chief Financial and
                             Administrative Officer
                             of Elcor Corporation;
                             Officer and Director of all subsidiaries
                             except one, and Chairman
                             and/or President of certain subsidiaries

Harold R. Beattie, Jr.       Vice President - Finance and                    18 months                 47
                             Treasurer of Elcor Corporation

Leonard R. Harral            Vice President and Chief                         8 years                  49
                             Accounting Officer of
                             Elcor Corporation; Director of
                             one subsidiary

W. Greg Orler                Vice President and                               2 years                  38
                             Chief Information Officer of
                             Elcor Corporation

David G. Sisler              Vice President, General Counsel and              6 years                  43
                             Secretary of Elcor Corporation; Officer
                             of and counsel to all subsidiaries except one;
                             Director of one subsidiary

James J. Waibel              Vice President Administration                    8 years                  57
                             of Elcor Corporation

         All of the executive officers except Mr. Karol, Mr. Beattie and Mr. Orler have been employed by the Registrant or its subsidiaries in responsible management positions for more than the past five years. On August 18, 1997, Mr. Work and Mr. Rosebery were each elected as Vice Chairmen. On August 26, 1997, Mr. Work was elected as Chairman of the Board, President and Chief Executive Officer of the Registrant following the death on August 22, 1997 of Mr. Roy E. Campbell, who previously held those positions. Effective March 26, 2001, Mr. Work resigned as President and Chief Executive Officer. Mr. Work will continue as Chairman of the Board of Directors for a transition period before retiring.

         On February 5, 2001, Mr. Karol was elected by the Board of Directors as President and Chief Executive Officer of the Registrant effective March 26, 2001. From May 1991 until its purchase by Beaulieu of America in December 1999, Mr. Karol served as Chief Executive Officer of Pro Group Holdings, Inc., a privately owned manufacturer and distributor of carpet products. From December 1999 until January 2001, Mr. Karol was employed as President of the Brinkman Hard Surfaces Division of Beaulieu of America. Mr. Karol has served on the Registrant's Board of Directors since November 1998.

         On March 27, 2000, Mr. Beattie was elected by the Board of Directors as Vice President - Finance and Treasurer of the Registrant. Mr. Beattie was employed by Bank of America from 1977 to 2000, most recently as a Managing Director of Banc of America Securities LLC.

         On October 26, 1999, Mr. Orler was elected by the Board of Directors as Vice President and Chief Information Officer. Mr. Orler was employed by Koch Industries from 1986 to 1999, most recently as Vice President, Information Technology, for Koch Agriculture Company.

         Officers are elected annually by the Board of Directors following the Annual Meeting of Shareholders.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. Registrant's common stock is also traded on the Boston, Midwest and Philadelphia Stock Exchanges. There were 987 holders of record and approximately 3,700 beneficial shareholders of the Registrant's common stock at September 4, 2001.

         The quarterly dividend declared per share and the high and low prices in dollars per share on Registrant's common stock for each quarter during fiscal year 2001 and fiscal year 2000, are set forth in the following tables:


     Period                           Dividend        High             Low
     ------                           --------        ----             ---
     Fiscal 2001

         First Quarter                  $.05          $23.44          $13.75
         Second Quarter                 $.05          $18.81          $11.25
         Third Quarter                  $.05          $18.30          $13.75
         Fourth Quarter                 $.05          $20.36          $13.64

     Fiscal 2000

         First Quarter                  $.05          $30.27          $19.19
         Second Quarter                 $.05          $34.94          $23.25
         Third Quarter                  $.05          $39.63          $26.50
         Fourth Quarter                 $.05          $37.63          $15.75


         In September 1998, the Registrant's Board of Directors authorized the purchase of up to $10,000,000 of common shares from time to time on the open market to be used for general corporate purposes. In August 2000, the Board of Directors authorized the repurchase of up to an additional $10,000,000 of common stock. As of June 30, 2001, 600,590 shares with a cumulative cost of $9,366,000 had been purchased from time to time under these authorizations.

         The limitations affecting the future payment of dividends by Registrant imposed as a part of the Registrant's revolving credit facility are discussed under the caption "Notes to Consolidated Financial Statements" under the heading "Long-Term Debt" on page 33 and 34 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

        The following selected consolidated financial data for each of the five years in the period ended June 30, 2001 have been derived from the audited consolidated financial statements of the Registrant included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.


FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA


-------------------------------------------------------------------------------------------------------------------------
($ In thousands, except per share data)                                Year Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                 2001           2000            1999             1998             1997
                                             ------------    ------------    ------------    ------------    ------------

Sales                                        $    379,156    $    395,198    $    358,596    $    303,375    $    262,744
                                             ============    ============    ============    ============    ============

Income:
  Before cumulative effect of
  accounting change                          $      8,762    $     29,932    $     25,283    $     18,324    $     12,276
  Cumulative effect of accounting change               --              --          (4,340)             --              --
                                             ------------    ------------    ------------    ------------    ------------

Net Income                                   $      8,762    $     29,932    $     20,943    $     18,324    $     12,276
                                             ============    ============    ============    ============    ============

Income Per Share Before Cumulative Effect
Of Accounting Change - Basic                 $        .45    $       1.53    $       1.29    $        .92    $        .62
                                             ============    ============    ============    ============    ============

Income Per Share Before Cumulative Effect
Of Accounting Change - Diluted
                                             $        .45    $       1.49    $       1.27    $        .90    $        .62
                                             ============    ============    ============    ============    ============

Net Income Per Share - Basic                 $        .45    $       1.53    $       1.07    $        .92    $        .62
                                             ============    ============    ============    ============    ============

Net Income Per Share - Diluted               $        .45    $       1.49    $       1.05    $        .90    $        .62
                                             ============    ============    ============    ============    ============

Total Assets                                 $    360,048    $    322,574    $    252,182    $    217,044    $    206,449
                                             ============    ============    ============    ============    ============

Long-Term Debt                               $    123,300    $     91,300    $     63,000    $     48,000    $     52,600
                                             ============    ============    ============    ============    ============

Shareholders' Equity                         $    162,102    $    161,904    $    137,251    $    125,956    $    111,986
                                             ============    ============    ============    ============    ============

Cash Dividends Per Share                     $        .20    $        .20    $        .19    $        .16    $        .13
                                             ============    ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

OPERATING SEGMENTS

         The company is segregated into the following segments: Roofing Products, Electronics Manufacturing Services and Industrial Products. The Roofing Products Group consists of the various operating subsidiaries of Elk Corporation of Dallas (collectively Elk). These companies manufacture and sell premium laminated fiberglass asphalt residential and accessory roofing products, together with coated and uncoated nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. Elk accounted for 89% of consolidated sales in fiscal 2001.

         The Electronics Manufacturing Services segment consists of the various operating subsidiaries of Cybershield, Inc. (collectively Cybershield). These companies are engaged in providing shielding solutions and related value-added services to the digital wireless cellular handset, telecom infrastructure, computer, bar coding and medical electronic industries. Cybershield accounted for 8% of consolidated sales in fiscal 2001.

         The Industrial Products Group is comprised of: (1) Chromium Corporation (Chromium), which provides surface finishes and remanufactured diesel engine cylinder liners and pistons for the railroad and marine industries; and (2) Ortloff Engineers LTD (OEL), which provides technology licensing and consulting services for the natural gas processing industry. The Industrial Products Group companies accounted for 3% of consolidated sales in fiscal 2001.

FISCAL 2001 COMPARED TO FISCAL 2000

OVERALL PERFORMANCE

         During the fiscal year ended June 30, 2001, net income of $8,762,000 was 71% lower than $29,932,000 in fiscal 2000. Sales of $379,156,000 were 4%
lower in the current fiscal year compared to $395,198,000 in the prior year. The Company's two largest business segments, Roofing Products and Electronics Manufacturing Services, each recorded lower sales and much lower operating income. The Industrial Products segment was able to achieve increased sales in fiscal 2001 compared to fiscal 2000 and a significantly reduced operating loss. Consolidated operating income of $17,354,000 in fiscal 2001 was 64% lower than $48,059,000 in the prior fiscal year. As a percentage of sales, operating income was 4.6% in fiscal 2001 compared to 12.2% in fiscal 2000. Selling, general and administrative (SG&A) costs in fiscal 2001 were significantly higher than in the prior fiscal year as a result of higher selling and marketing costs in the Roofing Products segment, primarily relating to its new roofing manufacturing plant and a new marketing campaign, together with higher depreciation at the corporate office relating to its enterprise resource system. As a percentage of sales, SG&A costs were 12.7% of sales in fiscal 2001 compared to 10.0% in the prior year.

         During the fiscal year ended June 30, 2000, the company recorded a $1,292,000 gain from involuntary conversion as a result of payments received on a property insurance claim in excess of the net book value of destroyed assets. Interest expense was $3,494,000 in fiscal 2001 compared to $1,355,000 in the prior fiscal year as a result of, among other things, increased working capital requirements and higher overall interest rates in fiscal 2001 compared to fiscal 2000. The company capitalized $5,337,000 of interest in the current year period in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major projects. In fiscal 2000, $2,708,000 in interest costs were capitalized.

RESULTS OF BUSINESS SEGMENTS

         Sales for the Roofing Products Group of $335,971,000 for the fiscal year ended June 30, 2001 were 4% lower than $350,319,000 in the prior fiscal year. Lower sales were primarily the result of reduced shipments of nonwoven fiberglass roofing mats. Demand for Elk's nonwoven fiberglass roofing mats, which are primarily sold to other roofing manufacturers, was adversely affected by weakened economic conditions that caused a decline in the total asphalt shingle market this year. Because of weak economic conditions, the growth rate for premium laminated shingles, which represents Elk's primary market, rose less than 4% in the current year, compared to a 12% compounded annual growth rate for the past five years. Harsh winter weather conditions in the Northern United States and heavy winter and spring rains in many parts of the country contributed to a decrease in demand for much of fiscal 2001 compared to the record setting prior year. In addition, actions by competitors in the early part of fiscal 2001 to increase their production of laminated shingles further contributed to an excess supply of laminated shingles relative to demand, thereby creating a weakened price environment. In the fourth quarter of fiscal 2001, the industry's year-over-year growth rate for premium laminated shingles increased about 23%. Elk benefited from its decision to build inventories throughout the winter and spring months in anticipation of potentially better market conditions in the 2001 roofing season, which generally runs from March to November in many of Elk's key market areas. The strong rebound in demand in the final two months of fiscal 2001 allowed Elk to achieve slightly higher shipments of premium laminated shingles for the entire current fiscal year compared to fiscal 2000. Also, improving industry balance between supply and demand near the end of fiscal 2001 allowed Elk to implement a small price increase effective in July 2001.

         Operating income for the Roofing Products Group in fiscal 2001 of $25,539,000 was 52% lower than the record level of $53,024,000 in the prior fiscal year. Reduced sales of nonwoven fiberglass roofing mats reduced year-over-year operating income by approximately $5,000,000. Average selling prices for laminated shingles were also slightly lower in the current year compared to fiscal 2000. The company incurred approximately $8,000,000 higher raw material costs, particularly asphalt and glass fiber costs. Higher energy expenses and costs relating to the development of significant new products, many of which will be introduced in fiscal 2002, further negatively impacted fiscal 2001 operating income compared to the prior fiscal year.

         The new Myerstown roofing plant reduced operating profit by approximately $7,000,000 in fiscal 2001. The Myerstown plant was also indirectly responsible for increasing selling expenses by approximately $3,000,000 as the company positioned itself to support higher shingle sales relating to this new plant. Operating income in the prior year also included $3,478,000 of income relating to the settlement of the company's business interruption claim resulting from the fiscal 1999 nonwoven plant explosion.

         Sales for the Electronics Manufacturing Services Group of $29,528,000 for the fiscal year ended June 30, 2001 were 12% lower than $33,420,000 in fiscal 2000. Operating income for the Electronics Manufacturing Services Group of $1,392,000 in fiscal 2001 compared to $4,904,000 in fiscal 2000. The severe downturn in the telecommunications industry during fiscal 2001 sharply reduced demand for digital cell phone models and telecom infrastructure equipment. Comparative year-to-year sales and operating results were also negatively affected by actions by a significant customer in the latter part of fiscal 2000 to establish a second source for some of its cellular handset shielding requirements. Decreased operating income is primarily attributable to reduced sales, higher costs incurred for initial production ramp-ups on new digital wireless handset products, and costs associated with workforce reductions as orders for many products were severely curtailed or cancelled.

         Sales for the Industrial Products Group increased 20% in fiscal 2001 to $13,561,000 from $11,300,000 in the prior fiscal year. The operating loss for the Industrial Products Group for fiscal 2001 was $735,000 compared to $4,653,000 last year. The current year included an operating loss for July 2000 resulting principally from the consolidation of manufacturing operations and initial production of products new to Chromium's Cleveland, Ohio plant. Excluding the results of July 2000, Chromium has generated an operating profit for each month of fiscal 2001. Operating losses included about $750,000 in fiscal 2001 and $3,400,000 in fiscal 2000 of nonrecurring items relating to the consolidation of Chromium's manufacturing operations. Revenues and operating results for OEL's patent licensing and engineering consulting services were lower in fiscal 2001 compared to the prior fiscal year.

FISCAL 2000 COMPARED TO FISCAL 1999

OVERALL PERFORMANCE

         During the fiscal year ended June 30, 2000, net income before the fiscal 1999 cumulative effect of a change in accounting principle increased 18% to $29,932,000 from $25,283,000 in fiscal 1999. Sales increased 10% to $395,198,000 in fiscal year 2000 compared to $358,596,000 in the prior year. The Company's largest business segment, Roofing Products, registered a strong year with overall higher sales and operating income. This improved financial performance, together with increasing demand for products used in digital wireless cellular phones offered by the Electronics Manufacturing Services segment, led to the overall increases in consolidated sales and income. The growth in these two business segments was partially offset by disappointing operating results in the Industrial Products segment. Overall, operating income increased 16% to $48,059,000 in fiscal 2000 from $41,505,000 in the prior fiscal year. As a percentage of sales, operating income was 12.2% in fiscal 2000 compared to 11.6% in fiscal 1999. Selling, general and administrative (SG&A) costs in fiscal 2000 were nearly equal to that in the prior fiscal year. However, as a percentage of sales, SG&A costs were only 10.0% of sales in fiscal 2000 compared to 11.1% in the prior year.

         During the fiscal year ended June 30, 2000, the company recorded a $1,292,000 gain from involuntary conversion as a result of payments received on a property insurance claim in excess of the net book value of destroyed assets. Interest expense was $1,355,000 in fiscal 2000 compared to $2,059,000 in the prior fiscal year as the company capitalized $2,708,000 of interest in fiscal 2000 in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major projects. In fiscal 1999, $595,000 in interest costs were capitalized.

RESULTS OF BUSINESS SEGMENTS

         Sales for the Roofing Products Group increased 10% to $350,319,000 for the fiscal year ended June 30, 2000 compared to $319,640,000 in the prior fiscal year. Demand for and shipments of premium laminated fiberglass asphalt shingles were at record levels in the first nine months of fiscal 2000 even with shipments of these products being held down by lower laminated shingle inventories. The inventory shortage was partially due to manufacturing inefficiencies related to Elk's use of alternative sources of nonwoven fiberglass mat in its manufacturing process as a result of an explosion in fiscal 1999 at Elk's nonwoven fiberglass mat plant in Ennis, Texas. In addition, shipments resulting from large orders from customers in March 2000 made in anticipation of announced price increases substantially decreased shipments of laminated shingle shipments in the early part of the fourth quarter of fiscal 2000.

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

         Operating income for the Roofing Products Group increased 18% in fiscal 2000 to $53,024,000 from $45,061,000 in the prior fiscal year. Together with increased sales, Elk achieved higher production, which lowered per unit manufacturing costs. In the second half of fiscal 2000, operating income was adversely affected by rapidly escalating asphalt and glass fiber costs. Elk implemented price increases on March 27, 2000 and May 1, 2000 as a result of these higher raw material costs. However, higher selling prices subsequent to these price increases did not fully offset the substantial increases in raw material costs. Further, competitive pressures limited Elk's ability to implement further price increases. Operating income for fiscal 2000 also included $3,478,000 of income relating to settlement of the company's business interruption claim caused by the fiscal 1999 plant explosion.

         Sales for the Electronics Manufacturing Services Group increased 49% to $33,420,000 for the fiscal year ended June 30, 2000 compared to $22,367,000 in fiscal 1999. Operating income for the Electronics Manufacturing Services Group increased 45% to $4,904,000 in fiscal 2000 from $3,384,000 in fiscal 1999. The increases in sales and operating income reflect increased demand for Cybershield's advanced shielding products and related services for the digital wireless cellular phone industry. Fiscal 2000 results included a full year of operations for Cybershield's Canton, Georgia operation, which was acquired in January 1999.

         Cybershield's sales and operating income in the latter part of fiscal 2000 were held down by actions of a significant customer to establish a second production source for a portion of its cellular handset shielding requirements, and delays in the production launch by another key customer of a new cellular handset which contains significant Cybershield value-added content. These actions had a further negative affect on Cybershield's operating margins as staffing had been increased to accommodate the production volumes which were changed or delayed.

         Sales for the Industrial Products Group decreased 31% in fiscal 2000 to $11,300,000 from $16,449,000 in the prior fiscal year. The operating loss for the Industrial Products Group for fiscal 2000 was $4,653,000 compared to an operating profit of $182,000 in fiscal 1999.

         In fiscal 2000, Chromium Corporation's sales decreased 32% compared to the prior year as a result of the relocation of manufacturing facilities for remanufactured diesel engine components used in the railroad and marine transportation industries and the impact of the consolidation of its manufacturing operations. Chromium was unable to fulfill demand for its remanufactured diesel engine components used in the railroad and marine transportation industries during the period when its facilities were being consolidated. Primarily as a result of about $3,400,000 nonrecurring expenses relating to the consolidation of its manufacturing operations, Chromium recorded a significant operating loss in fiscal 2000 compared to a small operating profit achieved in the same period in fiscal 1999. Revenues and operating results for OEL's patent licensing and engineering consulting services were also lower in fiscal 2000 compared to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In fiscal 2001, cash flows from operating activities were $10,406,000 compared to $45,020,000 in fiscal 2000 and $23,391,000 in fiscal 1999. The decrease in fiscal 2001 was primarily the result of lower net income and higher working capital needs. Working capital increased by $13,008,000, primarily due to higher inventories. Higher inventories of premium laminated fiberglass shingles and nonwoven fiberglass roofing mats reflect increases in both units and cost per unit, as well as building a base level of inventory at the new Myerstown, Pennsylvania roofing plant. Inventories were increased throughout the winter and spring months of fiscal 2001 so as to enter the roofing season with ample roofing inventories in order to take advantage of a potential rebound in the roofing market. Inventories were sharply reduced in latter part of fiscal 2001 as a result of very strong demand and a monthly record for shipments of the company's premium laminated fiberglass shingles in June 2001. Inventory levels are expected to continue to decline throughout the summer and fall roofing season as a result of anticipated strong demand for the company's roofing products for the remainder of the 2001 roofing season.

         Trade receivables at June 30, 2001 increased by $1,948,000 compared to June 30, 2000 as a result of much higher sales volumes in the latter part of fiscal 2001 compared to the corresponding period in the prior year. However, the increase from higher sales was partially offset by lower deferred receivables. At June 30, 2001, deferred term receivables from promotional programs to certain customers were $2,854,000 compared to $8,369,000 at June 30, 2000. Deferred receivables outstanding at June 30, 2001 were collected during the first two months of fiscal 2002.

         Higher other current assets primarily reflect a federal income tax receivable from an overpayment of estimated taxes. Much of this tax receivable was received as a refund in July 2001. Lower cash balances reflect improved cash management strategies and initiatives.

         The current ratio was 2.9 to 1 at June 30, 2001 compared to 2.6 to 1 at June 30, 2000. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

         Cash flows from investing activities primarily reflect the company's capital expenditure strategy. Net cash used for investing activities was $38,416,000 in fiscal 2001, $67,525,000 in fiscal 2000 and $29,797,000 in fiscal
1999. These amounts reflect the company's significant expansion plan in recent years. Most expenditures were for additions to property, plant and equipment. About $25,740,000 of capital expenditures in fiscal 2001 related to completion of the Myerstown, Pennsylvania premium laminated fiberglass asphalt shingle plant. Limited production at this facility began in the December 2000 quarter. The testing of the plant was completed in June 2001 and the plant is fully operational. The Myerstown plant increases the company's overall laminated shingle capacity by about 38%. Over the next several years, the company's capital expenditures will primarily relate to improving productivity at existing plants and extending production capacity for new products. Capital expenditures in fiscal 2002 are currently planned to be about $13,000,000. Depreciation in fiscal 2002 is expected to increase to approximately $19,000,000, with most of the increase relating to depreciation of the Myerstown plant.

         Cash flows from financing activities generally reflect changes in the company's borrowings during the year, offset by dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash provided by financing activities was $23,436,000 in fiscal 2001, $23,021,000 in fiscal 2000, and $5,352,000 in fiscal 1999. The fiscal 2001 amount includes a $32,000,000 increase in long-term debt. Long-term debt represented 43% of the $285,402,000 of invested capital (long-term debt plus shareholders' equity) at June 30, 2001.

         In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the aggregate purchase of up to an additional $10,000,000 of common stock. As of June 30, 2001, 600,590 shares with a cumulative cost of $9,366,000 had been repurchased from time to time under these authorizations.

         On November 30, 2000, the company increased its revolving credit facility from $125,000,000 to $175,000,000 and extended the facility to November 30, 2005. Management believes that current cash and cash equivalents, projected cash flows from operations, combined with its existing revolving credit facility should be sufficient during fiscal 2002 and beyond to fund its planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

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

MARKET AND CREDIT RISK

         The company is subject to market risk from changes in interest rates on its outstanding debt, which has a variable interest rate. Based on the company's outstanding debt at June 30, 2001, the company's interest costs would increase or decrease $1,233,000 for each theoretical 1% increase or decrease in the company's borrowing rates. The company's exposure to market risk from changes in foreign currency risk is not material. The company has not entered into any significant derivative instruments or hedging activities, although the company reviews the potential benefits of interest rate swap arrangements and other hedging activities and may enter into derivative instruments from time to time in the future.

         The company is subject to credit risks applicable to cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained at financial institutions with high credit quality. Concentrations of credit risk with respect to accounts receivable primarily relate to the large building material distributors that are the company's primary customers. The company's largest customer accounted for 20% of consolidated sales in fiscal 2001 and 17% in fiscal 2000. The company performs ongoing credit evaluations of its customers' financial condition to determine the need for an allowance for doubtful accounts. The company has not experienced significant credit losses for many years. Concentration of credit risk with respect to accounts receivable is limited to those customers to whom the company makes significant sales.

NEW ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The company is required to adopt this new standard at the beginning of fiscal 2003, although early adoption is permitted at the beginning of fiscal 2002. Subsequent to the adoption of SFAS No. 142, recorded goodwill is not amortized. Adoption of the standard also includes transitional impairment testing of previously recorded goodwill. At June 30, 2001, unamortized goodwill of $837,000 was applicable to the Electronics Manufacturing Services segment. The company is not anticipating early adoption of this new standard and has not determined if impairment of goodwill will be required at the date of adoption.

         The FASB also recently issued SFAS No. 141, "Business Combinations" and SFAS No. 143, "Accounting for Asset Retirement Obligations." Neither of these standards is expected to have a material impact on the company's financial position or operating results.

INFLATION AND CHANGING PRICES

         The company's primary financial statements are prepared in accordance with accounting principles generally accepted in the United States based on historical dollars. Accordingly, the financial statements do not portray the effects of inflation. In recent years, inflation in the company's key markets has been moderate. Cost controls and improving productivity generally minimize the impact of inflation.

         The costs of manufacturing, transportation and key raw materials, including but not limited to ceramic-coated granules, asphalt, glass fibers, resins and mineral filler, together with the company's ability to pass along higher costs are generally influenced by factors other than inflation. These factors include general economic and industry conditions, supply and demand, surpluses and shortages, and actions of key competitors.

FORWARD-LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the Registrant's current condition and future opportunities, management's discussion and analysis of the results of operations and financial condition and other sections of this annual report contain "forward-looking statements" that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," "predict," "outlook," "plan," "potential," "could," "should," "may," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the Registrant believes are reasonable; however, the Registrant's actual results could differ materially from those discussed here. Such risks and uncertainties include, but are not limited to the following:

         1. The Registrant's roofing products business is substantially non-cyclical, but can be affected by weather, the availability of financing and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the company's products, lower prices received or reduced utilization of plant facilities. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

         2. In the asphalt roofing products business, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Historically, the company has been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should the Registrant be unable to recover higher raw material, energy and/or transportation costs from price increases of its products, operating results could be adversely affected and/or lower than projected.

         3. The Registrant has been involved in a significant expansion plan over the past several years, including the construction of new facilities. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new plant facilities. If such progress is slower than anticipated, or if demand for products produced at new plants does not meet current expectations, operating results could be adversely affected.

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

         8. Although the Registrant insures itself against physical loss to its manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds, explosions or acts of war, operating results could be adversely affected if any of its manufacturing facilities became inoperable for an extended period of time due to such events.

         9. Each of the Registrant's businesses is actively involved in the development of new products, processes and services which are expected to contribute to the Registrant's ongoing long-term growth and earnings. If such development activities are not successful, market demand is less than expected, or the Registrant cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

         Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The Registrant is subject to market risk from changes in interest rates on its outstanding debt, which has a variable interest rate. Based on the Registrant's outstanding debt at June 30, 2001, the Registrant's interest costs would increase or decrease $1,233,000 for each theoretical 1% increase or decrease in the Registrant's borrowing rates. The Registrant's exposure to market risk from changes in foreign currency risk is not material. The Registrant has not entered into any significant derivative instruments or hedging activities, although the Registrant reviews the potential benefits of interest rate swap arrangements and other hedging activities and may enter into derivative instruments from time to time in the future.

Item 8. Financial Statements and Supplemental Data

         Index to Financial Statements and Financial Statement Schedule



   Financial Statements:                                                                                    Page
                                                                                                            ----
   Independent Auditors' Report                                                                              24
   Consolidated Balance Sheet at June 30, 2001 and 2000                                                      25
   Consolidated Statement of Operations for the years ended
     June 30, 2001, 2000, and 1999                                                                           26
   Consolidated Statement of Cash Flows for the years ended
     June 30, 2001, 2000, and 1999                                                                           27
   Consolidated Statement of Shareholders' Equity for the years
     ended June 30, 2001, 2000, and 1999                                                                     28
   Summary of Significant Accounting Policies                                                                29
   Notes to Consolidated Financial Statements                                                                33

   Financial Statement Schedule:

   Independent Auditors' Report                                                                              42
   Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves                                 43

   All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors,
Elcor Corporation

         We have audited the accompanying consolidated balance sheets of Elcor Corporation (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elcor Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.



                                                   /s/ Arthur Andersen LLP
                                                   -----------------------
                                                       Arthur Andersen LLP




Dallas, Texas
   August 13, 2001

CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------
 ($ In thousands)                                                                 June 30,
-------------------------------------------------------------------------------------------------------
ASSETS                                                                    2001                 2000
-------------------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                         $        128         $      4,702
    Trade receivables, less allowance of $985 and $963                      73,660               71,712
    Inventories                                                             51,016               40,965
    Prepaid expenses and other                                               8,487                4,312
    Deferred income taxes                                                    3,977                2,822
                                                                      ------------         ------------
    Total current assets                                                   137,268              124,513
                                                                      ------------         ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
    Land                                                                     5,885                5,885
    Buildings                                                               93,783               44,871
    Machinery and equipment                                                215,768              150,759
    Construction in progress                                                 1,429               77,513
                                                                      ------------         ------------
                                                                           316,865              279,028
    Less - Accumulated depreciation                                        (96,829)             (83,924)
                                                                      ------------         ------------
    Property, plant and equipment, net                                     220,036              195,104
                                                                      ------------         ------------

OTHER ASSETS                                                                 2,744                2,957
                                                                      ------------         ------------
                                                                      $    360,048         $    322,574
                                                                      ============         ============

-------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                  $     37,159         $     36,034
    Accrued liabilities                                                     10,875               12,253
                                                                      ------------         ------------
    Total current liabilities                                               48,034               48,287
                                                                      ------------         ------------

LONG-TERM DEBT                                                             123,300               91,300
                                                                      ------------         ------------

DEFERRED INCOME TAXES                                                       26,612               21,083
                                                                      ------------         ------------

COMMITMENTS AND CONTINGENCIES  (See Note)

SHAREHOLDERS' EQUITY
    Common stock ($1 par, 19,988,074 shares issued)                         19,988               19,988
    Paid-in capital                                                         58,368               58,480
    Retained earnings                                                       95,552               90,641
                                                                      ------------         ------------
                                                                           173,908              169,109
    Less - Treasury stock (758,609 and 436,395 shares at cost)             (11,806)              (7,205)
                                                                      ------------         ------------
    Total shareholders' equity                                             162,102              161,904
                                                                      ------------         ------------
                                                                      $    360,048         $    322,574
                                                                      ============         ============


================================================================================

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF OPERATIONS


-------------------------------------------------------------------------------------------------------------------------------
($ In thousands, except per share data)                                                   Year Ended June 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                             2001                2000                  1999
                                                                         ------------         ------------         ------------
SALES                                                                    $    379,156         $    395,198         $    358,596
                                                                         ------------         ------------         ------------

COSTS AND EXPENSES

    Cost of goods sold                                                        313,605              307,440              277,392
    Selling, general and administrative                                        48,197               39,699               39,699
                                                                         ------------         ------------         ------------
INCOME FROM OPERATIONS                                                         17,354               48,059               41,505
                                                                         ------------         ------------         ------------

OTHER INCOME (EXPENSE)

    Interest expense                                                           (3,494)              (1,355)              (2,059)
    Gain from involuntary conversion                                               --                1,292                   --
    Other                                                                         103                  193                   84
                                                                         ------------         ------------         ------------

INCOME BEFORE INCOME TAXES                                                     13,963               48,189               39,530

    Provision for income taxes                                                  5,201               18,257               14,247
                                                                         ------------         ------------         ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               8,762               29,932               25,283

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                --                   --               (4,340)
                                                                         ------------         ------------         ------------

NET INCOME                                                               $      8,762         $     29,932         $     20,943
                                                                         ============         ============         ============

INCOME PER COMMON SHARE--BASIC:
Before cumulative effect of change in accounting principle               $        .45         $       1.53         $       1.29
Cumulative effect of change in accounting principle                                --                   --                 (.22)
                                                                         ------------         ------------         ------------
Net income per share                                                     $        .45         $       1.53         $       1.07
                                                                         ============         ============         ============

INCOME PER COMMON SHARE--DILUTED:
Before cumulative effect of change in accounting principle               $        .45         $       1.49         $       1.27
Cumulative effect of change in accounting principle                                --                   --                 (.22)
                                                                         ------------         ------------         ------------
Net income per share                                                     $        .45         $       1.49         $       1.05
                                                                         ============         ============         ============


================================================================================

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------------------
($ In thousands)                                                                                Year Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                           2001                 2000                 1999
                                                                       ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                             $      8,762         $     29,932         $     20,943
Adjustments to reconcile net income to net cash from
operating activities:
    Depreciation and amortization                                            13,697               10,671                9,285
    Gain from involuntary conversion                                             --               (1,292)                  --
    Cumulative effect of accounting change                                       --                   --                4,340
    Deferred income taxes                                                     4,374                2,325                2,283
    Changes in assets and liabilities:
        Trade receivables                                                    (1,948)               1,154              (15,420)
        Inventories                                                         (10,051)             (15,195)               3,375
        Prepaid expenses and other                                           (4,175)               3,022               (6,552)
        Accounts payable                                                      1,125               17,967                2,421
        Accrued liabilities                                                  (1,378)              (3,564)               2,716
                                                                       ------------         ------------         ------------
    Net cash provided by operating activities                                10,406               45,020               23,391
                                                                       ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                                  (38,543)             (70,091)             (30,048)
Insurance proceeds from involuntary conversion                                   --                2,310                5,687
Acquisition of business, net of cash                                             --                   --               (5,588)
Other, net                                                                      127                  256                  152
                                                                       ------------         ------------         ------------
    Net cash used for investing activities                                  (38,416)             (67,525)             (29,797)
                                                                       ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt borrowings                                                    32,000               28,300               15,000
Dividends paid on common stock                                               (3,851)              (3,923)              (3,705)
Treasury stock transactions and exercises of stock options, net              (4,713)              (1,356)              (5,943)
                                                                       ------------         ------------         ------------
    Net cash provided by financing activities                                23,436               23,021                5,352
                                                                       ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (4,574)                 516               (1,054)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                4,702                4,186                5,240
                                                                       ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $        128         $      4,702         $      4,186
                                                                       ============         ============         ============


================================================================================

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------
($ In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------
                                                                                                         Total
                                     Common          Paid-in          Retained        Treasury       Shareholders'
                                      Stock          Capital          Earnings         Stock             Equity
                                   ------------    ------------     ------------     ------------    -------------

BALANCE, June 30, 1998             $     19,988    $     61,200     $     47,394     $     (2,626)    $    125,956

Net income                                   --              --           20,943               --           20,943
Treasury stock purchases                     --              --               --           (6,305)          (6,305)
Exercises of stock options, net              --          (1,614)              --            1,976              362
Dividends, $.19 per share                    --              --           (3,705)              --           (3,705)
                                   ------------    ------------     ------------     ------------     ------------

BALANCE, June 30, 1999                   19,988          59,586           64,632           (6,955)         137,251

Net income                                   --              --           29,932               --           29,932
Treasury stock purchases                     --              --               --           (2,449)          (2,449)
Exercises of stock options, net              --          (1,106)              --            2,199            1,093
Dividends, $.20 per share                    --              --           (3,923)              --           (3,923)
                                   ------------    ------------     ------------     ------------     ------------

BALANCE, June 30, 2000                   19,988          58,480           90,641           (7,205)         161,904

Net income                                   --              --            8,762               --            8,762
Treasury stock purchases                     --              --               --           (5,436)          (5,436)
Exercises of stock options, net              --            (112)              --              835              723
Dividends, $.20 per share                    --              --           (3,851)              --           (3,851)
                                   ------------    ------------     ------------     ------------     ------------


BALANCE, June 30, 2001             $     19,988    $     58,368     $     95,552     $    (11,806)    $    162,102
                                   ============    ============     ============     ============     ============


================================================================================

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of this statement.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Elcor Corporation (the company), through subsidiaries, is engaged in the following lines of business: Roofing Products, Electronics Manufacturing Services, and Industrial Products. The Roofing Products segment, which accounts for 89% of consolidated sales, manufactures and sells premium laminated fiberglass asphalt residential shingles and accessory roofing products, together with coated and uncoated nonwoven mats used in manufacturing asphalt roofing products and various industrial applications. The Electronics Manufacturing Services segment, which accounts for 8% of consolidated sales, is engaged in providing shielding solutions and related value-added services to the digital wireless cellular handset, telecom infrastructure, computer, bar coding and medical electronics industries. The Industrial Products companies, which account for 3% of consolidated sales, are engaged in (1) providing surface finishes and remanufactured diesel engine cylinder liners and pistons for the railroad and marine industries and, (2) engineering consulting services and licensing of patented technologies for the cryogenic processing of natural gas and refinery gas and sulfur recovery processes for the petroleum industry.


PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the company and all subsidiaries after elimination of significant intercompany balances and transactions. Certain reclassifications in the financial statements and footnotes were made to prior year amounts to conform to the current year presentation.


USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CONCENTRATION OF CREDIT RISK

         The majority of the company's sales are in the Roofing Products segment and its primary customers are building materials distributors. For the past several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by emerging larger national building products distributors. The company performs ongoing credit evaluations and maintains reserves for potential credit losses. One customer accounted for 20%, 17% and 18% of consolidated sales in fiscal years 2001, 2000 and 1999, respectively.

REVENUE RECOGNITION

         Revenue is recognized at the time products are shipped to the customer or at the time services are rendered. The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" in December 1999. The company adopted this new accounting guidance in the fourth quarter of fiscal 2001. No changes were made to revenue recognition policies in the Roofing Products or Electronics Manufacturing Services segments. Minor adjustments to revenue recognition policies were made in the Industrial Products segment relating to revenue recognition for licensing fees. These changes were not material to historical results nor are they expected to have a material impact on future operating results.


INVENTORIES

         Inventories are stated at the lower of cost (including direct materials, labor, and applicable overhead) or market, using the first-in, first-out (FIFO) method. Inventories were comprised of:


                                    (In thousands)
                                       June 30,
                           ------------------------------------
                              2001                    2000
                           ------------            ------------
Raw Materials              $     10,822            $     11,457
Work-In-Process                     411                     259
Finished Goods                   39,783                  29,249
                           ------------            ------------
                           $     51,016            $     40,965
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
         Office furniture and equipment     5 - 12 years

         The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2001, 2000 and 1999, $5,337,000, $2,708,000 and $595,000 of interest cost was capitalized, respectively.

OTHER ASSETS

         Included in other assets in the Consolidated Balance Sheet is the excess of cost over the fair value of net assets (or goodwill) of an acquired company. Goodwill is amortized on a straight-line basis over 20 years. Unamortized goodwill at June 30, 2001 and 2000, was $837,000 and $880,000, respectively.


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


SUPPLEMENTAL CASH FLOWS

         The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental cash flow amounts were as follows:



                                                    (In thousands)
                                                       June 30,
                             ------------------------------------------------------------
                                2001                     2000                    1999
                             ------------            ------------            ------------
Interest paid                $      9,280            $      3,476            $      2,270
Income taxes paid            $      3,284            $     18,027            $      9,344

ACCOUNTING CHANGES

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

         Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," recommends, among other things, that shipping and handling costs be recorded as costs of sale. In conformity with this pronouncement, the company reclassified freight costs for all reporting periods to cost of goods sold. Previously, freight costs had been classified as a reduction of sales.


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 2000, the FASB issued SFAS No. 138, an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company has entered into no significant derivative instruments or hedging activities, although the company regularly reviews the potential benefits of interest rate swaps and other potential hedging arrangements and may enter into derivative or hedging instruments from time to time in the future.


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of the company's cash, cash equivalents, trade receivables, accounts payable and long-term debt approximate fair value.


NEW ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The company is required to adopt this new standard at the beginning of fiscal 2003, although early adoption is permitted at the beginning of fiscal 2002. Subsequent to the adoption of SFAS No. 142, recorded goodwill is not amortized. Adoption of the standard also includes transitional impairment testing of previously recorded goodwill. At June 30, 2001, unamortized goodwill of $837,000 was applicable to the Electronics Manufacturing Services segment. The company does not anticipate early adoption of this new standard and has not determined if impairment of goodwill will be required at the date of adoption.

         The FASB also recently issued SFAS No. 141, "Business Combinations" and SFAS No. 143, "Accounting for Asset Retirement Obligations." Neither of these standards is expected to have a material impact on the company's financial position or operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

         Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:


                                                                                      (In thousands, except per share data)
                                                                                       2001            2000             1999
                                                                                   ------------     ------------     ------------

Net income                                                                         $      8,762     $     29,932     $     20,943
                                                                                   ============     ============     ============

Denominator for basic earnings per share-weighted average shares outstanding             19,322           19,577           19,546

Effect of dilutive securities:
  Employee stock options                                                                    171              509              418
                                                                                   ------------     ------------     ------------

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed issuance of shares purchased under the incentive stock option plan
using the treasury stock method                                                          19,493           20,086           19,964
                                                                                   ============     ============     ============

Basic earnings per share                                                           $        .45     $       1.53     $       1.07
                                                                                   ============     ============     ============

Diluted earnings per share                                                         $        .45     $       1.49     $       1.05
                                                                                   ============     ============     ============

LONG-TERM DEBT

         On November 30, 2000, the company increased its revolving credit facility (the Facility) from $125,000,000 to $175,000,000 of primary credit, including up to a maximum of $10,000,000 in letters of credit and extended its term through November 30, 2005. At June 30, 2001, letters of credit totaling $2,584,000 were outstanding. Borrowings under the Facility bear interest at (1) the lender's prime rate, or (2) at the company's option, a Eurodollar rate, in each case plus specified basis points based on the company's leverage ratio, as defined, at each quarter end. The Facility also provides for a commitment fee on the average unused portion of the line. The commitment fee rate is also determined by the company's leverage ratio. Based on the leverage ratio at June 30, 2001, the prime borrowing rate was prime plus .625%, the Eurodollar borrowing rate was LIBOR plus 2.5% and the commitment fee was .5% of the average unused portion of the line. The average interest rate paid on indebtedness in fiscal 2001 was 7.25%. The Facility requires the company to pledge as collateral certain trade receivables and inventories if the company's leverage ratio exceeds certain thresholds. At June 30, 2001, the company's leverage ratio exceeded the applicable thresholds.

         The Facility requires that the company maintain a specified minimum consolidated net worth, a minimum fixed charge coverage ratio and a maximum capitalization ratio, all based on defined terms. At June 30, 2001, the company was in compliance with these requirements. Dividend payments and stock repurchases are limited to certain specified levels. At June 30, 2001, total cumulative dividend payments and stock repurchased since November 30, 2000 were subject to a $18,259,000 limitation. Actual expenditures for these items as of June 30, 2001 have been $3,261,000.

SHAREHOLDERS' EQUITY

         Authorized common stock, par value $1.00, is 100,000,000 shares, of which 19,988,074 shares were issued at June 30, 2001. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.

SHAREHOLDER RIGHTS PLAN

         On May 26, 1998, the company's Board of Directors adopted a new Shareholder Rights Plan which took effect when the existing rights plan expired on July 8, 1998. Under the new plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of the company held by the shareholders of record as of the close of business on July 8, 1998. Until the occurrence of certain events, the rights are represented by and trade in tandem with common stock. Each right will separate and entitle shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Related Person) acquire beneficial ownership of 15% or more of the company's common stock other than certain bona fide institutional investors to whom a 20% threshold applies, all rights not held by the Related Person become rights to purchase one one-hundredth of a share of preferred stock for $110 or $110 of Elcor common stock at a 50% discount. If after such an event the company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip over" right to buy discounted stock in the surviving entity.

         Under certain circumstances, the rights are redeemable at a price of $0.01 per right. Further, upon defined stock accumulation events, the Board of Directors has the option to exchange one share of common stock per right. The rights will expire by their terms on July 8, 2008.

EMPLOYEE BENEFIT PLANS

         The company's Incentive Stock Option Plan provides for the granting of incentive and nonqualified stock options to directors, officers and key employees of the company for purchase of the company's common stock.

Information relating to options is as follows:


                                                                        Weighted
                                   Number           Option Price      Average Option
                                  of Shares        Range per Share    Price per Share
                                 -----------      ----------------    ---------------

Outstanding at June 30, 1998        875,292      $ 3.11  -  $18.42     $     9.72
  Granted                           194,295      $14.67  -  $23.17     $    17.52
  Cancelled                         (11,910)     $ 3.11  -  $18.42     $    12.07
  Exercised                        (125,602)     $ 3.11  -  $14.67     $     5.74
                                 ----------
Outstanding at June 30, 1999        932,075      $ 3.89  -  $23.17     $    11.85
  Granted                           454,290      $23.50  -  $34.25     $    27.85
  Cancelled                          (9,437)     $ 8.44  -  $28.04     $    20.41
  Exercised                        (135,480)     $ 3.89  -  $23.17     $     8.07
                                 ----------
Outstanding at June 30, 2000      1,241,448      $ 5.39  -  $34.25     $    18.05
  Granted                           538,500      $11.31  -  $19.94     $    19.09
  Cancelled                         (50,479)     $ 7.56  -  $28.04     $    17.59
  Exercised                         (58,935)     $ 5.39  -  $14.67     $     8.49
                                 ----------
Outstanding at June 30, 2001      1,670,534      $ 7.56  -  $34.25     $    18.74
                                 ==========

The following table summarizes information about options outstanding at June 30, 2001:


                                                Options Outstanding                              Options Exercisable
                              ------------------------------------------------------------------------------------------------
                                                         Weighted-Average
                                  Number        --------------------------------             Number                Weighted
   Range of Exercise          Outstanding at        Remaining          Exercise          Exercisable at             Average
        Prices                   6/30/01        Contractual Life         Price              6/30/01              Exercise Price
--------------------          --------------    ----------------      ----------       ------------------       ---------------
    $ 7.56 - $ 9.99             294,760              4.05 yrs.          $ 8.91               217,357                $ 8.94
    $10.00 - $14.99             219,340              5.91 yrs.          $13.03               107,006                $11.98
    $15.00 - $23.45             721,454              8.54 yrs.          $18.97                83,098                $17.60
    $23.50 - $34.25             434,980              8.11 yrs.          $27.89               101,396                $23.50


         At June 30, 2001, 2000 and 1999, 508,857, 339,239, and 354,570 shares were exercisable, respectively. A total of 974,129, 1,462,150, and 1,907,003 shares were reserved for future grants at June 30, 2001, 2000 and 1999, respectively.

         Beginning in fiscal 1997, the company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with respect to the company's stock option plan. Pro forma information regarding net income and income per share set forth below has been determined as if the company had accounted for its stock options under the fair value methodology prescribed by SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2001, 2000 and 1999; dividend yields of 1.1%, 0.7%, and 1.1%; risk-free interest rates of 6.2%, 6.3%, and 4.6%; expected market price volatility of .432, .421, and .416; and expected lives of options of 9.0, 9.0, and 8.9 years. Based on this model, the weighted average fair value of stock options granted in fiscal 2001, 2000 and 1999 was $10.42, $15.67 and $8.72, respectively.


       (In thousands,
  except per share data)                           2001                2000              1999
  ----------------------                          ------              -------           -------

Net income, as reported                           $8,762              $29,932           $20,943
Net income, pro forma                             $6,651              $27,280           $20,292
Income per share - basic, as reported             $  .45              $  1.53           $  1.07
Income per share - basic, pro forma               $  .34              $  1.39           $  1.04
Income per share - diluted, as reported           $  .45              $  1.49           $  1.05
Income per share - diluted, pro forma             $  .34              $  1.36           $  1.02

         The pro forma amounts presented above may not be representative of the effects on reported net income for future years.

         The company's Employee Stock Ownership Plan (ESOP) became effective January 1, 1981. Under the plan, the company contributes a percentage of each participant's annual compensation into a trust, either as treasury stock contributions or cash, which is then used to purchase Elcor common stock. Employees vest 20% after one year of employment and 20% per year thereafter, with the stock distributed at retirement, death, disability, or as authorized by the Plan Administrative Committee. Effective January 1, 1990, the company established an Employee Savings Plan under Internal Revenue Code section 401(k). Under the 401(k) Plan, the company contributes a percentage of each participant's annual compensation into the 401(k) Plan to be invested among various defined alternatives at the participants' direction. Vesting of company contributions is in accordance with the same schedule as that of the ESOP. All full-time employees, except those covered by plans established through collective bargaining, are eligible for participation in the above plans after meeting minimum service requirements.

         The Board of Directors has authorized total contributions of 5.0%, including forfeitures, of each participant's annual compensation, as defined, split equally between the ESOP and 401(k) Plans. In addition, the company contributes an additional $.50 for every $1.00 of employee contributions into the 401(k) Plan limited to a maximum matching of 2% of an employee's compensation. Total contributions charged to expense for these plans were $2,558,000, $2,466,000 and $2,123,000, in 2001, 2000 and 1999, respectively.

         Under the company's Stock/Loan Plan, certain key employees have been granted loans, based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the company's common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 2001 and 2000 totaling $1,551,000 and $1,830,700, respectively, are included in other assets. In fiscal 2002, the Stock/Loan Plan is expected to be replaced by a restricted stock plan and no additional loans will be granted. Previously granted loans will be repaid or forgiven in accordance with the plan terms.

COMMITMENTS AND CONTINGENCIES

         The company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2006. Total rental expense was $2,436,000 in 2001, $1,787,000 in 2000, and $1,618,000 in 1999. At June 30, 2001, future minimum rental commitments under noncancellable operating leases, payable over the remaining lives of the leases, are:


                                          (In thousands)
                                          Minimum Rental
            Fiscal Year                    Commitments
            -----------                  ---------------

                2002                     $         1,365
                2003                               1,087
                2004                                 753
                2005                                  39
                2006                                  22
             Thereafter                               --
                                         ---------------
               Total                     $         3,266
                                         ===============


         The company's subsidiaries provide certain warranties for their products which are generally limited to being free from defects in materials or manufacturing workmanship affecting performance or meeting specified manufacturing and material specifications. During 2001, 2000 and 1999, the company recorded to expense $1,680,000, $1,773,000 and $2,334,000, respectively, in warranty claim settlements and reserves.

         On February 25, 2000, Wedgewood Knolls Condominium Association filed a purported class action against the company and Elk Corporation in the United States District Court in Newark, New Jersey. The suit has been amended to name only Elk Corporation of Texas and Elk Corporation of Alabama. The purported nationwide class would include purchasers or current owners of buildings with certain Elk asphalt shingles installed between January 1, 1980 and present. The suit alleges, among other things, that the shingles were uniformly defective. It seeks reformation of the limited warranty applicable to the shingles, and unspecified damages for breach of implied and written warranties on behalf of the plaintiff and the purported class.

         On or about June 26, 2000, an individual homeowner filed a purported class action, Lastih v. Elk Corporation of Alabama, which is pending in the Judicial District of Hartford, Connecticut. The Lastih suit involves similar class allegations and claims to those asserted in the Wedgewood Knolls suit described above. Elk has denied the claims asserted in the Wedgewood Knolls and Lastih actions, and is vigorously defending these suits.

         In Wedgewood Knolls, Elk has opposed the motion for class certification, denying that class certification is appropriate. A ruling is pending on plaintiff's motion for class certification. The company cannot predict whether these actions will have a material adverse effect on its results of operations, financial position or liquidity.

         The company and its subsidiaries are involved in other legal actions and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

         The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's industrial products and electronics manufacturing services operations utilize hazardous materials in their production processes. As a result, the company incurs costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such known remediation activities.

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

         The company submitted claims totaling $17,492,000 for property damage and business interruption. In February 2000 the company reached final settlement with its insurance company. In total, the company received insurance proceeds of $17,017,000 on the claim. Assets with net book value of $3,990,000 were destroyed in the explosion and were insured for replacement value. Overall, the company received replacement value payments on the property claim in excess of the net book value of destroyed assets in the amount of $1,292,000. This amount was recorded as a gain from involuntary conversion in fiscal 2000.

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

         In the fourth quarter of fiscal 1999, management approved a consolidation plan for Chromium Corporation's reciprocating engine components business. In fiscal 2000, all operations for this business activity at the Lufkin, Texas facility were transferred to the Cleveland, Ohio plant. Costs to relocate equipment and other consolidation items of approximately $750,000 and $3,400,000 were incurred and recorded to expense in fiscal 2001 and 2000, respectively. In fiscal 1999 the company recorded a pretax charge of $375,000 in severance benefits for 64 employees who were not transferred.

ACCRUED LIABILITIES

Accrued liabilities consist of the following:


                                              (In thousands)
                                                 June 30,
                                       -----------------------------
                                           2001             2000
                                       ------------     ------------
Product warranty reserves              $      1,722     $      1,748
Self-insurance reserves                         760            1,414
Compensation and employee benefits            3,413            3,422
All other                                     4,980            5,669
                                       ------------     ------------
                                       $     10,875     $     12,253
                                       ============     ============

INCOME TAXES

         The company's effective tax rate was 37.3% in 2001, 37.9% in 2000, and 36.0% in 1999. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:


                                                      2001          2000          1999
                                                    --------      --------      --------

Federal statutory tax rate                              35.0%         35.0%         35.0%
Change in tax rate resulting from:
  State income taxes, net of federal tax effect          1.0%          2.6%           .7%
  Miscellaneous items                                    1.3%           .3%           .3%
                                                    --------      --------      --------
                                                        37.3%         37.9%         36.0%
                                                    ========      ========      ========

Components of the income tax provisions consist of the following:


                               (In thousands)
                      2001          2000          1999
                    ---------     ---------     ---------
Federal:
  Current           $     568     $  14,768     $   9,169
  Deferred, net         4,374         1,814         4,625
State                     259         1,675           453
                    ---------     ---------     ---------
                    $   5,201     $  18,257     $  14,247
                    =========     =========     =========

The significant components of the company's deferred tax assets and liabilities are summarized below:


                                                                       (In thousands)
                                                         2001              2000               1999
                                                      ------------      ------------      ------------
Deferred tax assets:
    Accrued liabilities, difference in                $      1,683      $      2,103      $      2,304
      expense recognition
    Receivables, bad debt reserve                              345               337               338
    Inventories, difference in capitalization                1,346               382                44
    Alternative minimum taxes paid                             530                --                --
    Nonqualified deferred compensation plan                     73                --                --
                                                      ------------      ------------      ------------
                                                             3,977             2,822             2,686
                                                      ------------      ------------      ------------
Deferred tax liabilities:
    Fixed assets, primarily depreciation method
      differences and deferred preoperating costs          (26,612)          (21,083)          (18,047)
    Other current assets, insurance claim                       --                --              (575)
                                                      ------------      ------------      ------------
                                                           (26,612)          (21,083)          (18,622)
                                                      ------------      ------------      ------------

Net deferred tax liability                            $    (22,635)     $    (18,261)     $    (15,936)
                                                      ============      ============      ============

FINANCIAL INFORMATION BY COMPANY SEGMENTS


                                                        (In thousands)
                                           2001              2000              1999
                                       ------------      ------------      ------------
SALES
Roofing products                       $    335,971      $    350,319      $    319,640
Electronics manufacturing services           29,528            33,420            22,367
Industrial products                          13,561            11,300            16,449
Corporate and eliminations                       96               159               140
                                       ------------      ------------      ------------
                                       $    379,156      $    395,198      $    358,596
                                       ============      ============      ============
OPERATING PROFIT (LOSS)
Roofing products                       $     25,539      $     53,024      $     45,061
Electronics manufacturing services            1,392             4,904             3,384
Industrial products                            (735)           (4,653)              182
Corporate and other                          (8,842)           (5,216)           (7,122)
                                       ------------      ------------      ------------
                                             17,354            48,059            41,505
Other income                                    103             1,485                84
Interest expense                             (3,494)           (1,355)           (2,059)
                                       ------------      ------------      ------------

Income before income taxes             $     13,963      $     48,189      $     39,530
                                       ============      ============      ============

IDENTIFIABLE ASSETS
Roofing products                       $    297,727      $    265,944      $    209,742
Electronics manufacturing services           31,805            25,707            20,709
Industrial products                           9,303             8,076             7,640
Corporate                                    21,213            22,847            14,091
                                       ------------      ------------      ------------
                                       $    360,048      $    322,574      $    252,182
                                       ============      ============      ============

DEPRECIATION AND AMORTIZATION
Roofing products                       $      8,991      $      8,537      $      7,899
Electronics manufacturing services            1,584             1,671               728
Industrial products                             447               347               481
Corporate                                     2,675               116               177
                                       ------------      ------------      ------------
                                       $     13,697      $     10,671      $      9,285
                                       ============      ============      ============

CAPITAL EXPENDITURES
Roofing products                       $     33,385      $     58,658      $     19,229
Electronics manufacturing services            3,941             6,281             4,934
Industrial products                             947             1,796               366
Corporate                                       270             3,356             5,519
                                       ------------      ------------      ------------
                                       $     38,543      $     70,091      $     30,048
                                       ============      ============      ============

                          INDEPENDENT AUDITORS' REPORT
                            ON SUPPLEMENTAL SCHEDULE



To the Shareholders and Board of Directors of Elcor Corporation:


         We have audited in accordance with auditing standards generally accepted in the United States, the accompanying consolidated financial statements of Elcor Corporation and have issued our report thereon dated August 13, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Supplemental Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.





                                           /s/ Arthur Andersen LLP
                                           -----------------------
                                               Arthur Andersen LLP



  Dallas, Texas
     August 13, 2001

                                                                     SCHEDULE II
                                                                  (In thousands)

                       ELCOR CORPORATION AND SUBSIDIARIES
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999



          Column A                         Column B                  Column C                Column D          Column E
          --------                         --------       -----------------------------   ----------------    -----------
                                                                     Additions               Deductions
                                                          -----------------------------   ----------------
                                          Balance at       Charged to                     For Purposes For    Balance at
                                           Beginning       Costs and                       Which Reserves         End
        Description                       of Period         Expenses         Other          Were Created       of Period
        -----------                      ------------     ------------     ------------   -----------------   ------------

YEAR ENDED JUNE 30, 2001

CONSOLIDATED:

Allowance for doubtful accounts          $        963     $        200     $         --     $       (178)     $        985
                                         ============     ============     ============     ============      ============

Allowance for inventory obsolescence     $        126     $         --     $         --     $         --      $        126
                                         ============     ============     ============     ============      ============
YEAR ENDED JUNE 30, 2000

CONSOLIDATED:

Allowance for doubtful accounts          $        967     $         --     $         --     $         (4)     $        963
                                         ============     ============     ============     ============      ============

Allowance for inventory obsolescence     $        297     $         --     $         --     $       (171)     $        126
                                         ============     ============     ============     ============      ============

YEAR ENDED JUNE 30, 1999

CONSOLIDATED:

Allowance for doubtful accounts          $        580     $        525     $         14     $       (152)     $        967
                                         ============     ============     ============     ============      ============

Allowance for inventory obsolescence     $        125     $        262     $         --     $        (90)     $        297
                                         ============     ============     ============     ============      ============

Item 9. Disagreements on Accounting and Financial Disclosure

         The Registrant has retained its independent public accountants for over 30 years. There have been no disagreements with the independent public accountants on accounting or financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information concerning the Directors of the Registrant required by this item is incorporated herein by reference to the material under the caption "Election of Directors" on pages 6 and 7 of the Registrant's Proxy Statement dated September 14, 2001. Information concerning the Executive Officers of the Registrant is contained in Item 1 of this report under the caption "Executive Officers of the Registrant" on pages 10 and 11 of this Annual Report on Form 10-K.

Item 11. Executive Compensation

         The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 8 through 15 of the Registrant's Proxy Statement dated September 14, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 2 and 3 of the Registrant's Proxy Statement dated September 14, 2001. The referenced information was provided as of September 1, 2001. Registrant is aware of no material change since such date in the beneficial ownership of any officer, director or beneficial owner of five percent of any class of its voting stock.

Item 13. Certain Relationships and Related Transactions

         There are no reportable transactions, business relationships or indebtedness between the Registrant and any covered party.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)      Financial Statements

         The following financial statements of Elcor Corporation are set forth in Item 8 of this Annual Report on Form 10-K:


Financial Statements:

Independent Auditors' Report
Consolidated Balance Sheet at June 30, 2001, and 2000
Consolidated Statement of Operations for the years ended
 June 30, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for the years ended
 June 30, 2001, 2000, and 1999
Consolidated Statement of Shareholders' Equity for the years ended June 30, 2001, 2000, and 1999
Notes to Consolidated Financial Statements


Financial Statement Schedule:

Independent Auditors' Report
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K

        The Registrant filed a Form 8-K on April 20, 2001 relating to press releases containing "forward-looking statements" about its prospects for the future and certain other information concerning the Registrant's disclosures under Regulation F-D.

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

                  **4.12 Credit Agreement dated as of November 30, 2000 among Elcor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

                  **4.13 First Amendment to Credit Agreement dated as of March 31, 2001 among Elcor Corporation, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.13 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

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

                  **10.4 Deferred Compensation Plan filed as Exhibit 10.4 in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

                  *21      Subsidiaries of the Registrant.

                  *23      Consent of Independent Public Accountants.

                  ----------

                   *       Filed herewith.

                  **       Incorporated by reference.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                           ELCOR CORPORATION


Date September 26, 2001             By /s/ Richard J. Rosebery
                                       ----------------------------------------
                                           Richard J. Rosebery
                                           Vice Chairman,
                                           Chief Financial and Administrative
                                           Officer


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



              Signature                              Title                                Date
   -------------------------------        ----------------------------              ------------------

   /s/ Harold K. Work                     Chairman of the Board and                 September 26, 2001
   --------------------------             Director
      Harold K. Work

   /s/ Thomas D. Karol                    President, Chief                          September 26, 2001
   --------------------------             Executive Officer and Director
      Thomas D. Karol

   /s/ Richard J. Rosebery                Vice Chairman, Chief                      September 26, 2001
   --------------------------             Financial and Administrative
      Richard J. Rosebery                 Officer and Director

   /s/ Leonard R. Harral                  Vice President and                        September 26, 2001
   --------------------------             Chief Accounting Officer
      Leonard R. Harral

   /s/ James E. Hall                      Director                                  September 26, 2001
   --------------------------
      James E. Hall

   /s/ Dale V. Kesler                     Director                                  September 26, 2001
   --------------------------
      Dale V. Kesler

   /s/ Michael L. McMahan                 Director                                  September 26, 2001
   --------------------------
      Michael L. McMahan

   /s/ David W. Quinn                     Director                                  September 26, 2001
   --------------------------
      David W. Quinn

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

                  **4.12   Credit Agreement dated as of November 30, 2000 among
                           Elcor Corporation, Bank of America, N.A., as
                           Administrative Agent, Swing Line Lender and L/C
                           Issuer, Bank One, Texas, N.A., as Documentation
                           Agent, First Union National Bank, as Syndication
                           Agent, The Other Lenders Party Hereto, and Bank of
                           America Securities LLC, as Sole Lead Arranger and
                           Sole Book Manager, filed as Exhibit 4.12 in the
                           Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

                  **4.13   First Amendment to Credit Agreement dated as of March
                           31, 2001 among Elcor Corporation, Bank One, N.A., as
                           Documentation Agent, First Union National Bank, as
                           Syndication Agent, and Bank of America, N.A., as
                           Administrative Agent, Swing Line Lender and L/C
                           Issuer, filed as Exhibit 4.13 in the Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 2001 (File No. 1-5341).

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

                  **10.4 Deferred Compensation Plan filed as Exhibit 10.4 in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

                  *21      Subsidiaries of the Registrant.

                  *23      Consent of Independent Public Accountants.

                  ----------

                   *       Filed herewith.

                  **       Incorporated by reference.