Form 10-Q
period 2001-09-30
ELCOR CORP
filed 2001-11-07
CIK 32017

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------

For Quarter Ended September 30, 2001               Commission File Number 1-5341
                  ------------------                                      ------

                                ELCOR CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                               75-1217920
---=---------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

           14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                          75254-8890
--------------------------------------------                          ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (972) 851-0500
                                                                  --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     As of close of business on November 1, 2001, Registrant had outstanding 19,236,507 shares of Common Stock, Par Value $1 per Share.

                       Elcor Corporation and Subsidiaries

                                 Form 10-Q Index

                                                                                                        Page
                                                                                                        ----

Part I. FINANCIAL INFORMATION (unaudited)

     Item 1. Financial Statements

             Consolidated Balance Sheets as of
             September 30, 2001 and June 30, 2001                                                         1
             Consolidated Statements of Operations for the Three Months Ended
             September 30, 2001 and 2000                                                                  2
             Consolidated Statements of Cash Flows for the Three Months Ended
             September 30, 2001 and 2000                                                                  3
             Notes to Consolidated Financial Statements                                                 4-6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                 7-11

Part II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                                            12

SIGNATURES                                                                                               13

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited, $ in thousands)

                                                                         September 30,      June 30,
ASSETS                                                                       2001             2001
                                                                         -------------      ---------

CURRENT ASSETS
Cash and cash equivalents                                                  $     204        $     128
Trade receivables, less allowance of $1,021 and $985                          87,835           73,660
Inventories -
         Finished goods                                                       26,440           39,783
         Work-in-process                                                         623              411
         Raw materials                                                        10,324           10,822
                                                                           ---------        ---------
                  Total inventories                                           37,387           51,016
                                                                           ---------        ---------

Prepaid expenses and other                                                     4,850            8,487
Deferred income taxes                                                          4,052            3,977
                                                                           ---------        ---------
                  Total current assets                                       134,328          137,268
                                                                           ---------        ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                       319,687          316,865
         Less - accumulated depreciation                                    (101,390)         (96,829)
                                                                           ---------        ---------
                  Property, plant and equipment, net                         218,297          220,036
                                                                           ---------        ---------

OTHER ASSETS                                                                   2,609            2,744
                                                                           ---------        ---------
                                                                           $ 355,234        $ 360,048
                                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                           $  44,806        $  37,159
Accrued liabilities                                                           15,095           10,875
                                                                           ---------        ---------
                  Total current liabilities                                   59,901           48,034
                                                                           ---------        ---------

LONG-TERM DEBT                                                               100,000          123,300
DEFERRED INCOME TAXES                                                         28,304           26,612

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                                                 19,988           19,988
         Paid-in-capital                                                      58,332           58,368
         Retained earnings                                                   100,424           95,552
                                                                           ---------        ---------
                                                                             178,744          173,908
         Less - Treasury stock (752,989 and 758,609 shares, at cost)         (11,715)         (11,806)
                                                                           ---------        ---------
                  Total shareholders' equity                                 167,029          162,102
                                                                           ---------        ---------
                                                                           $ 355,234        $ 360,048
                                                                           =========        =========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                    Three Months Ended
                                                       September 30,
                                                  -----------------------
                                                    2001           2000
                                                  --------       --------

SALES                                             $143,219       $101,215
                                                  --------       --------

COST AND EXPENSES
        Cost of sales                              116,504         81,433
        Selling, general and administrative         15,040         11,439
                                                  --------       --------
INCOME FROM OPERATIONS                              11,675          8,343
                                                  --------       --------

OTHER EXPENSE
        Interest expense, net                        2,280            505
                                                  --------       --------

INCOME BEFORE INCOME TAXES                           9,395          7,838
        Provision for income taxes                   3,561          2,894
                                                  --------       --------
NET INCOME                                        $  5,834       $  4,944
                                                  ========       ========

NET INCOME PER SHARE-BASIC                        $    .30       $    .25
                                                  ========       ========

NET INCOME PER SHARE-DILUTED                      $    .30       $    .25
                                                  ========       ========

DIVIDENDS PER COMMON SHARE                        $    .05       $    .05
                                                  ========       ========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                             ------------------------
                                                                               2001            2000
                                                                             --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                          $  5,834        $  4,944
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                                 4,580           3,419
                  Deferred income taxes                                         1,617             673
                  Changes in assets and liabilities:
                     Trade receivables                                        (14,175)            277
                     Inventories                                               13,629          (6,045)
                     Prepaid expenses and other                                 3,637           1,681
                     Accounts payable and accrued liabilities                  11,867            (892)
                                                                             --------        --------
                  Net cash provided by operating activities                    26,989           4,057
                                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                            (2,822)        (16,298)
         Other                                                                    116              49
                                                                             --------        --------
                  Net cash used for investing activities                       (2,706)        (16,249)
                                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings (repayments), net                               (23,300)         14,000
         Dividends on common stock                                               (962)           (975)
         Treasury stock transactions and other, net                                55          (1,389)
                                                                             --------        --------
                  Net cash provided by (used for) financing activities        (24,207)         11,636
                                                                             --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               76            (556)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    128           4,702
                                                                             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    204        $  4,146
                                                                             ========        ========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 2001 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ending September 30, 2001 and 2000, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. In accordance with the requirements of FASB SFAS No. 131, the company is segregated into the following segments: Building Products, Electronics Manufacturing Services and Industrial Products. The Building Products segment consists of the various operating subsidiaries of Elk Corporation of Dallas (collectively Elk). These companies manufacture and sell premium laminated fiberglass asphalt shingles and accessory roofing products, together with coated and non-coated nonwoven performance fabrics used in manufacturing asphalt roofing products and various industrial applications. This segment was previously identified as Roofing Products. The name change to Building Products reflects the anticipated increase in importance of nonwoven performance fabrics to future operations as the company exploits market opportunities for such products outside its traditional roofing market.

     The Electronics Manufacturing Services segment consists of the various operating subsidiaries of Cybershield, Inc. (collectively Cybershield). These companies provide shielding solutions to the digital wireless telecommunications industry, serving both the handset and infrastructure segments of the industry. Cybershield is also an important supplier of shielding solutions to the computer, bar coding and medical electronics industries.

     The Industrial Products segment is comprised of: (1) Chromium Corporation (Chromium), which provides surface finishes and remanufactured diesel engine cylinder liners and pistons for the railroad and marine transportation industries; and (2) Ortloff Engineers, LTD (OEL), which provides technology licensing and consulting services for the natural gas processing industry.

Financial information by company segment is summarized as follows:

                                              (In thousands)
                                             Three Months Ended
                                                September 30,
                                         --------------------------
                                           2001              2000
                                         ---------        ---------

SALES
Building products                        $ 131,025        $  90,232
Electronics manufacturing services           8,586            8,389
Industrial products                          3,608            2,564
Corporate and eliminations                      --               30
                                         ---------        ---------
                                         $ 143,219        $ 101,215
                                         =========        =========
OPERATING PROFIT (LOSS)
Building products                        $  14,625        $  10,999
Electronics manufacturing services            (449)             697
Industrial products                            542           (1,245)
Corporate and other                         (3,043)          (2,108)
                                         ---------        ---------
                                            11,675            8,343
Interest expense, net                       (2,280)            (505)
                                         ---------        ---------
Income before income taxes               $   9,395        $   7,838
                                         =========        =========

IDENTIFIABLE ASSETS
Building products                        $ 296,352        $ 278,230
Electronics manufacturing services          32,095           30,437
Industrial products                          9,453            8,666
Corporate                                   17,334           21,677
                                         ---------        ---------
                                         $ 355,234        $ 339,010
                                         =========        =========
DEPRECIATION AND AMORTIZATION
Building products                        $   3,380        $   2,193
Electronics manufacturing services             386              460
Industrial products                            145               85
Corporate                                      669              681
                                         ---------        ---------
                                         $   4,580        $   3,419
                                         =========        =========
CAPITAL EXPENDITURES
Building products                        $   2,293        $  13,742
Electronics manufacturing services              11            2,230
Industrial products                            447              252
Corporate                                       71               74
                                         ---------        ---------
                                         $   2,822        $  16,298
                                         =========        =========

3. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                                        (In thousands)
                                                                       Three Months Ended
                                                                          September 30,
                                                                      ---------------------
                                                                       2001          2000
                                                                      -------       -------

Net income                                                            $ 5,834       $ 4,944
                                                                      =======       =======

Denominator for basic earnings
  per share - weighted average
  shares outstanding                                                   19,231        19,524

Effect of dilutive securities:
  Employee stock options                                                  233           231
                                                                      -------       -------

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed issuance of shares purchased under incentive stock option plan
using the treasury stock method                                        19,464        19,755
                                                                      =======       =======

Basic earnings per share                                              $   .30       $   .25
                                                                      =======       =======

Diluted earnings per share                                            $   .30       $   .25
                                                                      =======       =======

4. According to the terms of the company's $175,000,000 revolving credit facility, the company is required to pledge as collateral certain trade receivables and inventories if the company's leverage ratio, as defined, exceeds the applicable threshold at each quarter end. At June 30, 2001, the company's leverage ratio exceeded the applicable threshold. The collateral trade receivables and inventory will be released if the leverage ratio is less than the applicable thresholds for two consecutive quarters end. At September 30, 2001, the company's leverage ratio was below the applicable threshold.

5. In the fourth quarter of fiscal 2001, the company conformed its shipping and handling costs to Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Accordingly, freight costs for prior reporting periods have been reclassified to cost of goods sold. Previously, freight costs were classified as a reduction of sales.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overall Performance

     During the three-month period ended September 30, 2001, sales increased 41% to $143,219,000 compared to $101,215,000 for the same period in the prior fiscal year. Net income increased 18% to $5,834,000 in the first three months of fiscal 2002 compared to $4,944,000 in the first three months of fiscal 2001. The Building Products and Industrial Products segments each achieved much higher sales and operating income in the current year period compared to the same period last year. The Electronics Manufacturing Services segment reported modestly higher sales, but incurred an operating loss in the current year quarter compared to an operating profit in the same prior year quarter.

     Consolidated operating income of $11,675,000 in the first three months of fiscal 2002 was 40% higher than $8,343,000 in the same period last year. As a percentage of sales, operating income was 8.2% during both the three-month period ended September 30, 2001 and the same three-month period last year. Selling, general and administrative (SG&A) costs in the first quarter of fiscal 2002 were significantly higher than in the first quarter of fiscal 2001. The SG&A increase was primarily due to higher selling expenses related to new product introductions and overall higher sales levels. However, as a percentage of sales, SG&A costs were only 10.5% in the first quarter of fiscal 2002 compared to 11.3% in the same quarter last year.

     Interest expense was $2,280,000 in the first quarter of fiscal 2002 compared to $505,000 in the same prior year period. However, in the first quarter of fiscal 2001, the company capitalized $1,248,000 of interest related to the construction of the Myerstown, Pennsylvania shingle plant and other major projects. No interest costs were capitalized in the current year period.

Results of Business Segments

     Sales in the Building Products segment increased 45% to $131,025,000 for the three months ended September 30, 2001 compared to $90,232,000 in the same prior year period. The significant increase in sales reflected a sharp rebound in shipments of premium laminated asphalt shingles that began in the fourth quarter of the prior fiscal year and continued throughout the September quarter of fiscal 2002. Roofing replacement returned to normal historical levels following harsh weather conditions in many parts of the country last winter and spring. Demand for Elk's roofing products also benefited from the highly successful new products and warranty initiatives of its "A Whole Different Animal(TM)" campaign, which included introducing the Prestique Gallery Collection(TM) new product line, adding a new Prestique 30 High Definition product, improving limited product and wind warranties, extending the marketing area of its Capstone product on a national basis, more aggressively targeting the builder segment, and increasing management focus on Elk's nonwoven manufacturing capabilities. Building Products sales further benefited from Elk's success in penetrating markets served by its new roofing plant in Myerstown, Pennsylvania, which met its performance test level of operations in the fourth quarter of fiscal 2001.

     Operating income for the Building Products segment increased 33% to $14,625,000 in the three months ended September 30, 2001 compared to $10,999,000 for the three months ended September 30, 2000. The increase in operating income is primarily the result of the significant increase in shipments of premium laminated fiberglass shingles and nonwoven fiberglass performance fabrics. Increased product sales more than offset higher marketing costs and depreciation relating to the new Myerstown, Pennsylvania roofing plant. Incremental, fixed costs of the Myerstown plant were the primary cause of the year-over-year operating profit growth rate trailing comparable sales growth. Beyond the break-even level, operating profit is expected to grow at a faster rate than sales. The Myerstown roofing plant was profitable in each of the first three months of fiscal 2002 as production and sales volumes exceeded the plant's break-even level. Despite a price increase in July 2001, average selling prices in the first quarter of fiscal 2002 were lower than in the same quarter last year due primarily to declines in product prices subsequent to last year's first quarter. A more significant price increase in September 2001 is expected to benefit subsequent quarters of fiscal 2002.

     While the economy in the United States has apparently entered a recession, the company believes that the Building Products segment is well positioned to potentially outperform other industries in a weakening economic environment. The company believes that strong sales momentum during the first quarter of fiscal 2002 reflects that necessary roof replacements will continue to be made in a significantly weakening economy. Management anticipates that asphalt and other raw materials may decline in fiscal 2002 as a weaker economy exhibits downward pressure on energy consumption and world oil prices. Further, reduced interest rates are expected to favor mortgage refinancing transactions, funds from which are often earmarked for home improvement. New order levels for the Building Products segment have remained strong subsequent to the September 11, 2001 terrorist attacks. However, weather conditions in key market areas may reduce shipment levels in the upcoming seasonally slower December quarter.

     Sales for the Electronics Manufacturing Services segment increased 2% to $8,586,000 in the first quarter of fiscal 2002 compared to $8,389,000 in the same prior year quarter. Cybershield's unit volumes declined as cellular handset manufacturers continued to reduce excess channel inventories during the quarter. Average unit selling prices increased compared to the prior year quarter, primarily as a result of higher sales mix of units containing purchased plastic parts. Despite increased sales, the Electronics Manufacturing Services segment reported an operating loss of $449,000 in the three-month period ended September 30, 2001 compared to operating income of $697,000 in the same three-month period last year. The deterioration in operating results primarily reflects lower unit volumes and related margins, together with the ramp up of several new handset components during the first quarter of fiscal 2002, as production start-up inefficiencies temporarily increased operating costs during the September 2001 quarter.

     For the remainder of fiscal 2002, sales and operating profit for the Electronics Manufacturing Services segment are expected to improve based on currently visible customer production requirements and recent improvements in manufacturing efficiency on new handset models. Excess cellular handset channel inventories have been reduced to more normal levels, and customer demand appears to have increased subsequent to the September 11, 2001 terrorist attacks.

     Sales for the Industrial Products segment increased 41% in the first quarter of fiscal 2002 to $3,608,000 from $2,564,000 in the same prior year quarter. Operating income of $542,000 was achieved in the current year quarter compared to a $1,245,000 operating loss in the first quarter last year. Most of the operating loss in the prior year quarter was the result of the consolidation of manufacturing operations and initial production of products new to Chromium's Cleveland, Ohio plant. Chromium generated a small operating profit in the current year quarter. OEL also experienced improved revenues and operating results in the first quarter of fiscal 2002 as its patented cryogenic gas processing technologies were licensed for use in projects in Argentina, Indonesia and Thailand.

     Operating results for the Industrial Products segment for the remainder of fiscal 2002 are expected to exceed comparable fiscal 2001 results as OEL's cryogenic technology has been selected for use in many international projects that are now commencing. Chromium's unit volumes are expected to come under pressure during the remainder of fiscal 2002 as railroads defer maintenance expenditures in a weaker United States economy. However, cost reductions achieved beginning in fiscal 2001 should enable Chromium to remain profitable in fiscal 2002.

FINANCIAL CONDITION

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. During the first three months of fiscal 2002, the company generated cash flows of $26,989,000 compared to $4,057,000 for the first three months in the prior fiscal year. Cash flows from higher net income, deferred taxes, depreciation and amortization were enhanced by a $14,883,000 decrease in working capital (excluding cash and cash equivalents). The increase in depreciation and amortization was primarily attributable to the Myerstown, Pennsylvania roofing plant being placed in service.

     The decrease in working capital requirements primarily related to much lower finished goods inventories of premium laminated fiberglass shingles, together with higher current liabilities from improved cash management strategies and initiatives, and the receipt of a refund for overpayment of fiscal 2001 federal income taxes. Lower inventories at September 30, 2001, as compared to June 30, 2001, were primarily the result of record shipments of premium laminated fiberglass shingles, even though production was maintained at high rates throughout the quarter at all roofing plants. Trade receivables were $14,175,000 higher at September 30, 2001 compared to June 30, 2001 as sales during the first quarter of fiscal 2002 were 32% higher than in the fourth quarter of 2001 (the periods to which most outstanding receivables apply). All deferred receivables applicable to promotional programs to certain customers outstanding at the end of fiscal 2001 were collected in accordance with their terms in the first quarter of fiscal 2002.

     The current ratio at September 30, 2001 was 2.2 to 1 compared to 2.9 to 1 at the end of fiscal 2001. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

     Cash flows from investing activities primarily reflect the company's capital expenditure strategy. Net cash used for investing activities was $2,706,000 in the three-month period ended September 30, 2001 compared to $16,249,000 in the same period in the prior fiscal year. After several years of aggressive plant capacity expansion, including the Myerstown, Pennsylvania roofing plant, capital expenditures in fiscal 2002 are currently planned to be about $13,000,000, most of which relates to improving productivity at existing plants and extending production capacity for new products.

     Cash flows from financing activities generally reflect changes in the company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash used for financing activities was $24,207,000 the first three months of fiscal 2002 compared to $11,636,000 provided by financing activities for the same period in fiscal 2001. The fiscal 2002 amount includes a $23,300,000 reduction in long-term debt compared to net long-term borrowings of $14,000,000 in the comparable prior year period. Long-term debt represented 37.4% of the $267,029,000 of invested capital (long-term debt plus shareholders' equity) at September 30, 2001.

     In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the aggregate purchase of up to an additional $10,000,000 of common stock. As of September 30, 2001, 600,590 shares with cumulative cost of $9,366,000 had been repurchased from time to time under these authorizations.

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

FORWARD-LOOKING STATEMENTS

     In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis of financial condition and results of operations contain "forward-looking statements" that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "outlook," "believe," "estimate," "plan," "project," "expect," "anticipate," "predict," "could," "should," "may," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, actual results could differ materially from those discussed here. Such risks and uncertainties include, but are not limited to, the following:

     1. The company's building products business is substantially non-cyclical, but can be affected by weather, the availability of financing and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the company's products, lower prices received or reduced utilization of plant facilities. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

     2. In the building products business, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Historically, the company has been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should the company be unable to recover higher raw material, energy and/or transportation costs from price increases of its products, operating results could be adversely affected and/or lower than projected.

     3. The company has been involved in a significant expansion plan over the past several years, including the construction of new facilities. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new plant facilities. If such progress is slower than anticipated, or if demand for products produced at new plants does not meet current expectations, operating results could be adversely affected.

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

     9. Each of the company's businesses is actively involved in the development of new products, processes and services which are expected to contribute to the company's ongoing long-term growth and earnings. If such development activities are not successful, market demand is less than expected, or the company cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports of Form 8-K

     (a)  Exhibits:

          Exhibit (10.5): Separation and Consulting Agreement between Elcor
                          Corporation and Richard J. Rosebery.

     (b) The registrant filed three reports on Form 8-K during the quarter ended September 30, 2001. The registrant filed Forms 8-K on August 14, 2001 and September 21, 2001 relating to press releases containing "forward-looking statements" about its prospects for the future and certain other information concerning the company's disclosures under Regulation F-D, and a Form 8-K on September 27, 2001 relating to certain management changes.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ELCOR CORPORATION

DATE: November 7, 2001                 /s/ Harold R. Beattie, Jr.
      -----------------------------    -----------------------------------------
                                       Harold R. Beattie, Jr.
                                       Vice President, Chief Financial Officer
                                       and Treasurer

                                       /s/ Leonard R. Harral
                                       -----------------------------------------
                                       Leonard R. Harral
                                       Vice President and Chief
                                       Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

 10.5            Separation and Consulting Agreement between Elcor Corporation and Richard J. Rosebery.