Form 10-Q
period 2001-12-31
ELCOR CORP
filed 2002-02-13
CIK 32017

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


For Quarter Ended December 31, 2001                Commission File Number 1-5341
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

         As of close of business on February 4, 2002, Registrant had outstanding 19,362,956 shares of Common Stock, Par Value $1 per Share.

                       Elcor Corporation and Subsidiaries

                                 Form 10-Q Index

                                                                                            Page
                                                                                            ----
Part I.  FINANCIAL INFORMATION (unaudited)

     Item 1.  Financial Statements

               Consolidated Balance Sheets as of
               December 31, 2001 and June 30, 2001                                             1
               Consolidated Statements of Operations for the Three Months and
               Six Months Ended December 31, 2001 and 2000                                     2
               Consolidated Statements of Cash Flows for the Six Months Ended
               December 31, 2001 and 2000                                                      3
               Notes to Consolidated Financial Statements                                    4-7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    8-14

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     14

Part II.  OTHER INFORMATION
     Item 4.   Submission of Matters to a Vote of Security Holders                            15
     Item 6.   Exhibits and Reports on Form 8-K                                               16

SIGNATURES                                                                                    17

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited, $ in thousands)

                                                                       December 31,     June 30,
ASSETS                                                                     2001           2001
                                                                       ------------    ---------
CURRENT ASSETS
Cash and cash equivalents                                              $        179    $     128
Trade receivables, less allowance of $719 and $985                           59,168       73,660
Inventories -
         Finished goods                                                      36,870       39,783
         Work-in-process                                                        539          411
         Raw materials                                                       10,036       10,822
                                                                       ------------    ---------
                  Total inventories                                          47,445       51,016
                                                                       ------------    ---------

Prepaid expenses and other                                                    9,367        8,487
Deferred income taxes                                                         4,070        3,977
                                                                       ------------    ---------
                  Total current assets                                      120,229      137,268
                                                                       ------------    ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                      321,854      316,865
         Less - accumulated depreciation                                   (105,767)     (96,829)
                                                                       ------------    ---------
                  Property, plant and equipment, net                        216,087      220,036
                                                                       ------------    ---------

OTHER ASSETS                                                                  2,418        2,744
                                                                       ------------    ---------
                                                                       $    338,734    $ 360,048
                                                                       ============    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                       $     39,828    $  37,159
Accrued liabilities                                                          11,763       10,875
                                                                       ------------    ---------
                  Total current liabilities                                  51,591       48,034
                                                                       ------------    ---------

LONG-TERM DEBT                                                               84,000      123,300
DEFERRED INCOME TAXES                                                        32,878       26,612

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                                                19,988       19,988
         Paid-in-capital                                                     58,284       58,368
         Retained earnings                                                  103,345       95,552
                                                                       ------------    ---------
                                                                            181,617      173,908
         Less - Treasury stock (728,529 and 758,609 shares, at cost)        (11,352)     (11,806)
                                                                       ------------    ---------
                  Total shareholders' equity                                170,265      162,102
                                                                       ------------    ---------
                                                                       $    338,734    $ 360,048
                                                                       ============    =========


See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                   Three Months Ended      Six Months Ended
                                                      December 31,           December 31,
                                                   -------------------   -------------------
                                                     2001       2000       2001       2000
                                                   --------   --------   --------   --------
SALES                                              $113,128   $ 81,073   $256,347   $182,288
                                                   --------   --------   --------   --------

COST AND EXPENSES
        Cost of sales                                90,107     66,278    206,611    147,711
        Selling, general and administrative          15,421     12,548     30,461     23,987
                                                   --------   --------   --------   --------
INCOME FROM OPERATIONS                                7,600      2,247     19,275     10,590
                                                   --------   --------   --------   --------

OTHER EXPENSE
        Interest expense, net                         1,337        623      3,617      1,128
                                                   --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                            6,263      1,624     15,658      9,462
        Provision for income taxes                    2,374        619      5,935      3,513
                                                   --------   --------   --------   --------
NET INCOME                                         $  3,889   $  1,005   $  9,723   $  5,949
                                                   ========   ========   ========   ========

NET INCOME PER SHARE-BASIC                         $    .20   $    .05   $    .51   $    .31
                                                   ========   ========   ========   ========

NET INCOME PER SHARE-DILUTED                       $    .20   $    .05   $    .50   $    .30
                                                   ========   ========   ========   ========

DIVIDENDS PER COMMON SHARE                         $    .05   $    .05   $    .10   $    .10
                                                   ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                             Six Months Ended
                                                                               December 31,
                                                                         ------------------------
                                                                            2001          2000
                                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                      $    9,723    $    5,949
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                               8,977         6,699
                  Deferred income taxes                                       6,173         1,276
                  Changes in assets and liabilities:
                     Trade receivables                                       14,492        23,283
                     Inventories                                              3,571       (17,239)
                     Prepaid expenses and other                                (880)          185
                     Accounts payable and accrued liabilities                 3,557        (5,059)
                                                                         ----------    ----------

                  Net cash provided by operating activities                  45,613        15,094
                                                                         ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                          (4,989)      (26,048)
         Other                                                                  287           147
                                                                         ----------    ----------

                  Net cash used for investing activities                     (4,702)      (25,901)
                                                                         ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings (repayments), net                             (39,300)       16,700
         Dividends on common stock                                           (1,931)       (1,936)
         Treasury stock transactions and other, net                             371        (5,198)
                                                                         ----------    ----------

                  Net cash provided by (used for) financing activities      (40,860)        9,566
                                                                         ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             51        (1,241)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  128         4,702
                                                                         ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      179    $    3,461
                                                                         ==========    ==========

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 2001 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ending December 31, 2001 and 2000, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

2. In accordance with the requirements of FASB SFAS No. 131, the company is segregated into the following segments: Building Products, Electronics Manufacturing Services and Industrial Products. The Building Products segment consists of the various operating subsidiaries of Elk Corporation of Dallas (collectively Elk). These companies manufacture and sell premium laminated fiberglass asphalt shingles and accessory roofing products, together with coated and non-coated performance nonwoven fabrics used in manufacturing asphalt roofing products and various industrial applications. This segment was previously identified as Roofing Products. The name change to Building Products reflects the anticipated increase in importance of performance nonwoven fabrics to future operations as the company exploits market opportunities for such products outside its traditional roofing market.

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

Financial information by company segment is summarized as follows:

                                             (In thousands)              (In thousands)
                                            Three Months Ended          Six Months Ended
                                               December 31,                December 31,
                                         ------------------------    ------------------------
                                            2001          2000          2001          2000
                                         ----------    ----------    ----------    ----------
SALES
Building products                        $   96,964    $   69,076    $  227,989    $  159,308
Electronics manufacturing services           12,626         8,347        21,212        16,736
Industrial products                           3,538         3,621         7,146         6,185
Corporate and eliminations                       --            29            --            59
                                         ----------    ----------    ----------    ----------
                                         $  113,128    $   81,073    $  256,347    $  182,288
                                         ==========    ==========    ==========    ==========

OPERATING PROFIT (LOSS)
Building products                        $    9,672    $    3,363    $   24,297    $   14,362
Electronics manufacturing services              504           919            55         1,616
Industrial products                             569           297         1,111          (948)
Corporate and other                          (3,145)       (2,332)       (6,188)       (4,440)
                                         ----------    ----------    ----------    ----------
                                              7,600         2,247        19,275        10,590
Interest expense, net                        (1,337)         (623)       (3,617)       (1,128)
                                         ----------    ----------    ----------    ----------
Income before income taxes               $    6,263    $    1,624    $   15,658    $    9,462
                                         ==========    ==========    ==========    ==========

IDENTIFIABLE ASSETS
Building products                        $  277,478    $  273,872    $  277,478    $  273,872
Electronics manufacturing services           30,507        31,303        30,507        31,303
Industrial products                           9,995         9,742         9,995         9,742
Corporate                                    20,754        19,504        20,754        19,504
                                         ----------    ----------    ----------    ----------
                                         $  338,734    $  334,421    $  338,734    $  334,421
                                         ==========    ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION
Building products                        $    3,193    $    2,203    $    6,573    $    4,396
Electronics manufacturing services              384           330           770           790
Industrial products                             150            65           295           150
Corporate                                       670           682         1,339         1,363
                                         ----------    ----------    ----------    ----------
                                         $    4,397    $    3,280    $    8,977    $    6,699
                                         ==========    ==========    ==========    ==========
CAPITAL EXPENDITURES
Building products                        $    1,649    $    8,490    $    3,942    $   22,232
Electronics manufacturing services               73         1,109            84         3,339
Industrial products                             389           118           836           370
Corporate                                        56            33           127           107
                                         ----------    ----------    ----------    ----------
                                         $    2,167    $    9,750    $    4,989    $   26,048
                                         ==========    ==========    ==========    ==========

3. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                           (In thousands)        (In thousands)
                                         Three Months Ended     Six Months Ended
                                             December 31,          December 31,
                                         -------------------   -------------------
                                           2001       2000       2001       2000
                                         --------   --------   --------   --------
Net income                               $  3,889   $  1,005   $  9,723   $  5,949
                                         ========   ========   ========   ========

Denominator for basic earnings
per share - weighted average
shares outstanding                         19,245     19,317     19,237     19,420

Effect of dilutive securities:
Employee stock options                        404        121        319        177
                                         --------   --------   --------   --------

Denominator for dilutive earnings
per share - adjusted weighted
average shares and assumed
issuance of shares purchased
under incentive stock option plan
using the treasury stock method            19,649     19,438     19,556     19,597
                                         ========   ========   ========   ========

Basic earnings per share                 $    .20   $    .05   $    .51   $    .31
                                         ========   ========   ========   ========

Diluted earnings per share               $    .20   $    .05   $    .50   $    .30
                                         ========   ========   ========   ========

4. According to the terms of the company's $175,000,000 revolving credit facility, the company is required to pledge as collateral certain trade receivables and inventories if the company's leverage ratio, as defined, exceeds an applicable threshold at each quarter end. At June 30, 2001, the company's leverage ratio exceeded the applicable threshold and the lien was triggered. The lien on trade receivables and inventory is released if the leverage ratio is less than the applicable threshold for two consecutive quarters end. At both September 30, 2001 and December 31, 2001, the company's leverage ratio was below the applicable threshold. Therefore, the company's lenders are required to release their lien.

5. In the fourth quarter of fiscal 2001, the company conformed its shipping and handling costs to Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Accordingly, freight costs for prior reporting periods have been reclassified to cost of goods sold. Previously, freight costs were classified as a reduction of sales.

6. In January 2002, the company reached a settlement relating to a dispute with a vendor. The company will record pretax income of approximately $5,900,000 (which primarily represents reimbursement of costs previously incurred by the company) in the third quarter of fiscal 2002.

7. In January 2002, the company's Cybershield subsidiary announced the consolidation of its operations. Accordingly, the Canton, Georgia facility will be closed, and certain employees and manufacturing equipment transferred to Cybershield's Lufkin, Texas facility. The estimated costs of consolidation is currently projected to be between $5,000,000 and $6,000,000, including approximately $1,800,000 of cash costs. Most of the consolidation costs will be recorded to expense during the third quarter of fiscal 2002.

8. In November 2001, the company adopted an Energy Risk Management Policy and an Energy Committee was appointed to develop strategies to manage the company's risks of adverse changes in the energy markets. The company has entered into hedge transactions to set the price relating to approximately 50% of its anticipated use of natural gas not subject to fixed rate contracts through October 2002. This hedge will be accounted for under the provisions of Financial Accounting Standards
         (SFAS) No. 138, an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" beginning in the third quarter of fiscal 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2000.

     During the three-month period ended December 31, 2001, sales increased 40% to $113,128,000 compared to $81,073,000 in the same period in the prior fiscal year. Net income increased 287% to $3,889,000 in the current year quarter compared to $1,005,000 in the second quarter of fiscal 2001. Most of the increase in both sales and income in the current year period is attributable to Building Products segment.

     Consolidated operating income of $7,600,000 in the three months ended December 31, 2001 was 238% higher than $2,247,000 in the same three-month period last year. As a percentage of sales, operating income was 6.7% during the seasonally slower second quarter of fiscal 2002 compared to 2.8% during the second quarter in the prior year. Selling, general and administrative (SG&A) costs in the quarter ended December 31, 2001 were significantly higher than in the same prior year quarter, due primarily to overall higher sales levels and increased selling expenses related to new products. As a percentage of sales, SG&A costs were 13.6% in the second quarter of fiscal 2002 compared to 15.5% in the same quarter last year.

     Interest expense was $1,337,000 in the second quarter of fiscal 2002 compared to $623,000 in the same prior year period. However, in the first quarter of fiscal 2001, the company capitalized $1,419,000 of interest related to the construction of the Myerstown, Pennsylvania shingle plant and other major projects. No interest costs were capitalized in the current year period. The average interest rate paid on indebtedness for the three months ended December 31, 2001 was 5.1%, compared to 7.4% in the same three-month period in the prior year.

Results of Business Segments

     Sales in the Building Products segment increased 40% to $96,964,000 for the three months ended December 31, 2001 compared to $69,076,000 in the same prior year period. Sales growth in the second quarter of fiscal 2002 was primarily the result of overall strong demand in the premium laminated asphalt shingle market, continued enthusiastic customer response to the product enhancements of Elk's "A Whole Different Animal(TM)" campaign, and Elk's success in penetrating markets served by its new Myerstown, Pennsylvania roofing plant. Relatively mild weather across much of the United States during the current year quarter further benefited year-over-year unit shipment comparisons. In the second quarter last year, early severe winter weather adversely affected shipments.

     Operating income for the Building Products segment nearly tripled to $9,672,000 in the three months ended December 31, 2001 from $3,363,000 for the three months ended December 31, 2000. Increased shipments in the current year quarter was the primary reason for much higher operating income. Profitability was further enhanced by an approximate 4% year-over-year increase in product prices in the second quarter of fiscal 2002 compared to the same prior year quarter. Continuing excellent performance from the new Myerstown, Pennsylvania roofing plant permitted Elk to take full advantage of increased demand. Significantly improved manufacturing efficiency at the Myerstown plant, together with higher product prices and lower unit raw material costs, permitted operating profit growth to significantly exceed sales growth during the quarter ended December 31, 2001 compared to the same quarter in fiscal 2001. During the second quarter of fiscal 2002, asphalt costs averaged about $29 per ton less than in the same quarter last year. Management believes that if industry demand is not adversely effected by the current economic recession, Elk is well positioned to leverage its expanded manufacturing capacity and declining raw material costs into continuing strong earnings momentum for the remainder of fiscal 2002.

     Sales for the Electronics Manufacturing Services segment increased 51% to $12,626,000 in the three-month period ended December 31, 2001 compared to $8,347,000 in the same prior year quarter. Sales during the current year period contained a significantly higher proportion of purchased parts than the same quarter last year. Excluding purchased parts, value-added sales increased 20%. Despite increased sales, operating income of $504,000 in the quarter ended December 31, 2001 was below $919,000 operating profit in the same quarter last year. Cybershield experienced inefficient manufacturing and excess material scrap as a result of its continuing ramp of new handset components. Higher manufacturing costs and a relatively less profitable product mix resulted in lower operating profit. During the current year quarter, many cellular handset customers sharply reduced their previously targeted order levels. As further described in the "Nonrecurring Items" section on page 11 of this Form 10-Q, Cybershield will close its manufacturing facility located in Canton, Georgia and consolidate all activities of the Canton plant into its Lufkin, Texas manufacturing facility in the third quarter of fiscal 2002.

     Sales for the Industrial Products segment of $3,538,000 in the quarter ended December 31, 2001 were 2% lower than $3,621,000 in the same prior year quarter. Chromium experienced lower comparative unit volumes during the current year quarter as railroads deferred maintenance expenditures in a weakened economic environment. Ortloff's sales in the current year quarter exceeded sales in the same prior year quarter as a result of a higher level of licensing and consulting fees generated from international gas processing projects. Operating income of $569,000 in the three-month period ended December 31, 2001 compared to $297,000 in the same three-month period last year. Despite lower sales, cost reductions resulting from Chromium's consolidation last year enabled it to remain profitable in the current year quarter. Sales levels at Chromium are currently expected to remain under pressure until such time as the railroads resume normal maintenance spending in response to an improving economy. However, Chromium's lower expense structure and improved manufacturing efficiency should permit it to remain profitable through this period of economic slowness. Ortloff's improved profitability was primarily the result of the aforementioned higher sales level. Ortloff is expected to continue to register a relatively strong performance for the remainder of fiscal 2002.

CHANGES IN THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2000.

Overall Performances

     During the six-month period ended December 31, 2001, sales increased 41% to $256,347,000 compared to $182,288,000 for the same period in the prior fiscal year. Net income increased 63% to $9,723,000 in the first six months of fiscal 2002 compared to $5,949,000 in the same period last year. Each of the three business segments achieved higher sales in the current year period compared to the same period last year. The Building Products and Industrial segments each reported increased operating income for the six months ended December 31, 2001 compared to the same period last year. Despite higher sales, the Electronics Manufacturing Services segment recorded lower operating income in the first half of fiscal 2002 compared to the same prior year period.

     Consolidated operating income of $19,275,000 in the first six months of fiscal 2002 was 82% higher than $10,590,000 in the same period last year. As a percentage of sales, operating income was 7.5% during the six-month period ended December 31, 2001 compared to 5.8% in the same six-month period last year. Selling, general and administrative costs in the first half of fiscal 2002 were significantly higher than in the first half of fiscal 2001. The SG&A increase was primarily due to higher selling expenses related to new product introductions and overall higher sales levels. However, as a percentage of sales, SG&A costs were only 11.9% in the first half of fiscal 2002 compared to 13.2% in the same period last year.

     Interest expense was $3,617,000 in the first half of fiscal 2002 compared to $1,128,000 in the same prior year period. However, in the first half of the prior fiscal year, the company capitalized $2,667,000 of interest related to the construction of the Myerstown, Pennsylvania shingle plant and other major projects. No interest costs have been capitalized in the current fiscal year. The average interest rate paid on indebtedness for the six months ended December 31, 2001 was 5.3% compared to 7.3% in the same six-month period in the prior year.

Results of Business Segments

     Sales in the Building Products segment increased 43% to $227,989,000 for the six months ended December 31, 2001 compared to $159,308,000 in the same prior year period. The significant increase in sales reflected a sharp rebound in shipments of premium laminated asphalt shingles that began in the fourth quarter of the prior fiscal year and continued throughout the first half of fiscal 2002. Highly successful new products and warranty initiatives and a favorable inventory position, combined with relatively mild weather this year contributed to sharply higher sales for this business segment. Building Products sales further benefited from Elk's success in penetrating markets served by its new Myerstown, Pennsylvania roofing plant, which met its performance test level of operations in the fourth quarter of fiscal 2001. In the first half of the prior year, shipments of laminated shingles were adversely affected by weak economic conditions and unusually harsh winter weather conditions.

     Operating income for the Building Products segment increased 69% to $24,297,000 in the six months ended December 31, 2001 compared to $14,362,000 for the six months ended December 31, 2000. The increase in operating income is primarily the result of a significant increase in shipments of premium laminated fiberglass shingles and performance nonwoven fabrics. Increased product sales more than offset higher marketing costs and depreciation relating to the new Myerstown, Pennsylvania roofing plant. The Myerstown roofing plant has been profitable in each month of the current fiscal year. Average selling prices in the first half of fiscal 2002 were slightly higher than in the same period last year. Current year operating profit further benefited from lower raw material costs, primarily asphalt.

     Sales for the Electronics Manufacturing Services segment increased 27% to $21,212,000 in the first half of fiscal 2002 compared to $16,736,000 in the same period in the prior fiscal year. Cybershield's unit volumes declined, but average unit selling prices were much higher, primarily as a result of an increased sales mix of units containing purchased plastic parts. Excluding purchased parts, value-added sales were about the same in the first half of fiscal 2002 and in the first half of fiscal 2001. Despite increased sales, the Electronics Manufacturing Services segment reported $55,000 of operating income in the six-month period ended December 31, 2001 compared to $1,616,000 in the same six-month period last year. The deterioration in operating results reflects lower unit volumes and related margins, costs associated with the ramp of several new handset components and production start-up inefficiencies during the first half of fiscal 2002.

     Sales for the Industrial Products segment increased 16% in the first half of fiscal 2002 to $7,146,000 from $6,185,000 in the same period last year. Operating income of $1,111,000 in the six-month period ended December 31, 2001 compared to a $948,000 operating loss in the first half last year. Most of the prior year operating loss was the result of consolidation of manufacturing operations and initial production of products new to Chromium's Cleveland, Ohio plant. Sales for Chromium were lower in the first six months of fiscal 2002 compared to the prior year due to lower unit volumes as the railroads deferred maintenance expenditures in a weakening economy. Nevertheless, Chromium was able to maintain profitability in the first half of fiscal 2002 due to cost reductions. Ortloff sales and operating income were both higher in the first six months of fiscal 2002 compared to the prior year period due primarily to a higher level of licensing and consulting fees from international gas processing projects, including projects in Argentina, Indonesia and Thailand.

NONRECURRING ITEMS

     In January 2002, the company reached a settlement relating to a dispute with a vendor. The Building Products segment will reflect pretax income of approximately $5,900,000 (which primarily represents reimbursement of costs previously incurred by the company) in the third quarter of fiscal 2002.

     In January 2002, the company's Cybershield subsidiary announced the consolidation of its operations. Accordingly, the Canton, Georgia facility will be closed, and certain employees and manufacturing equipment transferred to Cybershield's Lufkin, Texas facility. The estimated costs of consolidation is currently projected to be between $5,000,000 and $6,000,000 including approximately $1,800,000 of cash costs. Most of the consolidation costs will be recorded to expense during the third quarter of fiscal 2002. The closure of the Canton manufacturing facility is expected to reduce Cybershield's fixed costs by approximately $2.4 million per year.

FINANCIAL CONDITION

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. During the first six months of fiscal 2002, the company generated operating cash flows of $45,613,000 compared to $15,094,000 for the first six months in the prior fiscal year. Cash flows from higher net income, deferred taxes, depreciation and amortization were enhanced by a $20,647,000 decrease in working capital (excluding cash and cash equivalents) since June 30, 2001. The increase in depreciation and amortization was primarily attributable to the Myerstown, Pennsylvania roofing being in service in the current fiscal year.

     The decrease in working capital requirements primarily related to seasonal reductions in trade receivables and finished goods inventories of premium laminated fiberglass shingles, combined with higher current liabilities. The current ratio at December 31, 2001 was 2.3 to 1 compared to 2.9 to 1 at the end of fiscal 2001.

     Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months. The second fiscal quarter typically represents the seasonal low point of the company's borrowings. Borrowings are expected to increase by $30,000,000 to $35,000,000 during the third quarter of fiscal 2002 as a result of normal seasonal increases in working capital.

     Cash flows from investing activities primarily reflect the company's capital expenditure strategy. Net cash used for investing activities was $4,702,000 in the six-month period ended December 31, 2001 compared to $25,901,000 in the same period in the prior fiscal year. After several years of aggressive plant capacity expansion, including the Myerstown, Pennsylvania roofing plant, capital expenditures in fiscal 2002 are currently planned to be in the range of $10,000,000 to $13,000,000, most of which relates to improving productivity at existing plants and extending production capacity for new products.

     Cash flows from financing activities generally reflect changes in the company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash used for financing activities was $40,860,000 the first six months of fiscal 2002 compared to $9,566,000 provided by financing activities for the same period in fiscal 2001. The fiscal 2002 amount includes a $39,300,000 reduction in long-term debt compared to net long-term borrowings of $16,700,000 in the comparable prior year period. Long-term debt represented 33% of the $254,265,000 of invested capital (long-term debt plus shareholders' equity) at December 31, 2001. The company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

     In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the aggregate purchase of up to an additional $10,000,000 of common stock. As of December 31, 2001, 600,590 shares with cumulative cost of $9,366,000 had been repurchased from time to time under these authorizations.

     The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Although the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or results of operations by reason of environmental laws and regulations, such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's manufacturing operations utilize hazardous materials in their production processes. As a result, the company incurs costs for remediation activities off-site and at its facilities from time to time. The company establishes and maintains reserves for such remediation activities, when appropriate. Current reserves established for known or probable remediation activities are not material to the company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis of financial condition and results of operations contain "forward-looking statements" that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "outlook," "believe," "estimate," "plan," "project," "expect," "anticipate," "predict," "could," "should," "may," "hope," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, actual results could differ materially from those discussed here. Such risks and uncertainties include, but are not limited to, the following:

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

         3. The company has been involved in a significant expansion plan over the past several years, including the construction of new facilities and the expansion of existing facilities. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new and expanded plant facilities. If such progress is slower than anticipated, or if demand for products produced at new or expanded plants does not meet current expectations, operating results could be adversely affected.

         4. Certain facilities of the company's manufacturing subsidiaries must utilize hazardous materials in their production process. As a result, the company could incur costs for remediation activities at its facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

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

         7. Each of the company's businesses, especially Cybershield's business, is subject to the risks of technological changes that could affect the demand for or the relative cost of the company's technology, products and services, or the method and profitability of the method of distribution or delivery of such technology, products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly.

         8. Although the company insures itself against physical loss to its manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds or explosions, operating results could be adversely affected if any of its manufacturing facilities became inoperable for an extended period of time due to such events.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         The company is subject to market risk from changes in interest rates on its outstanding debt, which has a variable interest rate. Based on the company's outstanding debt at December 31, 2001, the company's interest costs would increase or decrease $840,000 for each theoretical 1% increase or decrease in the company's borrowing rates. The company's exposure to market risk from changes in foreign currency risk is not material.

         In November 2001, the company adopted an Energy Risk Management Policy and an Energy Committee was appointed to develop strategies to manage the company's risks of adverse changes in the energy markets. The company has entered into hedge transactions to set the price relating to approximately 50% of its anticipated use of natural gas not subject to fixed rate contracts through October 2002. This hedge will be accounted for under the provision of Financial Accounting Standards (SFAS) No. 138, an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" beginning in the third quarter of fiscal 2002.

PART II.  OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders

         (a) The company's Annual Meeting of Shareholders was held on October 23, 2001 for the purpose of electing three directors and ratifying the appointment of the company's independent auditors.

         (b)      Directors Elected

                                                               NUMBER OF VOTES
                                                               ----------------
                                                              FOR        AGAINST
                                                              ---        -------
                 Harold K. Work                           15,875,836   1,880,149
                 James E. Hall                            17,748,607       7,378
                 Michael L. McMahan                       17,746,857       9,128

                 Other Directors Whose Term Continued After the Meeting:

                 Thomas D. Karol
                 Dale V. Kesler
                 David W. Quinn

                 Effective October 23, 2001, Mr. Richard J. Rosebery retired from the Board of Directors. In December 2001, Mr. Richard A. Nowak, Executive Vice President of Elcor Corporation, was proposed by the newly created Corporate Governance Committee and elected to a position on the Board by the company's Board of Directors.

        (c) Other matters voted upon at the meeting and the number of affirmative votes, negative votes and abstentions.

                                                                 NUMBER OF VOTES
                                                  --------------------------------------------
                                                  AFFIRMATIVE       AGAINST        ABSTENTIONS
                                                  -----------       -------        -----------
                 Ratification of Arthur            17,740,853        47,412            276,374
                 Andersen LLP as
                 independent auditors of
                 the company for the fiscal
                 year ending June 30, 2002

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b) The registrant filed two reports on Form 8-K during the quarter ended December 31, 2001. The registrant filed a Form 8-K on September 21, 2001 relating to press releases containing "forward-looking statements" about its prospects for the future and certain other information concerning the company's disclosures under Regulation F-D, and a Form 8-K on September 27, 2001 announcing certain management changes.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ELCOR CORPORATION



DATE:  February 13, 2002             /s/ Harold R. Beattie, Jr.
       ------------------------      -------------------------------------------
                                     Harold R. Beattie, Jr.
                                     Vice President, Chief Financial Officer
                                     and Treasurer

                                     /s/ Leonard R. Harral
                                     -------------------------------------------

                                     Leonard R. Harral
                                     Vice President and Chief
                                     Accounting Officer