Form 10-Q
period 2002-03-31
ELCOR CORP
filed 2002-05-01
CIK 32017

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


For Quarter Ended March 31, 2002                   Commission File Number 1-5341
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

         As of close of business on April 26, 2002, Registrant had outstanding 19,385,390 shares of Common Stock, Par Value $1 per Share.

                       ELCOR CORPORATION AND SUBSIDIARIES

                                 FORM 10-Q INDEX


                                                                                                         Page
                                                                                                         ----

Part I.  FINANCIAL INFORMATION (unaudited)

     Item 1.  Financial Statements

               Consolidated Balance Sheets as of
                   March 31, 2002 and June 30, 2001                                                         1
               Consolidated Statements of Operations for the Three Months and
                   Nine Months Ended March 31, 2002 and 2001                                                2
               Consolidated Statements of Cash Flows for the Nine Months Ended
                   March 31, 2002 and 2001                                                                  3
               Notes to Consolidated Financial Statements                                                 4-7

     Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                             8-14

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                  15

Part II.  OTHER INFORMATION

     Item 5.   Other Information                                                                           16

     Item 6.   Exhibits and Reports on Form 8-K                                                            16

SIGNATURES                                                                                                 17

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELCOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited, $ in thousands)

                                                                                    March 31,         June 30,
ASSETS                                                                                2002              2001
                                                                                  ------------      ------------
CURRENT ASSETS
Cash and cash equivalents                                                         $         35      $        128
Trade receivables, less allowance of $775 and $985                                      93,065            73,660
Inventories -
         Finished goods                                                                 32,344            39,783
         Work-in-process                                                                   595               411
         Raw materials                                                                   9,162            10,822
                                                                                  ------------      ------------
                  Total inventories                                                     42,101            51,016
                                                                                  ------------      ------------

Prepaid expenses and other                                                               9,423             8,487
Deferred income taxes                                                                    4,283             3,977
                                                                                  ------------      ------------
                  Total current assets                                                 148,907           137,268
                                                                                  ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                                 317,729           316,865
         Less - accumulated depreciation                                              (109,794)          (96,829)
                                                                                  ------------      ------------
                  Property, plant and equipment, net                                   207,935           220,036
                                                                                  ------------      ------------

OTHER ASSETS                                                                             5,660             2,744
                                                                                  ------------      ------------
                                                                                  $    362,502      $    360,048
                                                                                  ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                  $     36,504      $     37,159
Accrued liabilities                                                                     14,296            10,875
                                                                                  ------------      ------------
                  Total current liabilities                                             50,800            48,034
                                                                                  ------------      ------------

LONG-TERM DEBT                                                                         106,000           123,300
DEFERRED INCOME TAXES                                                                   32,002            26,612

SHAREHOLDERS' EQUITY -
         Common stock, $1 par                                                           19,988            19,988
         Paid-in-capital                                                                58,128            58,368
         Accumulated other comprehensive income                                            102                --
         Retained earnings                                                             105,304            95,552
                                                                                  ------------      ------------
                                                                                       183,522           173,908
         Less - Treasury stock (630,040 and 758,609 shares, at cost)                    (9,822)          (11,806)
                                                                                  ------------      ------------
                  Total shareholders' equity                                           173,700           162,102
                                                                                  ------------      ------------
                                                                                  $    362,502      $    360,048
                                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                            Three Months Ended                 Nine Months Ended
                                                                 March 31,                          March 31,
                                                       ------------------------------     ------------------------------
                                                           2002              2001             2002              2001
                                                       ------------      ------------     ------------      ------------

SALES                                                  $    119,175      $     88,458     $    375,522      $    270,746
                                                       ------------      ------------     ------------      ------------

COST AND EXPENSES
        Cost of sales                                        99,845            74,388          306,456           222,099
        Selling, general and administrative                  14,537            11,665           44,998            35,652
        Plant closure costs                                   4,851                --            4,851                --
        Vendor settlement                                    (5,625)               --           (5,625)               --
                                                       ------------      ------------     ------------      ------------
INCOME FROM OPERATIONS                                        5,567             2,405           24,842            12,995
                                                       ------------      ------------     ------------      ------------

OTHER EXPENSE
        Interest expense, net                                   856               903            4,473             2,031
                                                       ------------      ------------     ------------      ------------

INCOME BEFORE INCOME TAXES                                    4,711             1,502           20,369            10,964
        Provision for income taxes                            1,782               565            7,717             4,078
                                                       ------------      ------------     ------------      ------------
NET INCOME                                             $      2,929      $        937     $     12,652      $      6,886
                                                       ============      ============     ============      ============

NET INCOME PER SHARE-BASIC                             $        .15      $        .05     $        .66      $        .36
                                                       ============      ============     ============      ============

NET INCOME PER SHARE-DILUTED                           $        .15      $        .05     $        .65      $        .35
                                                       ============      ============     ============      ============

DIVIDENDS PER COMMON SHARE                             $        .05      $        .05     $        .15      $        .15
                                                       ============      ============     ============      ============

AVERAGE COMMON SHARES OUTSTANDING (000'S)

        BASIC                                                19,358            19,220           19,278            19,353
                                                       ============      ============     ============      ============
        DILUTED                                              19,705            19,389           19,606            19,527
                                                       ============      ============     ============      ============

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                               $     12,652      $      6,886
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization, including
                     $3,546 of impairment in 2002                                       17,007            10,283
                  Deferred income taxes                                                  5,084             1,966
                  Changes in assets and liabilities:
                     Trade receivables                                                 (19,405)            8,379
                     Inventories                                                         8,915           (19,789)
                     Prepaid expenses and other                                           (936)           (3,879)
                     Accounts payable and accrued liabilities                            2,766            (6,276)
                                                                                  ------------      ------------

                  Net cash provided by (used for) operating activities                  26,083            (2,430)
                                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                                     (8,250)          (32,555)
         Other                                                                             530                97
                                                                                  ------------      ------------

                  Net cash used for investing activities                                (7,720)          (32,458)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Long-term borrowings (repayments), net                                        (17,300)           39,400
         Dividends on common stock                                                      (2,900)           (2,897)
         Treasury stock transactions and other, net                                      1,744            (4,873)
                                                                                  ------------      ------------

                  Net cash provided by (used for) financing activities                 (18,456)           31,630
                                                                                  ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (93)           (3,258)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             128             4,702
                                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $         35      $      1,444
                                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                                ELCOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 2001 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States on a consistent basis and does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ending March 31, 2002 and 2001, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

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

Financial information by company segment is summarized as follows:

                                                         (In thousands)                      (In thousands)
                                                       Three Months Ended                  Nine Months Ended
                                                            March 31,                          March 31,
                                                 ------------------------------      ------------------------------
                                                     2002              2001              2002              2001
                                                 ------------      ------------      ------------      ------------
SALES
Building products                                $    111,544      $     78,088      $    339,533      $    237,396
Electronics manufacturing services                      4,072             6,820            25,284            23,556
Industrial products                                     3,559             3,520            10,705             9,705
Corporate and eliminations                                 --                30                --                89
                                                 ------------      ------------      ------------      ------------
                                                 $    119,175      $     88,458      $    375,522      $    270,746
                                                 ============      ============      ============      ============
OPERATING PROFIT (LOSS)
Building products                                $     14,434      $      3,908      $     38,731            18,270
Electronics manufacturing services                     (6,198)              556            (6,143)            2,172
Industrial products                                       320              (171)            1,431            (1,119)
Corporate and other                                    (2,989)           (1,888)           (9,177)           (6,328)
                                                 ------------      ------------      ------------      ------------
                                                        5,567             2,405            24,842            12,995
Interest expense, net                                    (856)             (903)           (4,473)           (2,031)
                                                 ------------      ------------      ------------      ------------
Income before income taxes                       $      4,711      $      1,502      $     20,369      $     10,964
                                                 ============      ============      ============      ============

IDENTIFIABLE ASSETS
Building products                                $    309,015      $    293,886      $    309,015      $    293,886
Electronics manufacturing services                     23,369            32,270            23,369            32,270
Industrial products                                    11,472            10,421            11,472            10,421
Corporate                                              18,646            20,413            18,646            20,413
                                                 ------------      ------------      ------------      ------------
                                                 $    362,502      $    356,990      $    362,502      $    356,990
                                                 ============      ============      ============      ============
DEPRECIATION AND AMORTIZATION
Building products                                $      3,307      $      2,380      $      9,880      $      6,776
Electronics manufacturing services(1)                   3,889               363             4,659             1,153
Industrial products                                       164               148               459               298
Corporate                                                 670               693             2,009             2,056
                                                 ------------      ------------      ------------      ------------
                                                 $      8,030      $      3,584      $     17,007      $     10,283
                                                 ============      ============      ============      ============
CAPITAL EXPENDITURES
Building products                                $      2,663      $      5,904      $      6,605      $     28,136
Electronics manufacturing services                        163               192               247             3,531
Industrial products                                       250               351             1,086               721
Corporate                                                 185                60               312               167
                                                 ------------      ------------      ------------      ------------
                                                 $      3,261      $      6,507      $      8,250      $     32,555
                                                 ============      ============      ============      ============

NOTE:

(1) Includes $3,546 of impairment in the third quarter of fiscal 2002.

3. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                                 (In thousands)                    (In thousands)
                                                               Three Months Ended                Nine Months Ended
                                                                    March 31,                         March 31,
                                                          -----------------------------     -----------------------------
                                                              2002             2001             2002             2001
                                                          ------------     ------------     ------------     ------------

         Net income                                       $      2,929     $        937     $     12,652     $      6,886
                                                          ============     ============     ============     ============

         Denominator for basic earnings
         per share - weighted average
         shares outstanding                                     19,358           19,220           19,278           19,353

         Effect of dilutive securities:
         Stock options                                             347              169              328              174
                                                          ------------     ------------     ------------     ------------

         Denominator for dilutive earnings
         per share - adjusted weighted
         average shares and assumed
         issuance of shares purchased under
         incentive stock option plan
         using the treasury stock method                        19,705           19,389           19,606           19,527
                                                          ============     ============     ============     ============

         Basic earnings per share                         $        .15     $        .05     $        .66     $        .36
                                                          ============     ============     ============     ============

         Diluted earnings per share                       $        .15     $        .05     $        .65     $        .35
                                                          ============     ============     ============     ============

4. According to the terms of the company's $175,000,000 revolving credit facility, the company was required to pledge as collateral certain trade receivables and inventories if the company's leverage ratio exceeded a defined threshold at quarter end. At June 30, 2001, the company's leverage ratio exceeded the threshold, effecting the lien. At September 30, 2001 and December 31, 2001, the company's leverage ratio was below the threshold, and the lien was released. The provisions of the revolving credit facility relating to the pledge of collateral expired upon the release of the lien and the company has no contingent future obligations to pledge collateral.

5. In the fourth quarter of fiscal 2001, the company conformed its shipping and handling costs to Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Accordingly, freight costs for prior reporting periods have been reclassified to cost of goods sold. Previously, freight costs were classified as a reduction of sales.

6. In January 2002, the company reached a cash settlement relating to a dispute with a vendor. The company recorded pretax income of $5,625,000 in the third quarter of fiscal 2002. The cash settlement primarily represented a reimbursement of costs previously recorded to expense as selling, general and administrative costs.

7. In January 2002, the company's Cybershield subsidiary announced the consolidation of its operations. Accordingly, the Georgia facility was closed, and certain employees and manufacturing equipment transferred to Cybershield's Texas facility. In the third quarter of fiscal 2002, the company recorded a nonrecurring charge of $4,851,000, including noncash costs of $3,600,000 (primarily related to the impairment of property, plant and equipment, goodwill and inventories) and other costs of $1,251,000 (primarily related to severance, relocation costs and the settlement of a dispute with a customer concerning certain inventory produced at the Georgia facility for that customer). Cybershield expects to incur approximately $200,000 of additional nonrecurring employee severance, relocation, and equipment moving costs during the quarter ending June 30, 2002.

8. The company's manufacturing operations can be affected by conditions in the energy markets, which may be volatile and subject to adverse change. In November 2001, the company adopted an Energy Risk Management Policy and an Energy Committee was appointed to develop strategies to manage the company's risks of adverse changes in the energy markets. The company has entered into hedge transactions to set the price relating to approximately 50% of its anticipated use of natural gas not subject to fixed rate contracts through October 2002. This derivative is accounted for as a cash flow hedge under the provisions of Financial Accounting Standards (SFAS) No. 138, an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" beginning in the third quarter of fiscal 2002. As of March 31, 2002, the fair value of these derivative items was $102,000, which is included as an "Other Current Asset" on the consolidated balance sheet.

9. Total comprehensive income for the three months and nine months ended March 31, 2002 was as follows:

                                                                   Three Months                      Nine Months
                                                                  Ended March 31                    Ended March 31
                                                          -----------------------------     -----------------------------
                                                              2002             2001             2002             2001
                                                          ------------     ------------     ------------     ------------

         Net income                                       $      2,929     $        937     $     12,652     $      6,886
         Derivative transactions (note 8)                          102               --              102               --
                                                          ------------     ------------     ------------     ------------
         Total comprehensive income                       $      3,031     $        937     $     12,754     $      6,886
                                                          ============     ============     ============     ============

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2001.

Overall Performance

     During the three-month period ended March 31, 2002, sales increased 35% to $119,175,000 compared to $88,458,000 in the same three-month period in the prior fiscal year. Net income increased 213% to $2,929,000 in the current year quarter compared to $937,000 in the third quarter of fiscal 2001. The increase in both sales and income in the current year period is primarily attributable to the Building Products segment.

     Consolidated operating income of $5,567,000 in the three months ended March 31, 2002 was 131% higher than $2,405,000 in the same three-month period last year. Operating income for the current year quarter included two nonrecurring items: (1) a favorable settlement with a vendor resulting in the receipt of $5,625,000, and (2) plant closure costs of $4,851,000. As a percentage of sales, operating income, excluding the aforementioned nonrecurring items, was 4.0% during the seasonally slower third quarter of fiscal 2002 compared to 2.7% during the third quarter in the prior year. Selling, general and administrative (SG&A) costs in the quarter ended March 31, 2002 were significantly higher than in the same prior year quarter, due primarily to overall higher sales levels, increased selling expenses related to new products, higher corporate level expenses from increased incentive compensation directly related to higher earnings, and approximately $500,000 of compensation and retirement expenses related to management succession. As a percentage of sales, SG&A costs were 12.2% in the third quarter of fiscal 2002 compared to 13.2% in the same quarter last year.

     Interest expense was $856,000 in the third quarter of fiscal 2002 compared to $903,000 in the same prior year period. However, in the third quarter of fiscal 2001, the company capitalized $1,298,000 of interest related to the construction of the Myerstown, Pennsylvania shingle plant and other major projects. No interest costs were capitalized in the current year period. The average interest rate paid on indebtedness for the three months ended March 31, 2002 was 3.2%, compared to 6.8% in the same three-month period in the prior year.

Results of Business Segments

     Sales in the Building Products segment increased 43% to $111,544,000 for the three months ended March 31, 2002 compared to $78,088,000 in the same prior year period. Sales growth in the third quarter of fiscal 2002 was driven by a continuation of strong demand for Elk's premium laminated asphalt shingles and significant growth in external shipments of performance nonwoven fabrics. Roofing product prices during the current year quarter averaged about 3% higher than the same quarter in the prior fiscal year.

     Operating income for the Building Products segment more than tripled to $14,434,000 in the three months ended March 31, 2002 from $3,908,000 for the three months ended March 31, 2001. Operating income in the current year quarter included a $5,625,000 favorable vendor settlement. The cash settlement primarily represented a reimbursement of certain general and administrative costs previously incurred by Elk. Excluding this nonrecurring item, operating income increased to $8,809,000, a 125%
increase over the previous year quarter. The significant increase in recurring current year operating income was primarily the result of increased product shipments. Operating profit growth significantly exceeded sales growth in the current year quarter as a result of lower unit raw material costs, primarily asphalt, and lower per unit manufacturing costs. Asphalt costs during the current year quarter averaged about $19 per ton less than in the same quarter last year. Lower unit manufacturing costs resulted from the operation of Elk's roofing plants at about 85% of design capacity during the quarter ended March 31, 2002, compared to an operating rate of about 69% during the year-ago quarter. Elk's new Myerstown, Pennsylvania plant continues to make good progress towards achieving design capacity and efficiency. This plant is expected to be capable of manufacturing all products at 100% of design capacity by June 2002.

     Management is optimistic regarding the calendar 2002 roofing season and believes the company is well positioned to take full advantage of an expected continuation of strong demand in its Building Products segment. As a result of the Middle East conflict, oil prices have recently increased to approach the levels that the company last experienced during the period from March 2001 to September 2001. During that period, asphalt costs ranged from $10 to $20 per ton higher than the company's average asphalt cost during the March 2002 quarter. However, management is cautiously optimistic that the relatively tight supply and demand conditions expected to affect the roofing industry during the remainder of calendar 2002 should permit the recovery of higher asphalt costs through higher product pricing. Elk has announced 5% to 7% price increases that become effective during April and May of 2002 and believes that competitive conditions are favorable for such an increase.

     Sales for the Electronics Manufacturing Services segment decreased 40% to $4,072,000 in the three-month period ended March 31, 2002 compared to $6,820,000 in the same prior year quarter. An operating loss of $6,198,000 in the quarter ended March 31, 2002 compared to a $556,000 operating profit in the same quarter last year. The recurring operating loss for the quarter ended March 31, 2002 was $1,347,000, of which 84% of this amount occurred during the month of January 2002. Sales and operating results were adversely affected by sharply reduced orders from Cybershield's cellular handset customers during the quarter ended March 31, 2002. The fiscal 2002 operating loss includes $4,851,000 of nonrecurring expenses related to the closure of Cybershield's Georgia manufacturing plant. See footnote 7 on page 7 of this Form 10-Q for additional information relating to Cybershield's consolidation of all activities of the Georgia plant into its Texas manufacturing facility. The closure of the Georgia facility is expected to reduce Cybershield's fixed costs by about $2,400,000 per year. Management expects that the lower fixed costs from this plant closure should enable Cybershield to return to profitability with modest increases in volume. However, continued uncertainty in the cellular handset market limits future sales visibility at Cybershield.

     Although Cybershield does not expect to realize any material sales from its exclusive EXACT(TM) precision 3D metallized plastic technology during the remainder of fiscal 2002, management is very optimistic about the market potential for its EXACT technology and its potential to diversify revenue sources among a wider variety of electronics applications. Various applications are currently being evaluated by many leading consumer electronics manufacturers and management is encouraged by their initial responses.

     Sales for the Industrial Products segment of $3,559,000 in the quarter ended March 31, 2002 were slightly higher than $3,520,000 in the same prior year quarter. Chromium continued to experience lower comparative unit volumes during the current year quarter as railroads deferred maintenance expenditures. Ortloff's sales in the current year quarter exceeded sales in the same prior year quarter as a result of a higher level of licensing and consulting fees generated from international gas processing projects.

     Operating income of $320,000 in the three-month period ended March 31, 2002 compared to $171,000 loss in the same three-month period last year. Despite lower sales, cost reductions resulting from Chromium's consolidation last year enabled it to remain profitable in the current year quarter. Sales levels at Chromium are currently expected to remain under pressure until such time as the railroads resume normal maintenance spending in response to an improving economy. However, Chromium's lower expense structure and improved manufacturing efficiency should permit it to remain profitable through this period of industry slowness. Ortloff's improved profitability was primarily the result of the aforementioned higher sales level. Ortloff is expected to continue to register a relatively strong performance for the remainder of fiscal 2002.

CHANGES IN THE NINE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2001.

Overall Performance

     During the nine-month period ended March 31, 2002, sales increased 39% to $375,522,000 compared to $270,746,000 for the same period in the prior fiscal year. Net income increased 84% to $12,652,000 in the first nine months of fiscal 2002 compared to $6,886,000 in the same period last year. Each of the three business segments achieved higher sales in the current year period compared to the same period last year. The Building Products and Industrial segments each reported increased operating income for the nine months ended March 31, 2002 compared to the same period last year. Despite higher sales, the Electronics Manufacturing Services segment recorded an operating loss in the first nine months of fiscal 2002 compared to profitable operations for the same prior year period.

     Consolidated operating income of $24,842,000 in the first nine months of fiscal 2002 was 91% higher than $12,995,000 in the same period last year. As a percentage of sales, operating income was 6.6% during the nine-month period ended March 31, 2002 compared to 4.8% in the same nine-month period last year. Selling, general and administrative costs in the first nine months of fiscal 2002 were significantly higher than in the first nine months of fiscal 2001. The SG&A increase was primarily due to higher selling expenses related to new product introductions and overall higher sales levels. However, as a percentage of sales, SG&A costs were 12.0% in the first nine months of fiscal 2002 compared to 13.2% in the same period last year.

     Interest expense was $4,473,000 in the first nine months of fiscal 2002 compared to $2,031,000 in the same prior year period. In the first nine months of the prior fiscal year, the company capitalized $3,965,000 of interest related to the construction of the Myerstown, Pennsylvania shingle plant and other major projects. No interest costs have been capitalized in the current fiscal year. The average interest rate paid on indebtedness for the nine months ended March 31, 2002 was 4.6% compared to 7.1% in the same nine-month period in the prior year.

Results of Business Segments

     Sales in the Building Products segment increased 43% to $339,533,000 for the nine months ended March 31, 2002 compared to $237,396,000 in the same prior year period. The significant increase in sales reflected a sharp rebound in shipments of premium laminated asphalt shingles that began in the fourth quarter of the prior fiscal year and continued throughout the first nine months of fiscal 2002.

Highly successful new products and warranty initiatives and a favorable inventory position, combined with relatively mild weather and lower interest rates this year contributed to sharply higher sales for this business segment. Building Products sales further benefited from Elk's success in penetrating markets served by its new Myerstown, Pennsylvania roofing plant, which met its performance test level of operations in the fourth quarter of fiscal 2001. In the first nine months of the prior year, shipments of laminated shingles were adversely affected by weak economic conditions and harsh winter weather conditions in the Northern United States and heavy winter and spring rains in many other parts of the country.

     Operating income for the Building Products segment increased 112% to $38,731,000 in the nine months ended March 31, 2002 compared to $18,270,000 for the nine months ended March 31, 2001. The increase in operating income is primarily the result of a significant increase in shipments of premium laminated fiberglass shingles and performance nonwoven fabrics. Increased product sales more than offset higher marketing costs and depreciation relating to the new Myerstown, Pennsylvania roofing plant. Average selling prices in the first nine months of fiscal 2002 were slightly higher than in the same period last year. Current year operating income also included a $5,625,000 favorable vendor settlement.

     Sales for the Electronics Manufacturing Services segment increased 7% to $25,284,000 in the first nine months of fiscal 2002 compared to $23,556,000 in the same period in the prior fiscal year. Cybershield's unit volumes declined, but average unit selling prices were higher, primarily as a result of an increased sales mix of units containing purchased plastic parts. Despite increased sales, the Electronics Manufacturing Services segment reported a $6,143,000 operating loss in the nine-month period ended March 31, 2002 compared to $2,172,000 operating income in the same nine-month period last year. The current year operating loss includes $4,851,000 of nonrecurring plant closure costs (see footnote 7 on page 7 of this Form 10-Q). The deterioration in operating results also reflects lower unit volumes and related margins, costs associated with the ramp of several new handset components and production start-up inefficiencies during the early part of fiscal 2002.

     Sales for the Industrial Products segment increased 10% in the first nine months of fiscal 2002 to $10,705,000 from $9,705,000 in the same period last year. Operating income of $1,431,000 in the nine-month period ended March 31, 2002 compared to a $1,119,000 operating loss in the first nine months last year. Most of the prior year operating loss was the result of consolidation of manufacturing operations and initial production of products new to Chromium's Ohio plant. Sales for Chromium were lower in the first nine months of fiscal 2002 compared to the prior year due to lower unit volumes as the railroads deferred maintenance expenditures. Nevertheless, Chromium was able to maintain profitability in the first nine months of fiscal 2002 due to cost reductions. Ortloff sales and operating income were both higher in the first nine months of fiscal 2002 compared to the prior year period due primarily to a higher level of licensing and consulting fees from international gas processing projects.

FINANCIAL CONDITION

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. During the first nine months of fiscal 2002, the company generated operating cash flows of $26,083,000 compared to $2,430,000 used for operating activities for the first nine months in the prior fiscal year. Cash flows from higher net income, deferred income taxes, depreciation and amortization were partially offset by a $8,966,000 seasonal increase in working capital (excluding cash and cash equivalents) since June 30, 2001. The increase in depreciation and amortization was primarily attributable to the Myerstown, Pennsylvania roofing plant being in service in the current fiscal year and impairment of assets at Cybershield's Georgia facility, which was closed in the third quarter of fiscal 2002. The current ratio was 2.9 to 1 at both March 31, 2002 and at the end of fiscal 2001.

     The increase in working capital requirements primarily related to higher trade receivables. Trade receivables increased $19,405,000 at March 31, 2002 compared to June 30, 2001, primarily due to much higher shipment levels in the Building Products segment in the current year. Receivables at March 31, 2002 also include amounts with extended payment terms to certain customers for products shipped during the late winter and early spring months, with most payments generally due during the spring. Lower inventories of premium laminated fiberglass shingles reflect continuing strong demand for such products during the quarter ended March 31, 2002.

     Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

     Cash flows from investing activities primarily reflect the company's capital expenditure strategy. Net cash used for investing activities was $7,720,000 in the nine-month period ended March 31, 2002 compared to $32,458,000 in the same period in the prior fiscal year. After several years of aggressive plant capacity expansion, including the Myerstown, Pennsylvania roofing plant, capital expenditures in fiscal 2002 are currently planned to be in the range of $10,000,000 to $13,000,000, most of which relates to improving productivity at existing plants and extending production capacity for new products.

     Cash flows from financing activities generally reflect changes in the company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash used for financing activities was $18,456,000 the first nine months of fiscal 2002 compared to $31,630,000 provided by financing activities for the same period in fiscal 2001. The fiscal 2002 amount includes a $17,300,000 reduction in long-term debt compared to net long-term borrowings of $39,400,000 in the comparable prior year period. Long-term debt represented 38% of the $279,700,000 of invested capital (long-term debt plus shareholders' equity) at March 31, 2002. The company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

     The company's Board of Directors has authorized the purchase of common stock from time to time on the open market. As of March 31, 2002, the company has repurchase authority of approximately $10,600,000 remaining.

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

5. The company's litigation is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

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

8. Although the company insures itself against physical loss to its manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds, and explosions, operating results could be adversely affected if any of its manufacturing facilities became inoperable for an extended period of time due to such events.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         The company is subject to market risk from changes in interest rates on its outstanding debt, which has a variable interest rate. Based on the company's outstanding debt at March 31, 2002, the company's interest costs would increase or decrease $1,060,000 for each theoretical 1% increase or decrease in the company's borrowing rates. The company's exposure to market risk from changes in foreign currency risk is not material.

         In November 2001, the company adopted an Energy Risk Management Policy and an Energy Committee was appointed to develop strategies to manage the company's risks of adverse changes in the energy markets. The company has entered into hedge transactions to set the price relating to approximately 50% of its anticipated use of natural gas not subject to fixed rate contracts through October 2002. This hedge has been accounted for under the provisions of Financial Accounting Standards (SFAS) No. 138, an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" beginning in the third quarter of fiscal 2002.

PART II. OTHER INFORMATION

ITEM 5: Other Information

         The Board of Directors elected Thomas D. Karol, formerly President and Chief Executive Officer, to succeed Harold K. Work as Chairman of the Board effective with Mr. Work's retirement on March 31, 2002. Mr. Karol will continue to serve as Chief Executive Officer and Mr. Work will continue to serve as a Director.

         Concurrently with Mr. Karol's election, Richard A. Nowak was elected President and Chief Operating Officer. Mr. Nowak was formerly Executive Vice President of the company.

ITEM 6: Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b) The registrant filed one report on Form 8-K during the quarter ended March 31, 2002. The registrant filed a Form 8-K on January 19, 2002 relating to a press release containing "forward-looking statements" about its prospects for the future and certain other information concerning the company's disclosures under Regulation F-D.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ELCOR CORPORATION



DATE:  May 1, 2002                      /s/ Harold R. Beattie, Jr.
      -------------                     ----------------------------------------
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