Form 10-K
period 2002-06-30
ELKCORP
filed 2002-09-26
CIK 32017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED JUNE 30, 2002                COMMISSION FILE NUMBER 1-5341

                                    ELKCORP
             (Exact name of Registrant as specified in its charter)

               DELAWARE                              75-1217920
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)

         14643 DALLAS PARKWAY
    SUITE 1000, WELLINGTON CENTRE
            DALLAS, TEXAS                            75254-8890
   (Address of principal executive                   (Zip Code)
               offices)

       Registrant's telephone number, including area code: (972) 851-0500

          Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                        WHICH REGISTERED
          -------------------                    ------------------------
  Common Stock Par Value $1 Per Share          The New York Stock Exchange
 Rights to Purchase Series A Preferred         The New York Stock Exchange
                  Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
---------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by nonaffiliates as of September 3, 2002, was $293,363,138. This amount is based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 3, 2002. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are "Affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

     As of the close of business on September 3, 2002, the Registrant had 19,461,458 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 29, 2002, are incorporated by reference into certain Items of Part III hereof. Except for those portions specifically incorporated herein by reference, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ELKCORP AND SUBSIDIARIES

                        For The Year Ended June 30, 2002


                                      INDEX


                                                                                                      Page
                                                                                                      ----
PART I.

Item 1.  Business ..................................................................................    1
Item 2.  Properties ................................................................................    8
Item 3.  Legal Proceedings .........................................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders .......................................   10

PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters .....................   13
Item 6.  Selected Financial Data ...................................................................   14
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....   15
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ................................   27
Item 8.  Financial Statements and Supplemental Data ................................................   28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......   54

PART III

Item 10. Directors and Executive Officers of the Company ...........................................   55
Item 11. Executive Compensation ....................................................................   55
Item 12. Security Ownership of Certain Beneficial Owners and Management ............................   55
Item 13. Certain Relationships and Related Transactions ............................................   55
Item 14. Controls and Procedures ...................................................................   55

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K ...........................   56

Signatures .........................................................................................   59

Certifications .....................................................................................   61

                                     PART I

ITEM 1. BUSINESS

         Effective September 1, 2002, the registrant changed its name from Elcor Corporation to ElkCorp (the company) to better identify itself with the Elk brand name. ElkCorp, incorporated in 1965 as a Delaware corporation, is a publicly held corporation headquartered in Dallas, Texas. Shares of the company's common stock are traded on the New York Stock Exchange with the ticker symbol - ELK. The company's primary web site is www.elkcorp.com.

         The company is segregated and managed as two segments: Elk Premium Building Products (Building Products) and Elk Technologies (Other, Technologies).

LINES OF BUSINESS

         BUILDING PRODUCTS

         The company, through Elk Premium Building Products, Inc. and its subsidiaries (collectively Elk), is engaged in the manufacture and sale of premium laminated fiberglass asphalt shingles. Elk also manufactures and sells coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries. Nonwoven fiberglass fabrics are used as a substrate for about 95% of asphalt shingles. The Building Products segment accounted for approximately 91% of consolidated sales of the company in fiscal 2002 and 89% in fiscal years 2001 and 2000.

         Elk's premium laminated fiberglass asphalt shingle manufacturing plants are located in (1) Tuscaloosa, Alabama, (2) Ennis, Texas, (3) Shafter, California and (4) Myerstown, Pennsylvania. In June 2001, the Myerstown, Pennsylvania plant was determined to have met its performance test level of operations and placed in service. This new plant has total laminated shingle capacity of about four million squares annually.

         In August 2002, the company announced its plans to construct a second shingle manufacturing line at its Tuscaloosa, Alabama roofing plant and install certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. The expansion is expected to be completed in fiscal 2004 at a cost of approximately $77,000,000, and will increase company-wide capacity by 27%.

         The major products manufactured at Elk's roofing plants are premium laminated fiberglass asphalt shingles. Six premium roofing products have either a wood-shake or slate-like look: the Prestique(R) Gallery Collection(TM), Prestique Plus High Definition(R), Prestique I High Definition, Prestique High Definition, Raised Profile(TM), and Capstone(R).

                  The Prestique Gallery Collection was introduced in July 2001 featuring colors designed to reflect current trends in home exteriors. In fiscal 2002, Elk also introduced new premium landscape shingles: Domain(R), Domain Winslow(TM) and Domain Ashford(TM) High Definition. These products are designed to complement large-scale homes with bigger roofs.

         Also in fiscal 2002, Elk introduced the Peak Performance(TM) Contractor program to reward top performing contractors for their brand loyalty and quality of service.

         Elk's roofing products are sold by employee sales personnel primarily to roofing wholesale distributors, with delivery being made by contract carrier or by customer vehicles from the manufacturing plants or warehouses. Elk's products are distributed nationwide. The opening of the Myerstown, Pennsylvania plant allowed Elk to become more competitive in the Northeast United States. Premium laminated asphalt shingles, which represent Elk's target market, account for approximately 50% of the residential sloped asphalt shingle roofing market. Over 80% of all asphalt shingles are used in reroofing and remodeling and less than 20% are used in new construction. Approximately 89% of roof replacements are nondiscretionary and result from roof deterioration, age, leaks, or weather damage. Appearance upgrades account for the remaining 11% of roof replacements. For several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by emerging larger national building products distributors. The ten largest Building Products customers typically account for approximately 40% to 50% of annual consolidated sales. One customer, ABC Supply Co., Inc., the largest roofing wholesale distributor in the United States, accounted for 17% of the company's consolidated sales in fiscal 2002, 20% of consolidated sales in fiscal 2001, and 17% of consolidated sales in fiscal 2000.

         The following table summarizes limited product warranty and limited wind warranty for each product. Special application techniques are required for limited wind warranties of up to 90 miles per hour (mph) and higher.

Product                                                     Limited Warranty              Limited Wind Warranty
-------                                                     ----------------              ---------------------

Domain Winslow                                                  50 years                      up to 110 mph
Domain Ashford High Definition                                  50 years                      up to 110 mph
Prestique Gallery Collection                                    50 years                      up to 110 mph
Prestique Plus High Definition                                  50 years                      up to 110 mph
Capstone                                                        40 years                      up to 110 mph
Prestique I High Definition                                     40 years                       up to 90 mph
Prestique High Definition                                       30 years                          80 mph
Raised Profile                                                  30 years                          70 mph

         Elk also manufactures starter-strip products and the following premium fiberglass asphalt hip and ridge products: Seal-a-Ridge(R), Z(R) and RidgeCrest(TM) ridge brands.

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

         In July 2001, Elk appointed a dedicated senior management team for its Building Products related performance nonwoven fabrics business. Increased management focus is intended to allow Elk to take advantage of its nonwoven manufacturing capabilities by exploiting market opportunities for nonwoven fiberglass mat outside of its traditional roofing market. This management change also allows Elk to more fully develop the VersaShield(R) family of proprietary coated nonwoven products in a number of identified key markets. The patented technology of VersaShield gives Elk the ability to focus on market niches where flame resistance, thermal and acoustical barriers, fabric chemical resistance and blended base fibers can increase the value and performance characteristics of certain products. These niches have direct application in building and construction products, filtration, floor coverings and other related industries. A semi-commercial pilot manufacturing line is now supplying limited quantities of these products to initiate market development sales.

         OTHER, TECHNOLOGIES

         The Other, Technologies segment consists of the operations that are not part of the Building Products segment. These dissimilar operations are combined into one segment beginning in fiscal 2002, as none individually meet the materiality criteria for separate segment reporting. Prior to fiscal 2002, the Other, Technologies segment was shown as two separate segments: Electronics Manufacturing Services and Industrial Products. The businesses aggregated together as the Other, Technologies segment accounted for 9% of consolidated sales of the company in fiscal 2002, and 11% of consolidated sales in fiscal years 2001 and 2000.

         The operations included as Other, Technologies are: (1) the operating subsidiaries of Cybershield, Inc. (collectively Cybershield), which apply precise conductive metal coatings to plastic components utilized in electronics enclosures to control the electromagnetic and radio frequency emissions of such devices, and to create circuitry and antennae for digital wireless cellular phones, consumer electronics equipment, and various other industries; (2) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes for the railroad, marine and other industries; and (3) Ortloff Engineers, LTD (Ortloff), a leading supplier of proprietary technologies and related engineering services to the natural gas processing industry.

         Cybershield is engaged in shielding plastic enclosures from electromagnetic and radio frequency interference. Products include EMI/RFI shielding, conductive gaskets, decorative paints, metal coatings and EXACT(TM) metal patterning. Cybershield's markets include digital wireless cellular phones, PDA's, telecommunications and consumer electronics equipment, bar coding, computer, computer peripherals, aerospace, medical and electronic equipment industries. Sales are generated by employee sales personnel, with delivery being made primarily by contract carrier.

         In fiscal 2001, Cybershield obtained an exclusive license, in the consumer electronics business, to utilize a proprietary new EXACT process to metalize complex patterns of electroless conductive metals with great precision on three-dimensional plastic parts. This new technology is currently in the development stage but management believes it has potential applications in mobile telephone handsets and in a variety of other widely used electronic devices that have not historically utilized Cybershield's services.

         In January 2002, Cybershield announced the consolidation of its operations. The Canton, Georgia facility was closed and certain employees and manufacturing equipment transferred to its Lufkin, Texas facility. The consolidation was substantially completed prior to the end of fiscal 2002. As a result of an exodus of United States and Latin America cellular handset production to Asia, Cybershield's sales dropped significantly in the latter part of fiscal 2002. In response, Cybershield has further reduced its costs beyond the savings realized from the Canton, Georgia plant closure. Cybershield has also formed marketing partnerships with key supply chain partners and has developed a network of manufacturers' representatives to augment its internal sales force. The company believes that these strategic moves should hasten the process of diversifying Cybershield's revenue sources.

         Chromium Corporation is a leader in plating proprietary finishes for use in remanufacturing large diesel engine cylinder liners, pistons and valves for the railroad and marine industries. Chromium has also introduced new wear plate and tile products utilizing its proprietary Crodon(R) hard chrome finish. These products are designed to extend the service life of steel machinery components operating in abrasive environments for a number of industries. Chromium is targeting 30% of its sales of these products by the end of fiscal 2003. Chromium's manufacturing operations are located in Cleveland, Ohio.

         Another unit of the company, OEL, LTD, d/b/a Ortloff Engineers, LTD is engaged in providing technology licensing and engineering support services and in providing engineering consulting services to the oil and gas production, gas processing and sulfur recovery industries. Ortloff licenses technology covered by and related to patents owned by the company for use in new or redesigned natural gas and refinery gas processing facilities, and utilizes technology licensed from others and its own expertise in the performance of consulting and engineering assignments. Ortloff continues to develop and patent improved processes for natural gas processing. Moreover, Ortloff offers significant expertise and other nonpatented technology associated with its processes that are difficult for customers to obtain on a cost effective basis from others. Ortloff has also been successful in expanding its markets into several parts of the world beyond the Americas where natural gas deposits are being produced and processed to generate products for sale in the world energy markets.

         Patent license fees are calculated by standard formulas that take into account both specific project criteria and market conditions, adjusted for special conditions that exist in a project. Engineering consulting assignments are performed under consulting services agreements at negotiated rates.

         A new subsidiary, Elk Technologies, Inc., was recently formed to develop and market fabrics featuring Elk's VersaShield fire retardant coatings for use outside of traditional building products applications. Current areas of emphasis include mattresses, upholstered furniture, curtains and bed clothing. While these activities have not produced commercial sales to date, management believes that potentially significant demand for products utilizing this technology could result from trends toward more stringent flammability requirements for mattresses and upholstered furniture. The company expects to generate revenue from these products in fiscal 2003.

INFORMATION AS TO INDUSTRY SEGMENTS

         For financial information by company segments, see the table on page 49 of this Annual Report on Form 10-K.

COMPETITIVE CONDITIONS

         BUILDING PRODUCTS

         Even though the asphalt building products manufacturing business is highly competitive, the company believes that Elk is a leading manufacturer of premium laminated fiberglass asphalt shingles and nonwoven fabrics. Elk has been able to compete successfully with its competitors, some of which are larger in size and have greater financial resources. Elk's target market for asphalt shingles sales is the premium laminated segment. The company is the only major roofing manufacturer that entirely focuses on this segment of the sloped roof market. Accordingly, the company believes this strategy provides it a competitive advantage in developing and maintaining manufacturing efficiencies. The company believes that many of its competitors have elective manufacturing capacity, allowing them to manufacture either commodity shingles or premium laminated shingles. Such elective capacity can affect the supply/demand balance in the premium laminated sector, which can influence the prices Elk charges its customers.

         Elk is a "swing" supplier of nonwoven fiberglass mat. Other roofing manufacturers generally utilize Elk to supplement their own internal mat manufacturing capability.

         There are a number of major national and regional manufacturers marketing their products in a portion or all of the market areas served by the company's plants. The company competes primarily on the basis of product quality, design and service. Typically, the company is able to sell its building products at higher prices than its competitors receive for similar type products.

         OTHER, TECHNOLOGIES

         Cybershield is a North American provider of shielding solutions to the digital wireless telecommunications industry, serving both the handset and infrastructure segments of the industry. Cybershield has several competitors, some of which are larger in size and have greater financial resources, serving specific portions of Cybershield's markets. In fiscal 2002, most of the worldwide cellular phone production shifted to Asia where the company has no production facilities. Introduction of the EXACT proprietary process will be a critical factor in Cybershield's ability to compete. The company competes primarily on the basis of the breadth and quality of its product offering, design and service.

         The company believes that Chromium is a leading remanufacturer of diesel engine cylinder liners and pistons for the railroad and marine transportation industries and is the primary supplier of hard chrome plated finishes for original equipment diesel engine cylinder liners to all of the major domestic locomotive manufacturers. The company believes it has smaller competitors in the locomotive diesel engine cylinder liner remanufacturing market. Chromium has achieved a leading position in these markets through competition on the basis of product performance, quality, service and price. In addition, technical innovations that enhance quality and performance are also increasing the value-added content per unit produced.

         The company believes that it holds significant state-of-the-art patents covering some of the most competitive processes for the cryogenic processing of refinery and natural gas streams to remove the higher value components, such as ethane and propane, which are primarily used as petrochemical feedstocks. The company further believes that Ortloff has widely recognized expertise in the design and operation of facilities for natural gas and refinery gas processing and sulfur recovery.

BACKLOG

         Backlog was not significant, nor is it material, in the company's operations.

RAW MATERIALS

         BUILDING PRODUCTS

         In the asphalt building products manufacturing businesses, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. All of these materials are presently available from several sources and are in adequate supply. Historically, the company has been able to pass some of the higher raw material and transportation costs through to the customer.

         OTHER, TECHNOLOGIES

         In Cybershield's shielding business, copper, nickel, paint and gasketing materials are the significant raw materials. These materials are presently available and in adequate supply.

         In Chromium's business of hard chrome plating and remanufacturing diesel engine cylinder liners, chromic acid is a significant raw material which is presently available from a number of domestic suppliers. The company believes these domestic suppliers obtain the ore for manufacturing chromic acid principally from sources outside the United States, some of which may be subject to political uncertainty. The company has been advised by its suppliers that they maintain substantial inventories of chromic acid in order to minimize the potential effects of foreign interruption in ore supply.

         No raw materials are utilized in the company's engineering consulting and technology licensing business.

PATENTS, LICENSES, FRANCHISES AND CONCESSIONS

         The company or its subsidiaries hold certain patents, particularly in its engineering consulting and licensing business, which are significant to its operations. The company believes that it holds significant state-of-the-art patents covering some of the most competitive processes for the cryogenic processing of refinery and natural gas streams to remove the higher value components, such as ethane and propane, which are primarily used as petrochemical feedstocks. However, the company does not believe that the loss of any one of these patents or of any license, franchise or concession would have a material adverse effect on the company's overall business operations.

ENVIRONMENTAL MATTERS

         The company and its subsidiaries are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of the public health and the environment generally (collectively, Environmental Laws). Certain facilities of the company's subsidiaries ship waste products to various waste management facilities for treatment or disposal. Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or to enforce compliance and to require remediation of contamination. If there are releases or if these facilities do not operate in accordance with Environmental Laws, or their owners or operators become financially unstable or insolvent, the company's subsidiaries are subject to potential liability.

         The company and its subsidiaries are also subject to environmental laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal, and other releases of hazardous substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) and similar state laws that impose liability -- without a showing of fault, negligence, or regulatory violations -- for the generation, transportation or disposal of hazardous substances that have caused or may cause, environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to the contamination of such property. From time to time, the company or its subsidiaries may incur such remediation and related costs at the company-owned plants and certain offsite locations.

         Chromium has engaged in limited remediation activities at its former plating operation, closed in 1999, at what is now Cybershield's Lufkin, Texas, manufacturing facility. Soil sampling results from a pre-closing environmental evaluation of the site indicated localized problems. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ (f/k/a Texas Natural Resources Conservation Commission, or TNRCC) reviews the voluntary cleanup plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing clean up to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TNRCC enforcement actions.

         Chromium submitted a work plan, which the TCEQ recently approved, for a supplemental groundwater and soil assessment at the facility. The plan was designed to, among other things, further define the problems at the site. Chromium is preparing to implement that plan. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Until Chromium has the results from its supplemental assessment and TCEQ approval of a cleanup plan, it is unable to estimate remediation costs, which may or may not be material.

         In addition to the aforementioned Chromium item, the company anticipates that its subsidiaries will incur costs to comply with Environmental Laws, including remediating any existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment. Other than possible costs associated with the previously described Chromium matter, neither expenditures nor other activities initiated to comply with environmental laws is expected to have a material impact on the consolidated results of operations, financial position or liquidity of the company.

PERSONS EMPLOYED

         At June 30, 2002, the company and its subsidiaries had 1,141 employees. Of this total, 858 were employed in the Building Products business segment, 245 were employed in Other, Technologies and 38 were employed at the corporate office. The company believes that it has good relations with its employees.

EXTENDED PAYMENT TERMS

         The company's Building Products business typically provides extended payment terms to certain customers for some product shipments during the winter and early spring months, with payment generally due during the summer months. As of June 30, 2002, $8,608,000 in receivables relating to such shipments were outstanding, all of which were due and collected in the first quarter of fiscal 2003.

SEASONAL BUSINESS

         The company's Other, Technologies businesses are substantially nonseasonal. The company's Building Products business is seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in some of its marketing areas typically limit the installation of residential building products which causes sales to be slower during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen to twenty-four months depending upon the extent of roof damage. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.


ITEM 2. PROPERTIES

         All significant facilities are owned by the company and its subsidiaries and are not subject to any significant encumbrances.

         BUILDING PRODUCTS

         Asphalt building products are manufactured at plants located in Tuscaloosa, Alabama, Ennis, Texas, Shafter, California and Myerstown, Pennsylvania. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured on two parallel production lines located in Ennis, Texas. Remote leased warehouse storage locations are maintained in (1) Denver, Colorado, (2) Fridley, Minnesota, (3) Plant City, Florida, (4) West Columbia, South Carolina, (5) Kansas City, Missouri, and (6) Richmond, British Columbia, Canada.

         Corporate headquarters and administrative offices for the Building Products operations are located in the same leased facility as the company's corporate offices in Dallas, Texas.

         OTHER, TECHNOLOGIES

         Cybershield's operating facilities are located in Lufkin, Texas. Corporate headquarters and most administrative offices for Cybershield are located at the same leased facility as the company's corporate offices in Dallas, Texas. Some administrative offices are located in Lufkin, Texas. The Canton, Georgia facility was closed in fiscal 2002 and is held for sale.

         Chromium's operating facilities are located in Cleveland, Ohio. Corporate headquarters and most administrative offices for Chromium are located at the Cleveland, Ohio manufacturing facility. Some administrative offices are located in the same leased facility as the company's corporate offices in Dallas, Texas.

         The Ortloff engineering and process licensing group is located in leased offices in Midland, Texas.

         CORPORATE OFFICES

         The company's corporate headquarters is located in leased offices in Dallas, Texas.

ITEM 3. LEGAL PROCEEDINGS

         PURPORTED CLASS ACTION LITIGATION

         In February 2000, Wedgewood Knolls Condominium Association filed a purported class action in the United States District Court in Newark, New Jersey, which as amended names two Elk subsidiaries. The purported nationwide class would include purchasers or current owners of buildings with certain Elk asphalt shingles installed between January 1, 1980 and present. The suit alleges, among other things, that the shingles were uniformly defective. It seeks various remedies including damages and reformation of the limited warranty applicable to the shingles on behalf of the plaintiff and the purported class. In late March 2002, the United States District Court for the District of New Jersey issued its opinion denying the plaintiff's motion for class certification in the Wedgewood Knolls lawsuit pending against Elk.

         In June 2000, an individual homeowner filed a purported class action, Lastih v. Elk Corporation of Alabama, in the Judicial District of Hartford, Connecticut. The Lastih suit involves similar class allegations and claims to those asserted in the Wedgewood Knolls suit described above.

         Elk has denied the claims asserted in both actions, and vigorously defended them. Elk has reached an agreement in principle to settle with all plaintiffs represented by the law firm prosecuting the Wedgewood Knolls and Lastih cases, including without limitation Wedgewood Knolls Condominium Association, Lastih and several other individual plaintiffs. The proposed settlement would not be a class settlement and would not have a material adverse effect on the company's consolidated results of operations, financial condition or liquidity. The settlement is still subject to the negotiation and execution of a definitive written settlement agreement.

         PURPORTED PATENT INFRINGEMENT LITIGATION

         On April 3, 2002, CertainTeed Corporation filed suit against the company and two of its Elk affiliates in the United States District Court for the Eastern District of Pennsylvania, Philadelphia, Pennsylvania for alleged patent infringement. The suit, in essence, claims that Elk's Capstone shingle infringes three CertainTeed patents, and seeks preliminary and permanent injunctive relief, damages and attorneys fees. The case is in the early stages of discovery. The company believes that the suit is meritless and intends to vigorously defend it. It believes that the company and its named affiliates have strong defenses to the suit, but the company cannot predict with certainty whether the suit will have a material adverse effect on its consolidated results of operations, financial position or liquidity.

         OTHER

         There are various other lawsuits and claims pending against the company and its subsidiaries arising in the ordinary course of their businesses. In the opinion of the company's management, based in part on advice of counsel, none of these actions should have a material adverse effect on the company's consolidated results of operations, financial position, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

         Certain information concerning the company's executive officers is set forth below:

                                                                               Period                Age as of
                                                                               Served                 Sept. 1,
          Name                          Title                                As Officer                   2002
------------------------     --------------------------                      ----------        ---------------

Thomas D. Karol              Chairman of the Board and                       15 months                      44
                             Chief Executive Officer of
                             ElkCorp; Officer and Director of
                             all subsidiaries, except one

Richard A. Nowak             President and Chief Operating                   9 months                       60
                             Officer of ElkCorp and each
                             Building Products subsidiary; Officer
                             and Director of all but one of
                             ElkCorp's other subsidiaries

Harold R. Beattie, Jr.       Senior Vice President, Chief                    3 years                        48
                             Financial Officer and Treasurer
                             of ElkCorp; Officer of all
                             subsidiaries, except one

David G. Sisler              Senior Vice President, General                  7 years                        44
                             Counsel and Secretary of ElkCorp;
                             Officer of and Counsel to all
                             subsidiaries except one; Director
                             of one subsidiary

James J. Waibel              Senior Vice President,                          8 years                        58
                             Administration of ElkCorp

Matti Kiik                   Senior Vice President, Research                 9 months                       60
                             and Development of ElkCorp

Gregory J. Fisher            Senior Vice President and Controller            9 months                       52
                             of ElkCorp

Leonard R. Harral            Vice President and Chief                        8 years                        50
                             Accounting Officer of ElkCorp;
                             Director of one subsidiary

Thomas W. Cave               Vice President and Assistant Secretary          10 years                       47
                             of ElkCorp

         All of the executive officers except Mr. Karol and Mr. Beattie have been employed by the company or its subsidiaries in responsible management positions for more than the past five years. Mr. Nowak, Mr. Kiik and Mr. Fisher were employed in responsible management positions at an ElkCorp subsidiary company for more than the past five years.

         On February 5, 2001, Mr. Karol was elected by the Board of Directors as President and Chief Executive Officer of the company effective March 26, 2001. On March 31, 2002, Mr. Karol was elected by the Board of Directors as Chairman of the Board and Chief Executive Officer. From May 1991 until its purchase by Beaulieu of America in December 1999, Mr. Karol served as Chief Executive Officer of Pro Group Holdings, Inc., a privately owned manufacturer and distributor of carpet products. From December 1999 until January 2001, Mr. Karol was employed as President of the Brinkman Hard Surfaces Division of Beaulieu of America. Mr. Karol has served on the company 's Board of Directors since November 1998.

         On March 27, 2000, Mr. Beattie was elected by the Board of Directors as Vice President - Finance and Treasurer of the company. On October 23, 2001, Mr. Beattie was elected as Vice President, Chief Financial Officer and Treasurer. Effective May 1, 2002, Mr. Beattie was elected Senior Vice President, Chief Financial Officer and Treasurer. Mr. Beattie was employed by Bank of America from 1977 to 2000, most recently as a Managing Director of Banc of America Securities LLC.

         Officers are elected annually by the Board of Directors following the Annual Meeting of Shareholders.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The principal market on which the company's common stock is traded is the New York Stock Exchange. The company's common stock is also traded on the Boston, Midwest and Philadelphia Stock Exchanges. There were 993 holders of record and approximately 3,700 beneficial owners of the company's common stock on September 3, 2002.

         The quarterly dividend declared per share and the high and low sale prices per share of the company's common stock for each quarter during fiscal year 2002 and fiscal year 2001 are set forth in the following table:

     Period                             Dividend               High              Low
     ------                             --------               ----              ---

     Fiscal 2002

         First Quarter                    $.05                 $22.30           $16.65
         Second Quarter                   $.05                 $29.29           $20.80
         Third Quarter                    $.05                 $28.05           $21.10
         Fourth Quarter                   $.05                 $28.94           $20.70

     Fiscal 2001

         First Quarter                    $.05                 $23.44           $13.75
         Second Quarter                   $.05                 $18.81           $11.25
         Third Quarter                    $.05                 $18.30           $13.75
         Fourth Quarter                   $.05                 $20.36           $13.64

         Subject to the limitations discussed below, the company currently intends to continue to pay quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the company's profitability, liquidity, financial condition and capital requirements.

         In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. In August 2000, the Board of Directors authorized the repurchase of up to an additional $10,000,000 of common stock. As of June 30, 2002, 600,590 shares with a cumulative cost of $9,366,000 had been purchased from time to time under these authorizations.

         Limitations affecting the future payment of dividends by the company are imposed as a part of the company's revolving credit facility. At June 30, 2002, total cumulative dividends and stock repurchased since November 30, 2000 are subject to a $25,983,000 limitation during the term of the company's $100,000,000 Revolving Credit Facility, which extends through November 30, 2005. Actual expenditures for these items as of June 30, 2002 were $7,134,000.

         Equity Compensation Plan Information for the company is presented in
Item 12 on page 55 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data for each of the five years in the period ended June 30, 2002 have been derived from the audited consolidated financial statements of the company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in thousands, except per
share data)                                                Year Ended June 30,
-------------------------------------------------------------------------------------------------------------
                                 2002             2001             2000             1999             1998
                             ------------     ------------     ------------     ------------     ------------

Sales                        $    506,526     $    379,156     $    395,198     $    358,596     $    303,375
                             ============     ============     ============     ============     ============

Net Income                   $     15,093     $      8,762     $     29,932     $     20,943     $     18,324
Cumulative Effect of
Accounting Change(1)                   --               --               --            4,340               --
Noncash Stock Option
Compensation(2)                     3,922               --               --               --               --
                             ------------     ------------     ------------     ------------     ------------
Pro Forma Earnings           $     19,015     $      8,762     $     29,932     $     25,283     $     18,324
                             ============     ============     ============     ============     ============

Net Income Per Share -
Basic                        $        .78     $        .45     $       1.53     $       1.07     $        .92
                             ============     ============     ============     ============     ============
Net Income Per Share -
Diluted                      $        .77     $        .45     $       1.49     $       1.05     $        .90
                             ============     ============     ============     ============     ============

Pro Forma Earnings Per
Share - Basic                $        .98     $        .45     $       1.53     $       1.29     $        .92
                             ============     ============     ============     ============     ============
Pro Forma Earnings Per
Share - Diluted              $        .97     $        .45     $       1.49     $       1.27     $        .90
                             ============     ============     ============     ============     ============

Total Assets                 $    381,428     $    360,048     $    322,574     $    252,182     $    217,044
                             ============     ============     ============     ============     ============

Long-Term Debt               $    119,718     $    123,300     $     91,300     $     63,000     $     48,000
                             ============     ============     ============     ============     ============

Shareholders' Equity         $    176,092     $    162,102     $    161,904     $    137,251     $    125,956
                             ============     ============     ============     ============     ============

Cash Dividends Per Share     $        .20     $        .20     $        .20     $        .19     $        .16
                             ============     ============     ============     ============     ============

(1) Cumulative prior year impact of a change in accounting for the costs of start-up activities.

(2) In fiscal 2002, the company changed its accounting for certain previously issued employee stock options from the "fixed" to "variable" method of accounting. Under "variable" accounting, income is charged (or credited) during each accounting period to reflect any excess of the market value of underlying shares over the exercise price of the related options. Item includes $436,000 related to the cumulative impact on prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OPERATING SEGMENTS

         Effective September 1, 2002, the company changed its corporate name from Elcor Corporation to ElkCorp to better identify itself with the Elk brand name of its principal Building Products subsidiaries.

         The company is segregated and managed as two segments: Elk Premium Building Products (Building Products) and Elk Technologies (Other, Technologies). The Building Products group consists of the various operating subsidiaries of Elk Premium Building Products, Inc. (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles and (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries. Building Products accounted for 91% of consolidated sales in fiscal 2002.

         The Other, Technologies segment consists of the operations that are not part of the Building Products segment. These dissimilar operations are combined into one segment beginning in fiscal 2002, as none individually meet the materiality criteria for separate segment reporting. Prior to fiscal 2002, the Other, Technologies segment was shown as two separate segments: Electronics Manufacturing Services and Industrial Products. The businesses aggregated together as the Other, Technologies segment accounted for 9% of consolidated sales in fiscal 2002.

         The operations included as Other, Technologies are (1) the operating subsidiaries of Cybershield, Inc. (collectively Cybershield), which apply precise conductive metal coatings to plastic components utilized in electronics enclosures to control the electromagnetic and radio frequency emissions of such devices, and to create circuitry and antennae for digital wireless cellular phones, consumer electronics equipment, and various other industries; (2) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes for the railroad, marine and various other industries; and (3) Ortloff Engineers, LTD (Ortloff), a leading supplier of proprietary technologies and related engineering services to the natural gas processing industry. A fourth operation, Elk Technologies, Inc., was recently incorporated to develop and market fabrics featuring VersaShield fire retardant coatings for use outside of traditional building products applications, including mattresses, furniture, curtains and bed clothing. This business has not yet produced commercial sales.

FISCAL 2002 COMPARED TO FISCAL 2001

OVERALL PERFORMANCE

         During the fiscal year ended June 30, 2002, net income of $15,093,000 was 72% higher than $8,762,000 in fiscal 2001. Sales of $506,526,000 were 34%
higher in the current fiscal year compared to $379,156,000 in the prior fiscal year. The significant increase in both sales and income in fiscal 2002 is primarily attributable to significant improvements in operations in the

Building Products segment. The Other, Technologies segment also recorded higher sales but, primarily due to consolidation of Cybershield's operations, recorded a significant operating loss in fiscal 2002 compared to an operating profit in fiscal 2001.

         Consolidated operating income of $30,824,000 in fiscal 2002 was 78% higher than $17,354,000 in the prior fiscal year. Operating income for fiscal 2002 was reduced by $6,034,000 of noncash stock option compensation, due to the change in accounting for certain stock options from fixed awards with no compensation expense to variable awards, which can result in periodic expense or income. In fiscal 2002, the company determined that variable accounting is more appropriate for such stock options. The impact of variable accounting in fiscal 2001 is not material. Based on a decline in the company's share price subsequent to June 30, 2002 and actions taken by the Board of Directors to terminate the feature of the 1998 Incentive Stock Option Plan that caused certain stock options to be accounted for as variable awards, the company expects to record a reversal of the majority of fiscal 2002 noncash stock option compensation in the first quarter of fiscal 2003. Operating income for the current year also included two other significant nonrecurring items: (1) a favorable cash settlement with a vendor resulting in income of $5,625,000 and (2) plant closure and related costs of $5,273,000. As a percentage of sales, operating income was 6.1% in fiscal 2002 (7.3% excluding noncash stock option compensation) compared to 4.6% in fiscal 2001. Selling, general and administrative (SG&A) costs in fiscal 2002 were significantly higher than in the prior fiscal year, due primarily to overall higher sales levels, increased selling expenses related to new product introductions, higher incentive compensation resulting from improved performance and retirement expenses related to management succession. As a percentage of sales, SG&A costs, excluding the nonrecurring vendor settlement, were 12.8% of sales in fiscal 2002 compared to 12.7% in fiscal 2001.

         Interest expense was $6,192,000 in fiscal 2002 compared to $3,494,000 in fiscal 2001. However, in fiscal 2001, the company capitalized $5,337,000 of interest related to the construction of the Myerstown, Pennsylvania shingle plant and other major projects. No interest cost was capitalized in fiscal 2002. The average interest rate paid on indebtedness was 5.1% in fiscal 2002 compared to 7.25% in fiscal 2001.

RESULTS OF BUSINESS SEGMENTS

         Sales in the Building Products segment increased 37% to $459,673,000 for the year ended June 30, 2002 compared to $335,971,000 in fiscal 2001. The significant increase in sales reflected a sharp rebound in shipments of premium laminated asphalt shingles that began in the fourth quarter of fiscal 2001 and continued throughout fiscal 2002, together with higher average selling prices in fiscal 2002, which were 2.5% higher than in fiscal 2001.

         Highly successful new products and warranty initiatives and a favorable inventory position, combined with lower interest rates this year and storm damage in the Midwest and Southwest United States, contributed to sharply higher sales for this business segment. Building Products sales further benefited from success in penetrating markets served by its new Myerstown, Pennsylvania roofing plant, which met its performance test level of operations in the fourth quarter of fiscal 2001. In fiscal 2001, shipments of laminated shingles were adversely affected by weak economic conditions and harsh winter weather conditions in the Northern United States and heavy winter and spring rains in many other parts of the country.

         Operating income for the Building Products segment increased 109% to $53,325,000 in fiscal 2002 compared to $25,539,000 for the prior fiscal year. Current year operating income included a $5,625,000 favorable vendor settlement. The cash settlement represented a reimbursement of certain general and administrative costs previously incurred by Elk. Excluding this nonrecurring item, operating income increased to $47,700,000, an 87% increase over the previous fiscal year. The increase in recurring operating income is primarily the result of a significant increase in shipments of premium laminated fiberglass shingles and performance nonwoven fabrics. Increased product sales more than offset higher marketing costs and depreciation relating to the new Myerstown, Pennsylvania roofing plant.

         Fiscal 2002 Building Products sales benefited from a significant level of severe weather related roof replacement activity that may not recur in fiscal 2003. Therefore, the company anticipates more moderate sales growth in fiscal 2003. However, operating profit is expected to grow at a significantly faster rate than sales as the company moves closer to selling out in-place manufacturing capacity. Operating profit margins for the Building Products segment will also reflect the potential impact of changing raw material costs, product pricing and sales mix. Although each of these variables is expected to be under market pressure in fiscal 2003, management believes the company can successfully manage the controllable factors.

         Sales for the Other, Technologies segment increased 9% to $46,853,000 in fiscal 2002 compared to $43,089,000 in fiscal 2001. Cybershield's unit volumes declined, but average selling prices were higher, primarily as a result of an increased sales mix of units containing purchased plastic parts. Sales for Chromium were also lower in fiscal 2002 compared to the prior fiscal year due to lower unit volumes as railroads deferred maintenance expenditures. Ortloff sales were higher in fiscal 2002 compared to the prior fiscal year due primarily to a higher level of licensing and consulting fees from international gas processing projects.

         The Other, Technologies segment reported a $4,354,000 operating loss in fiscal 2002 compared to $657,000 in operating income in fiscal 2001. The current year operating loss includes $5,273,000 of nonrecurring costs relating to consolidating Cybershield's operations. Fiscal 2001 included $750,000 of costs relating to the consolidation of manufacturing operations and initial production of products new to Chromium's Cleveland, Ohio plant.

         Excluding these nonrecurring costs, operating income for the Other, Technologies segment in fiscal 2002 would have been $919,000 compared to $1,407,000 of operating income in fiscal 2001. The reduction in operating results reflects lower unit volumes and related margins at Cybershield, costs associated with the ramp of several new handset components and production start-up inefficiencies during the early part of fiscal 2002 at Cybershield, and lower unit volumes at Chromium. Despite these lower volumes, Chromium was able to maintain profitability in fiscal 2002 due to cost reductions. Ortloff's operating income was higher in fiscal 2002 than in fiscal 2001 due to higher licensing and consulting fees.

         Fiscal 2003 is expected to be a year of transition for both Cybershield and Chromium. Both of their respective markets are under pressure and both must diversify their revenue sources into new markets in order to realize success. At both, management believes that organizations and strategies are in place to accomplish the task.

         Cybershield should see significantly lower sales as a result of an exodus of U.S. and Latin American cellular handset production to Asia. In response, Cybershield has further reduced its costs beyond the savings realized from the Canton, Georgia plant closure. Cybershield has also formed marketing partnerships with key supply chain partners and has developed a network of manufacturers' representatives to augment its internal sales force. These strategic moves should hasten the process of diversifying Cybershield's revenue sources. Commercialization of the Exact metalization technology is also a key factor for generating new sales. Management anticipates diminishing quarterly losses as fiscal 2003 progresses.

         Chromium is beginning to see good market reaction to its new wear plate and tile products utilizing Chromium's proprietary CRODON hard chrome finish. These products are designed to extend the service life of steel machinery components operating in abrasive environments and have applications in a wide variety of industries. Chromium is targeting 30% of its sales from these products by the end of fiscal 2003. The company anticipates that Chromium will be profitable in fiscal 2003.

         A new subsidiary, Elk Technologies, Inc., was recently formed to develop and market fabrics featuring Elk's VersaShield fire retardant coatings for use outside of traditional building products applications. Current areas of emphasis include mattresses, upholstered furniture, curtains and bed clothing. While these activities have not produced commercial sales to date, management believes that potentially significant demand for products utilizing this technology could result from trends toward more stringent flammability requirements for mattresses and upholstered furniture. The company plans to generate revenue from these products in fiscal 2003.

         During the past year, Ortloff was successful in marketing its technology for use in new international natural gas development projects. The outlook for 2003 is for Ortloff's continued success, primarily in international projects.

FISCAL 2001 COMPARED TO FISCAL 2000

OVERALL PERFORMANCE

         During the fiscal year ended June 30, 2001, net income of $8,762,000 was 71% lower than $29,932,000 in fiscal 2000. Sales of $379,156,000 were 4%
lower in fiscal 2001 compared to $395,198,000 in the prior year. The company's two largest business segments, Building Products and Electronics Manufacturing Services, each recorded lower sales and much lower operating income. The Industrial Products segment was able to achieve increased sales in fiscal 2001 compared to fiscal 2000 and a significantly reduced operating loss. Consolidated operating income of $17,354,000 in fiscal 2001 was 64% lower than $48,059,000 in the prior fiscal year. As a percentage of sales, operating income was 4.6% in fiscal 2001 compared to 12.2% in fiscal 2000. Selling, general and administrative (SG&A) costs in fiscal 2001 were significantly higher than in fiscal 2000 as a result of higher selling and marketing costs in the Building Products segment, primarily relating to its new roofing manufacturing plant and a new marketing campaign, together with higher depreciation at the corporate office relating to its enterprise resource system. As a percentage of sales, SG&A costs were 12.7% of sales in fiscal 2001 compared to 10.0% in the prior year.

         During the fiscal year ended June 30, 2000, the company recorded a $1,292,000 gain from involuntary conversion as a result of payments received on a property insurance claim in excess of the net book value of destroyed assets. Interest expense was $3,494,000 in fiscal 2001 compared to $1,355,000 in the prior fiscal year as a result of, among other things, increased working capital requirements and higher overall interest rates in fiscal 2001 compared to fiscal 2000. The company capitalized $5,337,000 of interest in fiscal 2001 in connection with the construction of its new Myerstown, Pennsylvania shingle plant and other major projects. In fiscal 2000, $2,708,000 in interest costs were capitalized.

RESULTS OF BUSINESS SEGMENTS

         Sales for the Building Products segment of $335,971,000 for the fiscal year ended June 30, 2001 were 4% lower than $350,319,000 in the prior fiscal year. Lower sales were primarily the result of reduced shipments of nonwoven fiberglass roofing mats. Demand for Elk's nonwoven fiberglass roofing mats, which are primarily sold to other roofing manufacturers, was adversely affected by weakened economic conditions that caused a decline in the total asphalt shingle market in fiscal 2001. Because of weak economic conditions, the growth rate for premium laminated shingles, which represents Elk's primary market, rose less than 4% in fiscal 2001, compared to a 12% compounded annual growth rate for the past five years. Harsh winter weather conditions in the Northern United States and heavy winter and spring rains in many parts of the country contributed to a decrease in demand for much of fiscal 2001 compared to the record setting prior year. In addition, actions by competitors in the early part of fiscal 2001 to increase their production of laminated shingles further contributed to an excess supply of laminated shingles relative to demand, thereby creating a weakened price environment. In the fourth quarter of fiscal 2001, the industry's year over year growth rate for premium laminated shingles increased about 23%. Elk benefited from its decision to build inventories throughout the winter and spring months in anticipation of potentially better market conditions in the 2001 roofing season, which generally runs from March to November in many of Elk's key market areas. The strong rebound in demand in the final two months of fiscal 2001 allowed Elk to achieve slightly higher shipments of premium laminated shingles for fiscal 2001 compared to fiscal 2000. Also, improving industry balance between supply and demand near the end of fiscal 2001 allowed Elk to implement a small price increase effective in July 2001.

         Operating income for the Building Products segment in fiscal 2001 of $25,539,000 was 52% lower than the record level of $53,024,000 in the prior fiscal year. Reduced sales of nonwoven fiberglass roofing mats reduced year-over-year operating income by approximately $5,000,000. Average selling prices for laminated shingles were also slightly lower in fiscal 2001 compared to fiscal 2000. The company incurred approximately $8,000,000 in higher raw material costs, particularly asphalt and glass fiber costs. Higher energy expenses and costs relating to the development of significant new products, many of which were introduced in fiscal 2002, further negatively impacted fiscal 2001 operating income compared to the prior fiscal year.

         The new Myerstown, Pennsylvania roofing plant reduced operating profit by approximately $7,000,000 in fiscal 2001. The Myerstown plant was also indirectly responsible for increasing selling expenses by approximately $3,000,000 as the company positioned itself to support higher shingle sales relating to this new plant. Operating income in fiscal 2000 included $3,478,000 of income relating to the settlement of the company's business interruption claim resulting from the fiscal 1999 nonwoven plant explosion.

         Sales for the Electronics Manufacturing Services segment of $29,528,000 for the fiscal year ended June 30, 2001 were 12% lower than $33,420,000 in fiscal 2000. Operating income for the Electronics Manufacturing Services Group of $1,392,000 in fiscal 2001 compared to $4,904,000 in fiscal 2000. The severe downturn in the telecommunications industry during fiscal 2001 sharply reduced demand for digital cell phone models and telecom infrastructure equipment. Comparative year to year sales and operating results were also negatively affected by actions by a significant customer in the latter part of fiscal 2000 to establish a second source for some of its cellular handset shielding requirements. Decreased operating income is primarily attributable to reduced sales, higher costs incurred for initial production ramp-ups on new digital wireless handset products, and costs associated with workforce reductions as orders for many products were severely curtailed or cancelled.

         Sales for the Industrial Products segment increased 20% in fiscal 2001 to $13,561,000 from $11,300,000 in the prior fiscal year. The operating loss for the Industrial Products segment for fiscal 2001 was $735,000 compared to $4,653,000 last year. Fiscal 2001 included an operating loss for July 2000 resulting principally from the consolidation of manufacturing operations and initial production of products new to Chromium's Cleveland, Ohio plant. Excluding the results of July 2000, Chromium generated an operating profit for each month of fiscal 2001. Operating losses included about $750,000 in fiscal 2001 and $3,400,000 in fiscal 2000 of nonrecurring items relating to the consolidation of Chromium's manufacturing operations. Revenues and operating results for Ortloff's patent licensing and engineering consulting services were lower in fiscal 2001 compared to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In fiscal 2002, cash flows from operating activities were $27,661,000 compared to $10,406,000 in fiscal 2001 and $45,020,000 in fiscal 2000. The increase in fiscal 2002, compared to fiscal 2001, was primarily the result of higher net income and increased depreciation. Working capital, excluding cash and cash equivalents, increased by $15,696,000 primarily due to higher trade receivables.

         Trade receivables at June 30, 2002, increased 29%, or $21,104,000, compared to June 30, 2001 as a result of higher sales volumes and increased deferred receivables. At June 30, 2002, deferred term receivables from promotional programs to certain customers were $8,608,000 compared to $2,854,000 at June 30, 2001. Deferred receivables outstanding at June 30, 2002 are due in the first quarter of fiscal 2003.

         Lower inventories of premium laminated fiberglass shingles resulted from demand exceeding manufacturing capacity throughout fiscal 2002, as the Myerstown, Pennsylvania plant ramped its production rate to design capacity. Inventory levels are expected to increase during the summer and fall roofing season as a result of higher manufacturing rates and somewhat slower demand.

         The current ratio was 3.3 to 1 at June 30, 2002 compared to 2.9 to 1 at June 30, 2001. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

         Cash flows from investing activities primarily reflect the company's capital expenditure strategy. Net cash used for investing activities was $10,637,000 in fiscal 2002, $38,416,000 in fiscal 2001 and $67,525,000 in fiscal
2000. After several years of expanding plant capacity aggressively, including the Myerstown, Pennsylvania roofing plant, the company limited capital expenditures in fiscal 2002 to focus primarily on improving productivity at existing plants and extending production capacity for new products. Capital expenditures in fiscal 2003 are currently planned to be approximately $63,000,000, with about $59,000,000 of this total being expended in Building Products. The company plans to invest approximately $77,000,000 over a two year period to construct a second shingle manufacturing line at its Tuscaloosa, Alabama roofing plant and install certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. Approximately $34,000,000 of the planned investment is projected to be expended in fiscal 2003 and the remaining $43,000,000 to be incurred in fiscal 2004.

         An additional $11,000,000 is planned in fiscal 2003 for productivity enhancements at certain of its other roofing plants. Remaining Building Product expenditures are for new warehouse sites and maintenance expenditures.

         Cash flows from financing activities generally reflect changes in the company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash used for financing activities was $4,716,000 in fiscal 2002, compared to funds provided of $23,436,000 in fiscal 2001 and $23,021,000 in fiscal 2000. During fiscal 2002, the company sold $120,000,000 in Senior Unsecured Notes in a private placement transaction with a group of institutional investors. The proceeds of the notes were used to repay indebtedness outstanding under the company's existing Revolving Credit Facility. In conjunction with the sale of these notes, the company reduced the total amount of its Revolving Credit Facility from $175,000,000 to $100,000,000. There was no outstanding balance on the Revolving Credit Facility at June 30, 2002.

         The changes in the company's debt structure were made to extend the maturity structure of the company's debt on favorable terms, increase the total committed borrowing availability and better diversify the company's funding sources. Long-term debt (net of cash and cash equivalents) represented 37.9% of the $283,374,000 of invested capital (long-term debt, net of cash, plus shareholders' equity) at June 30, 2002. The company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

         The company's Board of Directors has authorized the purchase of common stock from time to time on the open market. As of June 30, 2002, the company has repurchase authority of approximately $10,600,000 remaining.

         The following table summarizes the company's future payments relating to contractual obligations at June 30, 2002:

                                                           Payments Due by Period (In thousands)
                                  --------------------------------------------------------------------------------
                                                      Less than            1 - 3            4 - 5          After 5
Contractual Obligations                  Total           1 year            years            years            years
                                  ------------     ------------     ------------     ------------     ------------
Long-term Debt                    $    119,718     $         --     $         --     $         --     $    119,718
Operating Leases                         3,426            1,845            1,468              113               --
                                  ------------     ------------     ------------     ------------     ------------
Total Contractual Obligations     $    123,144     $      1,845     $      1,468     $        113     $    119,718
                                  ============     ============     ============     ============     ============


         The only significant commercial commitment the company has at June 30, 2002 is its $100,000,000 Revolving Credit Facility, the term of which extends through November 30, 2005.

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

         Management believes that current cash and cash equivalents, projected cash flows from operations, and its existing restructured debt capacity should be sufficient during fiscal 2003 and beyond to fund the Tuscaloosa, Alabama plant expansion, other planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

CRITICAL ACCOUNTING POLICIES

         The company's consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based on the information available. The accounting policies which management believes are the most critical to fully understanding and evaluating the company's reported financial results include the following:

Collectibility of Accounts Receivable -

         The majority of the company's sales are in the Building Products segment and its primary customers are building material distributors. Due to consolidation in the industry, credit risk is concentrated. Ten customers typically account for about 40% to 50% of consolidated sales. The company evaluates the collectibility of accounts receivables based on a combination of factors. The balance in the reserve for doubtful accounts is evaluated on an ongoing basis based on such factors as customer's past payment history, length of time the receivables are past due, the status of customer's financial condition and ongoing credit evaluations.

Accruals for Loss Contingencies -

         Contingencies, or uncertainties, by their nature, require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of loss. Key loss accruals for the company include product warranties, litigation, environmental matters, and self-insurance reserves. Accruals are established for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be estimated reasonably. Accrual balances are reviewed and adjusted periodically based on management's judgment of changes in specific facts and circumstances for each loss accrual.

Inventories -

         Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The company records adjustments to the value of inventories based on various factors. For the Building Products segment, adjustments may be made to inventory values based on the physical condition (e.g. age and quality) of the inventories. For the Other, Technologies segment companies, inventory adjustments are generally based upon the forecasted plans to sell its products and the sales prices that are expected to be realized. Inventories are adjusted to the lower of cost or market or written off if unsaleable. These adjustments are estimates and can vary from actual requirements if inventories deteriorate, become otherwise damaged or obsolete, or if competitive conditions differ from expectations.

Revenue Recognition -

         The company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended. The company believes its revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and SAB 101. The majority of sales are for manufactured products, where revenue is recognized at the time products are shipped to customers. Such revenues, particularly in the Building Products segment, are subject to returns, discounts, volume rebates and other incentives, which are estimated and recorded based on sales activity and historical trends. Differences in revenues could result if actual experience differs from the historical trends used in management's estimates. Revenue recognition for service revenues and license fees may be subject to judgment and interpretation that the specific requirements of SAB 101 have been met.

Impairment of Long-Lived Assets -

         Long-lived assets, primarily plant, property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any such assets may not be recoverable. If the estimated sum of undiscounted cash flows is less than the carrying value of the assets being reviewed, the company recognizes an impairment loss, measured as the amount the carrying value exceeds the fair value of the assets. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. The company's estimate of undiscounted cash flows may differ from actual cash flow due to, among other things, changes in general economic conditions, industry conditions, customer requirements, technology or the company's business model.

MARKET RISKS

         In addition to the risks inherent in its operations, the company is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the company's exposure to the risks of changing commodity prices and interest rates. The company has no significant foreign exchange risk. Derivatives are held as part of a formally documented risk management program. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for trading purposes. The company has entered into derivative transactions related to interest rate risk and its exposure to natural gas used in its manufacturing plants, as summarized in the following paragraphs.

         The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, the company has entered into hedge transactions to fix the price on 50% of its projected natural gas usage through October 2002. It is anticipated that similar hedging strategies will be utilized in the future. The fair value of the hedges for natural gas was a gain of approximately $50,000 ($31,000 net of tax) at June 30, 2002.

         The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into a receive fixed, pay floating interest rate swap on $60,000,000, or 50% of its outstanding debt at June 30, 2002. The fair value of this swap was a loss of $282,000 at June 30, 2002. Based on outstanding debt at June 30, 2002, the company's interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

CREDIT RISK

         The company is subject to credit risks applicable to cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained at financial institutions or in short-term investments with high credit quality. Concentrations of credit risk with respect to accounts receivable primarily relate to the large building material distributors that are the company's primary customers. The company's largest customer accounted for 17% of consolidated sales in fiscal 2002 and 20% in fiscal 2001. The company performs ongoing credit evaluations of its customers' financial condition to determine the need for an allowance for doubtful accounts. The company has not experienced significant credit losses for many years. Concentration of credit risk with respect to accounts receivable is limited to those customers to whom the company makes significant sales.

INFLATION AND CHANGING PRICES

         The company's primary financial statements are prepared in accordance with accounting principles generally accepted in the United States of America based on historical dollars. Accordingly, the financial statements do not portray the effects of inflation. In recent years, inflation in the company's key markets has been moderate. Cost controls and improving productivity generally minimize the impact of inflation.

         The costs of manufacturing, transportation and key raw materials, including but not limited to ceramic-coated granules, asphalt, glass fibers, resins and mineral filler, together with the company's ability to pass along higher costs, are generally influenced by factors other than inflation. These factors include general economic and industry conditions, supply and demand, surpluses and shortages, and actions of key competitors.

FORWARD-LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis of the results of operations and financial condition and other sections of this annual report contain "forward-looking statements" that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," "predict," "outlook," "plan," "potential," "could," "should," "may," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, ElkCorp's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences could include, but are not limited to: changes in demand or prices, changes in raw material or transportation costs, raw material or transportation shortages, changes in economic conditions of the various markets the company serves, changes in the amount and severity of inclement weather, actions of competitors, new and planned facilities not meeting expected productivity rates and projected financial results, and technological changes, together with other risks detailed herein, as well as in the company's reports filed with the Securities and Exchange Commission, including, but not limited to its Form 8-K dated August 14, 2002.

         Factors that could affect the company's future business and results include the following:

         1. The company's building products business is substantially non-cyclical, but can be affected by weather, the availability of financing, insurance claims paying practices, and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the company's products, lower prices received or reduced utilization of plant facilities. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

         2. In the building products business, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Furthermore, temporary shortages or disruption in supply of raw materials or transportation do result from time to time from a variety of causes. Historically, the company has been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should the company be unable to recover higher raw material, energy and/or transportation costs from price increases of its products, or if the company experiences temporary shortages or disruption of supply of raw material or transportation, operating results could be adversely affected and/or lower than projected.

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

         4. Certain facilities of the company's subsidiaries must utilize hazardous materials in their production process. As a result, the company could incur costs for remediation activities at its facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

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

         7. Each of the company's businesses, especially Cybershield's business, is subject to the risks of technological changes and competition that is based or technology improvement or labor savings. These factors could affect the demand for or the relative cost of the company's technology, products and services, or the method and profitability of the method of distribution or delivery of such technology, products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly. Cybershield has lost substantial business as a result of most cellular handset production moving to Asia where Cybershield has no significant presence. Low labor costs make other coating processes competitive with those Cybershield would use. Cybershield's future viability may depend on the successful commercialization of the EXACT process, or other value added services, which are unproven as yet on a large commercial scale.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In addition to the risks inherent in its operations, the company is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the company's exposure to the risks of changing commodity prices and interest rates. The company has no significant foreign exchange risk. Derivatives are held as part of a formally documented risk management program. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for trading purposes. The company has entered into derivative transactions related to interest rate risk and its exposure to natural gas used in its manufacturing plants, as summarized in the following paragraphs.

         The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, the company has entered into hedge transactions to fix the price on 50% of its projected natural gas usage through October 2002. It is anticipated that similar hedging strategies will be utilized in the future. The fair value of the hedges for natural gas was a gain of approximately $50,000 ($31,000 net of tax) at June 30, 2002.

         The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into a receive fixed, pay floating interest rate swap on $60,000,000, or 50% of its outstanding debt at June 30, 2002. The fair value of this swap was a loss of $282,000 at June 30, 2002. Based on outstanding debt at June 30, 2002, the company's interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Index to Financial Statements and Financial Statement Schedule

   Financial Statements:                                                                                    Page

   Report of Independent Accountants                                                                         29
   Independent Auditors' Report                                                                              30
   Consolidated Balance Sheets at June 30, 2002 and 2001                                                     31
   Consolidated Statements of Operations for the years ended
     June 30, 2002, 2001, and 2000                                                                           32
   Consolidated Statements of Cash Flows for the years ended
     June 30, 2002, 2001, and 2000                                                                           33
   Consolidated Statements of Shareholders' Equity for the years
     ended June 30, 2002, 2001, and 2000                                                                     34
   Summary of Significant Accounting Policies                                                                35
   Notes to Consolidated Financial Statements                                                                40

   Financial Statement Schedules:

   Report of Independent Accountants                                                                         51
   Independent Auditors' Report                                                                              52
   Schedule II - Consolidated Valuation and Qualifying Accounts                                              53

   All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of ElkCorp (formerly Elcor Corporation)

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of ElkCorp (formerly Elcor Corporation) and its subsidiaries at June 30, 2002, and the results of their operations and their cash flows for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
----------------------------------
PricewaterhouseCoopers LLP

Dallas, Texas
August 16, 2002

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors,
Elcor Corporation

We have audited the accompanying consolidated balance sheets of Elcor Corporation (a Delaware corporation) and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elcor Corporation and subsidiaries as of June 30, 2001 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP
Arthur Andersen LLP

Dallas, Texas
August 13, 2001




This is a copy of the audit report previously issued by Arthur Andersen LLP for the consolidated balance sheet as of June 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2001. This audit report has not been reissued by Andersen in connection with this annual report. See Item 9 and
Exhibit 23.2 for further information.

                                          ELKCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

($ In thousands)                                                             June 30,
                                                                   ------------------------------
Assets                                                                 2002              2001
                                                                   ------------      ------------
Current Assets
    Cash and cash equivalents                                      $     12,436      $        128
    Trade receivables, less allowance of $734 and $985                   94,764            73,660
    Inventories                                                          46,910            51,016
    Prepaid expenses and other                                            9,474             8,487
    Deferred income taxes                                                 5,727             3,977
                                                                   ------------      ------------
    Total current assets                                                169,311           137,268
                                                                   ------------      ------------

Property, Plant and Equipment, at Cost
    Land                                                                  5,290             5,885
    Buildings                                                            90,896            93,783
    Machinery and equipment                                             223,246           215,768
    Construction in progress                                              1,263             1,429
                                                                   ------------      ------------
                                                                        320,695           316,865
    Less - Accumulated depreciation                                    (114,216)          (96,829)
                                                                   ------------      ------------
    Property, plant and equipment, net                                  206,479           220,036
                                                                   ------------      ------------

Other Assets                                                              5,638             2,744
                                                                   ------------      ------------
                                                                   $    381,428      $    360,048
                                                                   ============      ============

Liabilities and Shareholders' Equity

Current Liabilities
    Accounts payable                                               $     27,418      $     37,159
    Accrued liabilities                                                  24,655            10,875
                                                                   ------------      ------------
    Total current liabilities                                            52,073            48,034
                                                                   ------------      ------------

Long-Term Debt                                                          119,718           123,300
                                                                   ------------      ------------

Deferred Income Taxes                                                    33,545            26,612
                                                                   ------------      ------------

Commitments and Contingencies  (See Note)

Shareholders' Equity
    Common stock ($1 par, 19,988,074 shares issued)                      19,988            19,988
    Paid-in capital                                                      58,419            58,368
    Accumulated other comprehensive income                                   31                --
    Retained earnings                                                   106,772            95,552
                                                                   ------------      ------------
                                                                        185,210           173,908
    Less - Treasury stock (527,076 and 758,609 shares at cost)           (9,118)          (11,806)
                                                                   ------------      ------------
    Total shareholders' equity                                          176,092           162,102
                                                                   ------------      ------------
                                                                   $    381,428      $    360,048
                                                                   ============      ============

================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

($ In thousands, except per share data)                   Year Ended June 30,
                                            ------------------------------------------------
                                                2002              2001              2000
                                            ------------      ------------      ------------

Sales                                       $    506,526      $    379,156      $    395,198
                                            ------------      ------------      ------------

Costs and Expenses

    Cost of goods sold                           410,277           313,605           307,440
    Selling, general and administrative           59,391            48,197            39,699
    Noncash stock option compensation              6,034                --                --
                                            ------------      ------------      ------------
Income From Operations                            30,824            17,354            48,059
                                            ------------      ------------      ------------

Other Income (Expense)

    Interest expense                              (6,192)           (3,494)           (1,355)
    Gain from involuntary conversion                  --                --             1,292
    Other                                            105               103               193
                                            ------------      ------------      ------------

Income Before Income Taxes                        24,737            13,963            48,189

    Provision for income taxes                     9,644             5,201            18,257
                                            ------------      ------------      ------------

Net Income                                  $     15,093      $      8,762      $     29,932
                                            ============      ============      ============

Income Per Common Share:
    Basic                                   $        .78      $        .45      $       1.53
                                            ============      ============      ============
    Diluted                                 $        .77      $        .45      $       1.49
                                            ============      ============      ============


================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In thousands)                                                                   Year Ended June 30,
                                                                    ------------------------------------------------
                                                                        2002              2001              2000
                                                                    ------------      ------------      ------------
Cash Flows From Operating Activities

Net income                                                          $     15,093      $      8,762      $     29,932
Adjustments to reconcile net income to net cash from
operating activities:
    Depreciation and amortization, including $3,360 of                    21,331            13,697            10,671
      impairment in 2002
    Gain from involuntary conversion                                          --                --            (1,292)
    Deferred income taxes                                                  5,183             4,374             2,325
    Changes in assets and liabilities:
        Trade receivables                                                (21,104)           (1,948)            1,154
        Inventories                                                        4,106           (10,051)          (15,195)
        Prepaid expenses and other                                          (987)           (4,175)            3,022
        Accounts payable                                                  (9,741)            1,125            17,967
        Accrued liabilities                                               13,780            (1,378)           (3,564)
                                                                    ------------      ------------      ------------
    Net cash provided by operating activities                             27,661            10,406            45,020
                                                                    ------------      ------------      ------------

Cash Flows From Investing Activities

Additions to property, plant and equipment                               (11,378)          (38,543)          (70,091)
Insurance proceeds from involuntary conversion                                --                --             2,310
Other, net                                                                   741               127               256
                                                                    ------------      ------------      ------------
    Net cash used for investing activities                               (10,637)          (38,416)          (67,525)
                                                                    ------------      ------------      ------------

Cash Flows From Financing Activities

Borrowings (repayments) on Revolving Credit Facility, net               (123,300)           32,000            28,300
Proceeds from sale of Senior Notes                                       120,000                --                --
Dividends paid on common stock                                            (3,873)           (3,851)           (3,923)
Treasury stock transactions and exercises of stock options, net            2,739            (4,713)           (1,356)
Other                                                                       (282)               --                --
                                                                    ------------      ------------      ------------
    Net cash provided by (used for) financing activities                  (4,716)           23,436            23,021
                                                                    ------------      ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                      12,308            (4,574)              516
Cash and Cash Equivalents at Beginning of Year                               128             4,702             4,186
                                                                    ------------      ------------      ------------
Cash and Cash Equivalents at End of Year                            $     12,436      $        128      $      4,702
                                                                    ============      ============      ============



================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

                            ELKCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ In thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                                                             Other          Total
                             Comprehensive      Common     Paid-in        Retained        Treasury   Comprehensive  Shareholders'
                                    Income       Stock     Capital        Earnings           Stock          Income         Equity
                             -------------   ---------   ---------    ------------    ------------   -------------  -------------
Balance, June 30, 1999                       $  19,988   $  59,586    $     64,632    $     (6,955)   $         --   $    137,251

Net income and
comprehensive income          $     29,932          --          --          29,932              --              --         29,932
                              ============
Treasury stock purchases                            --          --              --          (2,449)             --         (2,449)
Exercises of stock options,
net of tax benefit of $10                           --      (1,106)             --           2,199              --          1,093
Dividends, $.20 per share                           --          --          (3,923)             --              --         (3,923)


                                             ---------   ---------    ------------    ------------    ------------   ------------

Balance, June 30, 2000                          19,988      58,480          90,641          (7,205)             --        161,904

Net income and
comprehensive income          $      8,762          --          --           8,762              --              --          8,762
                              ============
Treasury stock purchases                            --          --              --          (5,436)             --         (5,436)
Exercises of stock options,
net of tax benefit of $148                          --        (112)             --             835              --            723
Dividends, $.20 per share                           --          --          (3,851)             --              --         (3,851)


                                             ---------   ---------    ------------    ------------    ------------   ------------

Balance, June 30, 2001                          19,988      58,368          95,552         (11,806)             --        162,102

Comprehensive income:
Net income                    $     15,093          --          --          15,093              --              --         15,093
Unrealized gains on
derivatives, net of tax                 31          --          --              --              --              31             31

Comprehensive income          $     15,124
                              ============
Exercises of stock options,
net of tax benefit of $757                          --          51              --           2,688              --          2,739
Dividends, $.20 per share                           --          --          (3,873)             --              --         (3,873)


                                             ---------   ---------    ------------    ------------    ------------   ------------
Balance, June 30, 2002                       $  19,988   $  58,419    $    106,772    $     (9,118)   $         31   $    176,092
                                             =========   =========    ============    =============   ============   ============


================================================================================
The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Effective September 1, 2002, the company changed its corporate name from Elcor Corporation to ElkCorp to better identify itself with the Elk brand name of its principal Building Products subsidiaries.

         The company is segregated and managed as two segments: Elk Premium Building Products (Building Products) and Elk Technologies (Other, Technologies). The Building Products group consists of the various operating subsidiaries of Elk Premium Building Products, Inc. (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles and (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries. Building Products accounted for 91% of consolidated sales in fiscal 2002.

         The Other, Technologies segment consists of the operations that are not part of the Building Products segment. These dissimilar operations are combined into one segment beginning in fiscal 2002, as none individually meet the materiality criteria for separate segment reporting. Prior to fiscal 2002, the Other, Technologies segment was shown as two separate segments: Electronics Manufacturing Services and Industrial Products. The businesses aggregated together as the Other, Technologies segment accounted for 9% of consolidated sales in fiscal 2002.

         The operations included as Other, Technologies are (1) the operating subsidiaries of Cybershield, Inc. (collectively Cybershield), which apply precise conductive metal coatings to plastic components utilized in electronics enclosures to control the electromagnetic and radio frequency emissions of such devices, and to create circuitry and antennae for digital wireless cellular phones, consumer electronics equipment, and various other industries; (2) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes for the railroad, marine and various other industries; and (3) Ortloff Engineers, LTD (Ortloff), a leading supplier of proprietary technologies and related engineering services to the natural gas processing industry. A fourth operation, Elk Technologies, Inc., was recently incorporated to develop and market fabrics featuring VersaShield fire retardant coating for use outside of traditional building products applications, including mattresses, furniture, curtains and bed clothing. This business has not yet produced commercial sales.

PRINCIPLES OF CONSOLIDATION / USE OF ESTIMATES

         The consolidated financial statements include the accounts of the company and all subsidiaries after elimination of significant intercompany balances and transactions. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates upon subsequent resolution of the identified matters.

CASH AND CASH EQUIVALENTS

         Cash equivalents are highly liquid investments purchased with an original maturity of, or which are subject to redemption in, three months or less.

CONCENTRATION OF CREDIT RISK

         The majority of the company's sales are in the Building Products segment, which accounted for 91% of consolidated sales in fiscal 2002. Its primary customers are building materials distributors. For several years, the building materials distribution industry has consolidated at a rapid pace with many smaller independent distributors being acquired by larger national building materials distributors. The ten largest Building Products customers typically account for approximately 40% to 50% of annual consolidated sales. One customer accounted for 17%, 20% and 17% of consolidated sales in fiscal years 2002, 2001 and 2000, respectively. The company performs ongoing credit evaluations and maintains reserves for potential credit losses.

REVENUE RECOGNITION

         Significant revenue recognition policies are as follows:

         o Manufactured Products - Revenue is recognized at the time products are shipped to customers. All risks and rewards of ownership pass to the customer upon shipment. Damaged or defective products may be returned for replacement or credit. In Building Products, sales volume rebates or contractual allowance payments are offered to customers based on their level of sales activity. The effects of returns, discounts and other incentives are estimated and recorded at the time of shipment. Volume rebates and allowances are estimated and recorded based on sales activity.

         o Service Revenues - Service revenues and related expenses are immaterial and are not disaggregated in the financial statements. When services are provided, generally by companies in Other, Technologies, revenue is recognized as services are performed.

         o License Fees - License fees are generally recognized by Ortloff when a customer contracts for a nonexclusive license to use the inventions covered by company patents. Licenses are granted without term.

SHIPPING AND HANDLING COSTS

         In accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," freight costs for all reporting periods are included in cost of goods sold.

INVENTORIES

         Inventories are stated at the lower of cost (including direct materials, labor, and applicable overhead) or market, using the first-in, first-out (FIFO) method. Inventories were comprised of:

                                   (In thousands)
                                      June 30,
                         ----------------------------------
                             2002                  2001
                         ------------          ------------
Raw Materials            $      9,484          $     10,822
Work-In-Process                   538                   411
Finished Goods                 36,888                39,783
                         ------------          ------------
                         $     46,910          $     51,016
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
               Office furniture and equipment          5 - 12 years

         During 2002, 2001 and 2000, the company recorded to expense $17,869,000, $13,603,000 and $10,625,000, respectively, in depreciation expense.

         The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2002, no interest was capitalized. In 2001 and 2000, $5,337,000 and $2,708,000 of interest cost was capitalized, respectively.

GOODWILL

         Goodwill is amortized on a straight line basis over twenty years. Unamortized goodwill at June 30, 2001 was $837,000. At June 30, 2002, all unamortized goodwill had been written off in connection with the consolidation of Cybershield's operations in March 2002.

LONG-LIVED ASSETS

         The company assesses long-lived assets for impairment under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The carrying amount of long-lived assets, including goodwill, is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the long-lived assets over the remaining period of use, the carrying amount of the long-lived assets is reduced to estimated fair value of the impaired assets. In fiscal 2002, the company recorded a $3,360,000 impairment charge for the writedown of long-lived assets at Cybershield's Canton, Georgia manufacturing facility. The impairment charge is included as a component of cost of sales in the accompanying statement of operations.

INCOME TAXES

         Deferred income taxes are provided to reflect temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities using presently enacted tax rates.

SUPPLEMENTAL CASH FLOWS

         Supplemental cash flow amounts were as follows:

                                                (In thousands)
                                                   June 30,
                           --------------------------------------------------------
                               2002                  2001                  2000
                           ------------          ------------          ------------
Interest paid              $      5,961          $      9,280          $      3,476
Income taxes paid          $      2,805          $      3,284          $     18,027

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Derivatives are held as part of a formally documented risk management program. No derivatives are held for trading purposes. The company measures hedge effectiveness by formally assessing, on a quarterly basis, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense in the current period.

         In November 2001, the company adopted an Energy Risk Management Policy and an Energy Committee was appointed to develop strategies to manage the company's risks of adverse changes in the energy markets. The company has entered into hedge transactions to set the price relating to approximately 50% of its anticipated use of natural gas not subject to fixed rate contracts through October 2002. For this cash flow hedge, the fair value of the derivative was recorded on the balance sheet. The effective portion of the changes in the fair value of this derivative is recorded in other comprehensive income and reclassified to cost of sales in the period in which earnings are impacted by the hedged items. At June 30, 2002, Accumulated Other Comprehensive Income was made up of $50,000 ($31,000 net of tax) relating to the cash flow hedge of natural gas usage.

         The Board of Directors and company management determined that prudent interest rate strategy is to maintain a debt mix that is balanced between fixed rate debt and variable rate debt. In June 2002, the company entered into a receive fixed, pay floating interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of debt through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable.

         The company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments. Although nonperformance is possible, the company does not anticipate nonperformance, as such contracts are, in management's opinion, with creditworthy counterparties.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of the company's cash, cash equivalents, trade receivables, accounts payable, long-term debt and derivative instruments approximates fair value.

NEW ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The company will adopt SFAS No. 142, effective July 1, 2002. Subsequent to the adoption of SFAS No. 142, goodwill must be tested for impairment annually and recorded goodwill is not amortized. At June 30, 2002, the company had no unamortized goodwill or other significant intangible assets covered by SFAS No. 142. The company does not believe the adoption of SFAS No. 142 will have a material impact on the company's financial position or results of operations.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for the company in fiscal 2004. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Based on current circumstances, the company does not believe the adoption of SFAS No. 143 will have a material impact on the company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for the Company on July 1, 2002. Based on current circumstances, the company does not expect the impact of its adoption to be material to its financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The company has no currently anticipated exit or disposal activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

         Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

                                                                     (In thousands, except per share data)
                                                           --------------------------------------------------------
                                                               2002                  2001                  2000
                                                           ------------          ------------          ------------

Net income                                                 $     15,093          $      8,762          $     29,932
                                                           ============          ============          ============

Denominator for basic earnings per share-weighted
average shares outstanding                                       19,311                19,322                19,577

Effect of dilutive securities:
  Employee stock options                                            346                   171                   509
                                                           ------------          ------------          ------------

Denominator for dilutive earnings per share -
adjusted weighted average shares and assumed
issuance of shares purchased under the incentive
stock option plan using the treasury stock method                19,657                19,493                20,086
                                                           ============          ============          ============

Basic earnings per share                                   $        .78          $        .45          $       1.53
                                                           ============          ============          ============

Diluted earnings per share                                 $        .77          $        .45          $       1.49
                                                           ============          ============          ============


LONG-TERM DEBT

(In thousands)                                          June 30,
                                          -----------------------------------
                                              2002                   2001
                                          ------------           ------------
Senior Notes                              $    120,000           $         --
Fair value of interest rate swap                  (282)                    --
Revolving Credit Facility                           --                123,300
                                          ------------           ------------
                                          $    119,718           $    123,300
                                          ============           ============

         In June 2002, the company issued $120,000,000 of Senior Notes (Notes). Of the Notes, $60,000,000 mature in fiscal 2009 and carry a coupon rate of 6.99%, and $60,000,000 mature in fiscal 2012 and carry a coupon rate of 7.49%. Interest is payable semiannually on June 15 and December 15 of each year. The proceeds from these borrowings were used to repay amounts outstanding under the Revolving Credit Facility and for general corporate purposes.

         In conjunction with the sale of the Notes, the company reduced its Revolving Credit Facility (Facility) from $175,000,000 to $100,000,000 of primary credit, including up to a maximum of $10,000,000 in letters of credit through November 30, 2005. At June 30, 2002, letters of credit totaling $2,584,000 were outstanding. Borrowings under the Facility bear interest at (1) the lender's prime rate, or (2) at the company's option, a Eurodollar rate, in each case plus specified basis points based on the company's leverage ratio, as defined, at each quarter end. The Facility also provides for a commitment fee on the average unused portion of the line. The commitment fee rate is also determined by the company's leverage ratio. No borrowings were outstanding on the Facility at June 30, 2002.

         Both the Notes and the Facility require that the company maintain a specified minimum consolidated net worth, and a maximum capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. At June 30, 2002, the company was in compliance with all requirements. Dividend payments and stock repurchases are also limited to certain specified levels by the Facility agreement.

         The company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

SHAREHOLDERS' EQUITY

         Authorized common stock, par value $1.00, is 100,000,000 shares, of which 19,988,074 shares were issued at June 30, 2002. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.

SHAREHOLDER RIGHTS PLAN

         On May 26, 1998, the company's Board of Directors adopted a new Shareholder Rights Plan which took effect when the existing rights plan expired on July 8, 1998. Under the new plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of the company held by the shareholders of record as of the close of business on July 8, 1998. Until the occurrence of certain events, the rights are represented by and trade in tandem with common stock. Each right will separate and entitle shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Related Person), other than certain bona fide institutional investors to whom a 20% threshold applies, acquire beneficial ownership of 15% or more of the company's common stock, all rights not held by the Related Person become rights to purchase one one-hundredth of a share of preferred stock for $110 or $110 of ElkCorp common stock at a 50% discount. If after such an event the company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip over" right to buy discounted stock in the surviving entity.

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

Information relating to options is as follows:

                                                                                                          Weighted
                                                          Number               Option Price            Average Option
                                                         of Shares           Range per Share           Price per Share
                                                         ---------          ------------------         ---------------
Outstanding at June 30, 1999                               932,075           $3.89  -   $23.17             $11.85
  Granted                                                  454,290          $23.50  -   $34.25             $27.85
  Cancelled                                                 (9,437)          $8.44  -   $28.04             $20.41
  Exercised                                               (135,480)          $3.89  -   $23.17              $8.07
                                                         ---------
Outstanding at June 30, 2000                             1,241,448           $5.39  -   $34.25             $18.05
  Granted                                                  538,500          $11.31  -   $19.94             $19.09
  Cancelled                                                (50,479)          $7.56  -   $28.04             $17.59
  Exercised                                                (58,935)          $5.39  -   $14.67              $8.49
                                                         ---------
Outstanding at June 30, 2001                             1,670,534           $7.56  -   $34.25             $18.74
  Granted                                                  357,260          $17.20  -   $26.04             $20.20
  Cancelled                                                (48,137)          $8.44  -   $28.04             $21.45
  Exercised                                               (278,011)          $8.33  -   $19.94             $11.47
                                                         ---------
Outstanding at June 30, 2002                             1,701,646           $7.56  -   $34.25             $20.16
                                                         =========

The following table summarizes information about options outstanding at June 30, 2002:

                                        Options Outstanding                                Options Exercisable
                          -------------------------------------------------        -----------------------------------
                                                   Weighted-Average
                                           --------------------------------
   Range of Exercise         Number            Remaining           Exercise          Number           Weighted Average
        Prices            Outstanding      Contractual Life          Price         Exercisable         Exercise Price
   -----------------      -----------      ----------------        --------        -----------        ----------------
     $7.56 - $14.99          311,543           4.35 yrs.            $11.38            214,045               $10.63
    $15.00 - $23.45          965,043           8.27 yrs.            $19.59            361,441               $19.50
    $23.50 - $34.25          425,060           7.12 yrs.            $27.88            289,068               $27.78

         At June 30, 2002, 2001 and 2000, options for 864,554, 508,857, and
339,239 shares were exercisable, respectively. A total of 665,006, 974,129, and 1,462,150 shares were reserved for future grants at June 30, 2002, 2001 and 2000, respectively.

         Beginning in fiscal 1997, the company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Pro forma information regarding net income and income per share set forth below has been determined as if the company had accounted for its stock options under the fair value methodology prescribed by SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2002, 2001 and 2000; dividend yields of 1.0%,

1.1%, and 0.7%; risk-free interest rates of 5.1%, 6.2%, and 6.3%; expected market price volatility of .42, .432, and .421; and expected lives of options of
9.0 years. Based on this model, the weighted average fair value of stock options granted in fiscal 2002, 2001 and 2000 was $11.94, $10.42 and $15.67, respectively, per share.

(In thousands,
except per share data)                               2002                  2001                 2000
---------------------------------------          ------------          ------------          ------------

Net income, as reported                          $     15,093          $      8,762          $     29,932
Net income, pro forma                            $     15,040          $      6,651          $     27,280
Income per share - basic, as reported            $        .78          $        .45          $       1.53
Income per share - basic, pro forma              $        .78          $        .34          $       1.39
Income per share - diluted, as reported          $        .77          $        .45          $       1.49
Income per share - diluted, pro forma            $        .77          $        .34          $       1.36

         Net income pro forma, includes an add back of $3,922,000 for the after-tax effect of noncash stock option compensation recorded to expense in fiscal 2002 using APB No. 25 methodology, net of $3,975,000 after-tax effect of stock option expense calculated using SFAS No. 123 methodology. Pro forma earnings per share, excluding only noncash stock option compensation, for fiscal 2002 was $19,015,000, or $.98 per share-basic and $.97 per share-diluted. The pro forma amounts presented above may not be representative of the effects on reported net income for future years.

         The company's Employee Stock Ownership Plan (ESOP) became effective January 1, 1981. Under the plan, the company contributes a percentage of each participant's annual compensation into a trust, either as treasury stock contributions or cash, which is then used to purchase ElkCorp common stock. Employees vest 20% after one year of employment and 20% per year thereafter, with the stock distributed at retirement, death, disability, or as authorized by the Plan Administrative Committee. Effective January 1, 1990, the company established an Employee Savings Plan under Internal Revenue Code section 401(k). Under the 401(k) Plan, the company may contribute a percentage of each participant's annual compensation into the 401(k) Plan to be invested among various defined alternatives at the participants' direction. Vesting of company contributions is in accordance with the same schedule as that of the ESOP. All full-time employees, except those covered by plans established through collective bargaining, are eligible for participation in the above plans after meeting minimum service requirements.

         Since 1998, the Board of Directors annually has authorized total contributions of 5.0%, including forfeitures, of each participant's annual compensation, as defined, split equally between the ESOP and 401(k) Plans. In addition, the company contributes an additional $.50 for every $1.00 of employee contributions into the 401(k) Plan limited to a maximum matching of 2% of an employee's compensation. Total contributions charged to expense for these plans were $3,140,000, $2,558,000 and $2,466,000, in 2002, 2001 and 2000,
respectively.

         Under the company's Stock/Loan Plan, which became effective July 1, 1975, approximately 200 employees have been granted loans, based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the company's common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 2002 and 2001 totaling

$1,105,000 and $1,551,000, respectively, are included in other assets. As a result of certain provisions of the Sarbanes - Oxley Act of 2002, no loans will be granted to executive officers of ElkCorp subsequent to fiscal 2002.

NONCASH STOCK OPTION COMPENSATION

         In prior periods, the company followed the "fixed" method of accounting for all employee stock options under APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense was recorded in prior periods with respect to the company's stock option plan as options were granted with an exercise price equal to the stock's fair market value at date of grant.

         The company's 1998 Incentive Stock Option Plan contains a cashless exercise provision that permits an optionee to relinquish vested options to the company in exchange for common shares having a current market value equal to the net exercised market value of the relinquished options. Under APB No. 25, the aforementioned cashless relinquishment feature can potentially cause options issued under the 1998 Plan to be considered stock appreciation rights ("SAR's") in substance, if not in form, unless past experience and economic incentives indicate that optionees are more likely to exercise, rather than relinquish, the options. Under APB No. 25, SAR's are accounted for using "variable" accounting whereby income is charged (or credited) during each accounting period to reflect any excess of the market value of shares underlying vested SAR's, over the exercise price of vested SAR's.

         It was never the company's intention to issue SAR's under the 1998 Plan. Prior to March 2002, no optionee ever utilized the cashless relinquishment alternative, and a total of only three optionees, none being executive officers of the company, have ever utilized this exercise alternative. The company believed that its prior use of "fixed" accounting for options outstanding under the 1998 Plan was appropriate. However, in the current year the company determined that options granted under the 1998 Plan should have been accounted for using "variable" option accounting.

         The retroactive application of "variable" option accounting would not have a material effect on the company's cumulative net income since adoption of the 1998 Plan. However, the use of "variable" option accounting significantly decreased the company's pretax income for the fiscal year ending June 30, 2002, as the company's share price increased significantly during fiscal 2002. The retroactive application of "variable" accounting reduced cumulative pretax income for all fiscal years prior to fiscal 2002 by $671,000. This amount has been included in the $6,034,000 of pretax noncash stock option compensation recorded for fiscal 2002. The impact of variable accounting on any full fiscal year preceding fiscal 2002 was not material.

         In keeping with the company's original intent, on August 13, 2002, the Compensation Committee of the Board of Directors terminated the availability of the relinquishment alternative under the 1998 Plan, thereby removing any question regarding the appropriateness of "fixed" accounting for these employee stock options after August 13, 2002. Based on this action, together with a decline in the company's share price subsequent to June 30, 2002, the company expects to record a reversal of fiscal 2002 noncash stock option compensation expense of approximately $5,400,000 in the first quarter of fiscal 2003. Thereafter, the company will again utilize the "fixed" method of stock option accounting.

COMMITMENTS AND CONTINGENCIES

         The company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2007. Total rental expense was $2,912,000 in 2002, $2,436,000 in 2001, and $1,787,000 in 2000. At June 30, 2002, future minimum rental commitments under noncancellable operating leases, payable over the remaining lives of the leases, are:

               (In thousands)
Fiscal         Minimum Rental
 Year           Commitments
------         --------------

 2003           $      1,845
 2004                  1,084
 2005                    233
 2006                    151
 2007                    113
                ------------
Total           $      3,426
                ============

         The company's subsidiaries provide certain warranties for their products which are generally limited to being free from defects in materials or manufacturing workmanship affecting performance or meeting specified manufacturing and material specifications. During 2002, 2001 and 2000, the company recorded to expense $2,769,000, $1,680,000 and $1,773,000, respectively, in warranty claim settlements and reserves.

         In February 2000, Wedgewood Knolls Condominium Association filed a purported class action in the United States District Court in Newark, New Jersey which, as amended, names two Elk subsidiaries. The purported nationwide class would include purchasers or current owners of buildings with certain Elk asphalt shingles installed between January 1, 1980 and present. The suit alleges, among other things, that the shingles were uniformly defective. It seeks various remedies including damages and reformation of the limited warranty applicable to the shingles on behalf of the plaintiff and the purported class. In late March 2002, the United States District Court for the District of New Jersey issued its opinion denying the plaintiff's motion for class certification in the Wedgewood Knolls lawsuit pending against Elk.

         In June 2000, an individual homeowner filed a purported class action, Lastih v. Elk Corporation of Alabama, in the Judicial District of Hartford, Connecticut. The Lastih suit involves similar class allegations and claims to those asserted in the Wedgewood Knolls suit described above.

         Elk has denied the claims asserted in both actions, and vigorously defended them. Elk has reached an agreement in principle to settle with all plaintiffs represented by the law firm prosecuting the Wedgewood Knolls and Lastih cases, including without limitation Wedgewood Knolls Condominium Association, Lastih and several other individual plaintiffs. The settlement would not be a class settlement and would not have a material adverse effect on the company's consolidated results of operations, financial condition or liquidity. The settlement is still subject to the negotiation and execution of a definitive written settlement agreement.

         On April 3, 2002, CertainTeed Corporation filed suit in the United States District Court for the Eastern District of Pennsylvania, Philadelphia, Pennsylvania for alleged patent infringement against the company and two of its Elk affiliates. The suit, in essence, claims that Elk's Capstone shingle infringes three CertainTeed patents, and seeks preliminary and permanent injunctive relief, damages and attorneys' fees. The case is in the early stages of discovery. The company believes that the suit is meritless and intends to vigorously defend it. It believes that the company and its named affiliates have strong defenses to the suit, but the company cannot predict with certainty whether the suit will have a material adverse effect on its consolidated results of operations, financial position or liquidity.

         The company and its subsidiaries are involved in various other legal actions and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

         Chromium has engaged in limited remediation activities at its former plating operation, closed in 1999, at what is now Cybershield's Lufkin, Texas manufacturing facility. Soil sampling results from a pre-closing environmental evaluation of the site indicated localized problems. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the TCEQ reviews the voluntary cleanup plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing clean up to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

         Chromium submitted a work plan, which the TCEQ recently approved, for a supplemental groundwater and soil assessment at the facility. The plan was designed to, among other things, further define the problems at the site. Chromium is preparing to implement that plan. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Until Chromium has the results from its supplemental assessment and TCEQ approval of a cleanup plan, it is unable to estimate remediation costs, which may or may not be material.

         The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Other than the possible costs associated with the previously described Chromium matter, the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or results of operations by reason of environmental laws and regulations. Such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's manufacturing operations utilize hazardous materials in their production processes. As a result, the company incurs costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such known remediation activities.

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

NONRECURRING ITEMS

         In fiscal 2002, the company reached a cash settlement relating to a dispute with a vendor and the company recorded $5,625,000 of nonrecurring income. The cash settlement primarily represented a reimbursement of costs previously recorded to expense as selling, general and administrative costs. This cash settlement is recorded as a reduction of selling, general and administrative costs in fiscal 2002.

         In fiscal 2002, the company's Cybershield subsidiary consolidated its operations. Accordingly, the Georgia facility was closed, and certain employees and manufacturing equipment transferred to Cybershield's Texas facility. In fiscal 2002, the company recorded a nonrecurring charge of $5,273,000, including noncash costs of $3,600,000 (primarily related to the impairment of property, plant and equipment and goodwill, and an inventory writedown) and other costs of $1,673,000 (primarily related to severance, relocation costs and the settlement of a dispute with a customer concerning certain inventory produced at the Georgia facility for that customer). All such costs were incurred prior to June 30, 2002. There are no material remaining actions to complete closure of the facility. The charge is included as a component of cost of sales.

         In fiscal 2000, all operations of Chromium Corporation's reciprocating engine components business at the Lufkin, Texas facility were transferred to the Cleveland, Ohio plant. Costs to relocate equipment and other consolidation items of approximately $750,000 and $3,400,000 were incurred and recorded to cost of sales in fiscal 2001 and 2000, respectively.

ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                        (In thousands)
                                                          June 30,
                                            ----------------------------------
                                                2002                  2001
                                            ------------          ------------
Product warranty reserves                   $      2,395          $      1,722
Self-insurance reserves                            1,061                   760
Compensation and employee benefits                 8,585                 3,413
Noncash stock option compensation                  5,896                    --
All other                                          6,718                 4,980
                                            ------------          ------------
                                            $     24,655          $     10,875
                                            ============          ============

INCOME TAXES

         The company's effective tax rate was 39.0% in 2002, 37.3% in 2001, and 37.9% in 2000. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:

                                                             2002                   2001                   2000
                                                         ------------           ------------           ------------

Federal statutory tax rate                                       35.0%                  35.0%                  35.0%
Change in tax rate resulting from:
  State income taxes, net of federal tax effect                   3.2%                   1.0%                   2.6%
  Miscellaneous items                                              .8%                   1.3%                    .3%
                                                         ------------           ------------           ------------
                                                                 39.0%                  37.3%                  37.9%
                                                         ============           ============           ============

Components of the income tax provisions consist of the following:

                                              (In thousands)
                             2002                  2001                  2000
                         ------------          ------------          ------------
Federal:
  Current                $      3,661          $        568          $     14,768
  Deferred, net                 5,183                 4,374                 1,814
State                             800                   259                 1,675
                         ------------          ------------          ------------
                         $      9,644          $      5,201          $     18,257
                         ============          ============          ============

The significant components of the company's deferred tax assets and liabilities are summarized below:

                                                                              (In thousands)
                                                             2002                   2001                   2000
                                                         ------------           ------------           ------------
Deferred tax assets:
    Accrued liabilities, difference in                   $      4,249           $      1,683           $      2,103
      expense recognition
    Receivables, bad debt reserve                                 257                    345                    337
    Inventories, difference in capitalization                     979                  1,346                    382
     Alternative minimum taxes paid                                --                    530                     --
     Nonqualified deferred compensation plan                      262                     73                     --
     Asset impairment                                           1,115                     --                     --
                                                         ------------           ------------           ------------
                                                                6,862                  3,977                  2,822
                                                         ------------           ------------           ------------

Deferred tax liabilities:
    Fixed assets, primarily depreciation method
      differences and deferred testing costs                  (34,660)               (26,612)               (21,083)
     Other                                                        (20)                    --                     --

                                                         ------------           ------------           ------------
                                                              (34,680)               (26,612)               (21,083)
                                                         ------------           ------------           ------------

Net deferred tax liability                               $    (27,818)          $    (22,635)          $    (18,261)
                                                         ============           ============           ============

FINANCIAL INFORMATION BY COMPANY SEGMENTS

                                                                                (In thousands)
                                                              2002                   2001                   2000
                                                          ------------           ------------           ------------
SALES
Building Products                                         $    459,673           $    335,971           $    350,319
                                                          ------------           ------------           ------------
   Electronics Manufacturing Services                               --                 29,528                 33,420
   Industrial Products                                              --                 13,561                 11,300
                                                          ------------           ------------           ------------
Other, Technologies                                             46,853                 43,089                 44,720
Corporate                                                           --                     96                    159
                                                          ------------           ------------           ------------
                                                          $    506,526           $    379,156           $    395,198
                                                          ============           ============           ============

OPERATING PROFIT (LOSS)
Building Products                                         $     53,325           $     25,539           $     53,024
                                                          ------------           ------------           ------------
   Electronics Manufacturing Services                               --                  1,392                  4,904
   Industrial Products                                              --                   (735)                (4,653)
                                                          ------------           ------------           ------------
Other, Technologies                                             (4,354)                   657                    251
Corporate                                                      (18,147)                (8,842)                (5,216)
                                                          ------------           ------------           ------------
                                                                30,824                 17,354                 48,059
Other income                                                       105                    103                  1,485
Interest expense                                                (6,192)                (3,494)                (1,355)
                                                          ------------           ------------           ------------
Income before income taxes                                $     24,737           $     13,963           $     48,189
                                                          ============           ============           ============

IDENTIFIABLE ASSETS
Building Products                                         $    314,668           $    297,727           $    265,944
                                                          ------------           ------------           ------------
   Electronics Manufacturing Services                               --                 31,805                 25,707
   Industrial Products                                              --                  9,303                  8,076
                                                          ------------           ------------           ------------
Other, Technologies                                             32,420                 41,108                 33,783
Corporate                                                       34,340                 21,213                 22,847
                                                          ------------           ------------           ------------
                                                          $    381,428           $    360,048           $    322,574
                                                          ============           ============           ============

DEPRECIATION AND AMORTIZATION
Building Products                                         $     13,239           $      8,991           $      8,537
                                                          ------------           ------------           ------------
   Electronics Manufacturing Services                               --                  1,584                  1,671
   Industrial Products                                              --                    447                    347
                                                          ------------           ------------           ------------
Other, Technologies, including $3,360 impairment                 5,390                  2,031                  2,018
   in 2002
Corporate                                                        2,702                  2,675                    116
                                                          ------------           ------------           ------------
                                                          $     21,331           $     13,697           $     10,671
                                                          ============           ============           ============

CAPITAL EXPENDITURES
Building Products                                         $      9,161           $     33,385           $     58,658
                                                          ------------           ------------           ------------
   Electronics Manufacturing Services                               --                  3,941                  6,281
   Industrial Products                                              --                    947                  1,796
                                                          ------------           ------------           ------------
Other, Technologies                                              1,826                  4,888                  8,077
Corporate                                                          391                    270                  3,356
                                                          ------------           ------------           ------------
                                                          $     11,378           $     38,543           $     70,091
                                                          ============           ============           ============

QUARTERLY SUMMARY OF OPERATIONS

(Unaudited, $ in thousands, except per share amounts)

                                First Quarter            Second Quarter              Third Quarter             Fourth Quarter
                          ------------------------  ------------------------  ---------------------------  ------------------------
                             2002         2001         2002         2001         2002            2001         2002         2001
                          -----------  -----------  -----------  -----------  -----------     -----------  -----------  -----------

Sales                     $   143,219  $   101,215  $   113,128  $    81,073  $   119,175     $    88,458  $   131,004  $   108,410

Gross Profit                   26,715       19,782       23,021       14,795       19,330(1)       14,070       27,183       16,904

Net Income                      4,900        5,380        1,263          870        5,127           1,040        3,803        1,472

Net Income, as
previously
reported(2)                     5,834        4,944        3,889        1,005        2,929             937        6,363        1,876

Net Income per Share:

  Basic                           .25          .28          .07          .04          .26             .05          .20          .08
  Diluted                         .25          .28          .07          .04          .26             .05          .19          .08

Net Income per share, as
previously reported(2)

  Basic                           .30          .25          .20          .05          .15             .05          .33          .10
  Diluted                         .30          .25          .20          .05          .15             .05          .32          .10

(1) In the third quarter 2002 financial statements, gross profit was reduced by $4,851 of plant closure costs and related items pertaining to closing Cybershield's Canton, Georgia facility.

(2) Net income as previously reported has been restated due to the change in accounting for certain stock options from the fixed method to the variable method. Following is a summary of the after-tax effect of this change in accounting ($, in thousands) for all periods presented.

                           First Quarter            Second Quarter            Third Quarter           Fourth Quarter
                      -----------------------  -----------------------   ----------------------  -----------------------
                         2002         2001        2002         2001         2002        2001        2002         2001
                      ----------   ----------  ----------   ----------   ----------  ----------  ----------   ----------

Noncash stock option
compensation
(expense) income      $     (934)  $      436  $   (2,626)  $     (135)  $    2,198  $      103  $   (2,560)  $     (404)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
of ElkCorp (formerly Elcor Corporation):

Our audit of the consolidated financial statements referred to in our report dated August 16, 2002 appearing in the June 30, 2002 Annual Report on Form 10-K of ElkCorp (formerly Elcor Corporation) also included an audit of the financial statement schedule for the year ended June 30, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------------
PricewaterhouseCoopers LLP

Dallas, Texas
August 16, 2002

                          INDEPENDENT AUDITORS' REPORT
                            ON SUPPLEMENTAL SCHEDULES
                    DATED JUNE 30, 2001 AND JUNE 30, 2000(1)



To the Shareholders and Board of Directors of Elcor Corporation:

         We have audited in accordance with auditing standards generally accepted in the United States, the accompanying consolidated financial statements of Elcor Corporation and have issued our report thereon dated August 13, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Supplemental Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
--------------------------------
Arthur Andersen LLP

Dallas, Texas
August 13, 2001



(1) The company has not been able to obtain, after reasonable efforts, the reissued report of Authur Andersen LLP related to the 2001 and 2000 financial statement schedule. Therefore, a copy of their previously issued report is included. See Item 9 and Exhibit 23.2 for further information.

                            ELKCORP AND SUBSIDIARIES
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000


                             (DOLLARS IN THOUSANDS)

           Column A                  Column B                 Column C             Column D         Column E
                                                             Additions             Deductions
                                                   ----------------------------  ----------------
                                    Balance at      Charged to                   For Purposes For
                                   Beginning of     Costs and                     Which Reserves   Balance at End
          Description                 Period         Expenses         Other        Were Created       of Period
-------------------------------    ------------    ------------    ------------  ----------------  --------------

Year Ended June 30, 2002

CONSOLIDATED:

Allowance for doubtful accounts    $        985    $        439    $         --    $        690     $        734
                                   ============    ============    ============    ============     ============
Allowance for inventory
obsolescence                       $        126    $        366    $         --    $         --     $        492
                                   ============    ============    ============    ============     ============

Year Ended June 30, 2001

CONSOLIDATED:

Allowance for doubtful accounts    $        963    $        200    $         --    $       (178)    $        985
                                   ============    ============    ============    ============     ============
Allowance for inventory
obsolescence                       $        126    $         --    $         --    $         --     $        126
                                   ============    ============    ============    ============     ============

Year Ended June 30, 2000

CONSOLIDATED:

Allowance for doubtful accounts    $        967    $         --    $         --    $         (4)    $        963
                                   ============    ============    ============    ============     ============
Allowance for inventory
obsolescence                       $        297    $         --    $         --    $       (171)    $        126
                                   ============    ============    ============    ============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The company determined, for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Arthur Andersen LLP (Andersen) and to engage the services of PricewaterhouseCoopers LLP (PwC) as its new independent auditors. The change in auditors was approved by the audit committee of the Board of Directors and the Board of Directors of the company and was effective as of May 2, 2002. As a result, PwC audited the consolidated financial statements of the company and its subsidiaries for the fiscal year ended June 30, 2002.

           Andersen's reports on the company's consolidated financial statements for the fiscal years ended June 30, 2001 and June 30, 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 2001 and June 30, 2000, and through May 2, 2002 (the Relevant Period), (1) there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement(s) in connection with the company's consolidated financial statements for such years; and (2) there were no reportable events as described in Item 304(a)(1)(v) (Reportable Events) of the Commission's Regulation S-K.

         The company has provided a copy of the foregoing statements to Andersen. Attached as Exhibit 16 is a copy of Andersen's letter to the Securities and Exchange Commission, dated May 2, 2002, stating its agreement with such statements.

         During the Relevant Period, neither the company nor anyone acting on its behalf consulted with PwC regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the company's consolidated financial statements, or (2) any matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

         The company has been unable to obtain, after reasonable efforts, Arthur Andersen's written consent to the company's incorporation by reference into its registration statements of Arthur Andersen's audit report with respect to the company's financial statements as of June 30, 2001 and 2000, and for the years then ended. Under these circumstances, Rule 437a under the Securities Act of 1933 permits the company to file this Form 10-K without a written consent from Arthur Andersen. As a result, however, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act for any purchases of securities under the company's registration statements made on or after the date of this Form 10-K. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securties Act, including the company's officers and directors, may still rely on Arthur Andersen's original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning the Directors of the company required by this item is incorporated herein by reference to the material under the caption "Election of Directors" on pages 7 through 9 of the company's Proxy Statement dated September 20, 2002. Information concerning compliance with Section 16(a) of the Securities and Exchange Act is incorporated herein by reference to the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 25 of the company's Proxy Statement dated September 20, 2002. Information concerning the Executive Officers of the company is contained in Item 1 of this report under the caption "Executive Officers of the Company" on pages 11 and 12 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 16 through 25 of the company's Proxy Statement dated September 20, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information under the caption "ElkCorp Stock Ownership" and "Equity Compensation Plan Information" on pages 2 through 4 and page 24, respectively, of the company's Proxy Statement dated September 20, 2002. The company is aware of no material change in the beneficial ownership of any officer, director or beneficial owner of five percent or more of any class of its voting stock since the date such information was provided for the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated herein by reference to the material under the caption "Stock/Loan Balances" on page 24 of the company's Proxy Statement dated September 20, 2002.


ITEM 14. CONTROLS AND PROCEDURES

         Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)   1. Financial Statements

         The following financial statements of the company are set forth in Item 8 of this Annual Report on Form 10-K:


Report of Independent Accountants
Report of Previous Independent Accountants
Consolidated Balance Sheets at June 30, 2002, and 2001
Consolidated Statements of Operations for the years ended
 June 30, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended
 June 30, 2002, 2001, and 2000
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002, 2001, and 2000
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements

      2. Financial Statement Schedule

Report of Independent Accountants
Report of Previous Independent Accountants
Schedule II - Consolidated Valuation and Qualifying Accounts

         All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

      3. Executive Compensation Plans and Arrangements

         The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this report:

         1. Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.2 in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

         2. 1998 Amended and Restated Elcor Corporation Incentive Stock Option Plan filed as Exhibit 10.3 hereto and incorporated by reference to Appendix B in the Registrant's Proxy Statement dated September 18, 1998 (File No. 1-5341).

         3. Deferred Compensation Plan filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit 10.4 in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

B.       Reports on Form 8-K

        The company filed four Forms 8-K in the fourth quarter of fiscal 2002 as follows: On April 19, 2002, the company filed a Form 8-K relating to a press release containing "forward-looking statements" about its prospects for the future and certain other information concerning the company's disclosures under Regulation F-D. On May 8, 2002, the company filed a Form 8-K regarding a change in the company's Certifying Accountant. On June 12, 2002, a Form 8-K was filed relating to a press release on the sale of $120,000,000 Senior Unsecured Notes. On June 17, 2002, a Form 8-K was filed relating to a press release on the company entering into an interest rate swap.

C.       Exhibits

         **3.1 The Restated Certificate of Incorporation of the company, filed as Exhibit 3.1 to the company's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

         **3.11 Certificate of Amendment to Certificate of Incorporation dated December 2, 1998 (file No. 1-531).

         **3.2 Amended and Restated Bylaws of the company, filed as Exhibit 3 to the company's Annual Report on Form 10-K for the year ended June 30, 1981 and as Exhibit 3.2 to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1988 originally filed with the Securities and Exchange Commission on February 11, 1989 (File No. 1-5341).

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

         **4.12 Credit Agreement dated as of November 30, 2000 among Elcor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Bank of America Securties LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

         **4.13 First Amendment to Credit Agreement dated as of March 31, 2001 among Elcor Corporation, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.13 in the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

         **4.14 Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior Notes as filed as Exhibit 4.14 in the company's Form 8-K dated June 10, 2002 (File No. 1-5341).

         **10.1 Form of Executive Agreement filed as Exhibit 10.1 in the company's Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

         **10.2 Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 in the company's Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

         **10.3 1998 Amended and Restated Elcor Corporation Incentive Stock Option Plan filed as Appendix B in the company's Proxy Statement dated September 18, 1998 (File No. 1-5341).

         **10.4 Deferred Compensation Plan filed as Exhibit 10.4 in the company's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

         *16      Arthur Andersen's Letter to the Commission dated May 2, 2002.

         *21      Subsidiaries of the Company.

         *23.1    Consent of Independent Accountants.

         *23.2    Information Concerning Consent of Arthur Andersen LLP

         *99.1    Certificate of the Chief Executive Officer of ElkCorp

         *99.2    Certificate of the Chief Financial Officer of ElkCorp

----------
         *        Filed herewith.

         **       Incorporated by reference.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                     ElkCorp


  Date   September 26, 2002          By /s/ Harold R. Beattie, Jr.
       --------------------             ------------------------------------
                                            Harold R. Beattie, Jr.
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Treasurer


                                     By /s/ Leonard R. Harral
                                        ------------------------------------
                                            Leonard R. Harral
                                            Vice President and Chief
                                            Accounting Officer

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below in multiple counterparts by the following persons on behalf of the company and in the capacities and on the date indicated.



              Signature                                    Title                                 Date
   -------------------------------        --------------------------------------      -----------------------


   /s/ Thomas D. Karol                    Chairman of the Board,                        September 26, 2002
   ------------------------------         Chief Executive Officer
      Thomas D. Karol                     and Director

   /s/ Richard A. Nowak                   President, Chief Operating                    September 26, 2002
   ------------------------------         Officer and Director
      Richard A. Nowak

   /s/ Harold R. Beattie, Jr.             Senior Vice President,                        September 26, 2002
   ------------------------------         Chief Financial Officer
      Harold R. Beattie, Jr.              and Treasurer

   /s/ Leonard R. Harral                  Vice President and                            September 26, 2002
   ------------------------------         Chief Accounting Officer
      Leonard R. Harral

   /s/ James E. Hall                      Director                                      September 26, 2002
   ------------------------------
      James E. Hall

   /s/ Dale V. Kesler                     Director                                      September 26, 2002
   ------------------------------
        Dale V. Kesler

   /s/ Michael L. McMahan                 Director                                      September 26, 2002
   ------------------------------
      Michael L. McMahan

   /s/ David W. Quinn                     Director                                      September 26, 2002
   ------------------------------
      David W. Quinn

   /s/ Harold K. Work                     Director                                      September 26, 2002
   ------------------------------
      Harold K. Work

                                 CERTIFICATIONS

I, Thomas D. Karol, certify that:

1.       I have reviewed this annual report on Form 10-K of ElkCorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report.


Date:  September 26, 2002                 By /s/ Thomas D. Karol
                                             ---------------------------------
                                                 Thomas D. Karol
                                                 Chief Executive Officer




I, Harold R. Beattie, Jr., certify that:

1.       I have reviewed this annual report on Form 10-K of ElkCorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report.


Date:  September 26, 2002                 By /s/ Harold R. Beattie, Jr.
                                             ---------------------------------
                                                 Harold R. Beattie, Jr.
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                       DESCRIPTION
        -------                      -----------
         **3.1    The Restated Certificate of Incorporation of the company,
                  filed as Exhibit 3.1 to the company's Annual Report on Form
                  10-K for the year ended June 30, 1994 (File No. 1-5341).

         **3.11   Certificate of Amendment to Certificate of Incorporation dated
                  December 2, 1998 (file No. 1-531).

         **3.2 Amended and Restated Bylaws of the company, filed as Exhibit 3 to the company's Annual Report on Form 10-K for the year ended
                  June 30, 1981 and as Exhibit 3.2 to the company's Quarterly
                  Report on Form 10-Q for the quarter ended December 31, 1988 originally filed with the Securities and Exchange Commission on February 11, 1989 (File No. 1-5341).

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

         **4.12   Credit Agreement dated as of November 30, 2000 among Elcor
                  Corporation, Bank of America, N.A., as Administrative Agent,
                  Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as
                  Documentation Agent, First Union National Bank, as Syndication
                  Agent, The Other Lenders Party Hereto, and Bank of America
                  Securties LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No.
                  1-5341).

         **4.13 First Amendment to Credit Agreement dated as of March 31, 2001 among Elcor Corporation, Bank One, N.A., as Documentation
                  Agent, First Union National Bank, as Syndication Agent, and
                  Bank of America, N.A., as Administrative Agent, Swing Line
                  Lender and L/C Issuer, filed as Exhibit 4.13 in the company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2001 (File No. 1-5341).

         **4.14 Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior Notes as filed as Exhibit 4.14 in the company's Form 8-K dated June 10, 2002 (File No. 1-5341).

         **10.1 Form of Executive Agreement filed as Exhibit 10.1 in the company's Annual Report on Form 10-K for the year ended June
                  30, 1998 (File No. 1-5341).

         **10.2   Amended and Restated Elcor Corporation Employee Stock/Loan
                  Plan filed as Exhibit 10.2 in the company's Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

         **10.3   1998 Amended and Restated Elcor Corporation Incentive Stock
                  Option Plan filed as Appendix B in the company's Proxy
                  Statement dated September 18, 1998 (File No. 1-5341).

         **10.4 Deferred Compensation Plan filed as Exhibit 10.4 in the company's Annual Report on Form 10-K for the year ended June
                  30, 2000 (File No. 1-5341).

         *16      Arthur Andersen's Letter to the Commission dated May 2, 2002.

         *21      Subsidiaries of the Company.

         *23.1    Consent of Independent Accountants.

         *23.2    Information Concerning Consent of Arthur Andersen LLP

         *99.1    Certificate of the Chief Executive Officer of ElkCorp

         *99.2    Certificate of the Chief Financial Officer of ElkCorp

----------
         *        Filed herewith.

         **       Incorporated by reference.