Form 10-Q
period 2002-09-30
ELKCORP
filed 2002-11-13
CIK 32017

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------


For Quarter Ended September 30, 2002               Commission File Number 1-5341
                  ------------------                                      ------


                                     ELKCORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                              75-1217920
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                          75254-8890
--------------------------------------------                          ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (972) 851-0500
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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]. No [ ].

         As of close of business on November 1, 2002, Registrant had outstanding 19,469,810 shares of Common Stock, par value $1 per share.

                            ELKCORP AND SUBSIDIARIES

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               September 30, 2002 and June 30, 2002                                                         1
               Consolidated Statements of Operations for the Three Months Ended
               September 30, 2002 and 2001                                                                  2
               Consolidated Statements of Cash Flows for the Three Months Ended
               September 30, 2002 and 2001                                                                  3
               Notes to Consolidated Financial Statements                                                4-10

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                11-16

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                  17

     Item 4.   Controls and Procedures                                                                     17

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                           18

     Item 6.   Exhibits and Reports on Form 8-K                                                            19

SIGNATURES                                                                                                 20

CERTIFICATIONS                                                                                          21-22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ELKCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited, $ in thousands)

                                                                        September 30,       June 30,
ASSETS                                                                      2002              2002
------                                                                 --------------    --------------
CURRENT ASSETS
Cash and cash equivalents                                              $       21,148    $       12,436
Trade receivables, less allowance of $786 and $734                             79,687            94,764
Inventories -
         Finished goods                                                        46,701            36,888
         Work-in-process                                                          696               538
         Raw materials                                                          9,809             9,484
                                                                       --------------    --------------
         Total inventories                                                     57,206            46,910
                                                                       --------------    --------------

Prepaid expenses and other                                                      6,316             9,474
Deferred income taxes                                                           3,887             5,727
                                                                       --------------    --------------
                  Total current assets                                        168,244           169,311
                                                                       --------------    --------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                        328,270           320,695
         Less - accumulated depreciation                                     (118,759)         (114,216)
                                                                       --------------    --------------
                  Property, plant and equipment, net                          209,511           206,479
                                                                       --------------    --------------

OTHER ASSETS                                                                   12,280             5,638
                                                                       --------------    --------------
                                                                       $      390,035    $      381,428
                                                                       ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                       $       25,750    $       27,418
Accrued liabilities                                                            19,854            24,655
                                                                       --------------    --------------
                  Total current liabilities                                    45,604            52,073
                                                                       --------------    --------------

LONG-TERM DEBT                                                                125,989           119,718
DEFERRED INCOME TAXES                                                          34,321            33,545

SHAREHOLDERS' EQUITY -
         Common stock ($1 par, 19,988,074 shares issued)                       19,988            19,988
         Paid-in-capital                                                       58,391            58,419
         Accumulated other comprehensive income                                    15                31
         Retained earnings                                                    114,794           106,772
                                                                       --------------    --------------
                                                                              193,188           185,210
         Less - Treasury stock (524,811 and 527,076 shares, at cost)           (9,067)           (9,118)
                                                                       --------------    --------------
                  Total shareholders' equity                                  184,121           176,092
                                                                       --------------    --------------
                                                                       $      390,035    $      381,428
                                                                       ==============    ==============

See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                 Three Months Ended
                                                   September 30,
                                              ------------------------
                                                 2002          2001
                                              ----------    ----------
SALES                                         $  120,082    $  143,219
                                              ----------    ----------

COST AND EXPENSES
        Cost of sales                             95,428       116,504
        Selling, general and administrative       14,102        15,040
        Noncash stock option compensation         (5,378)        1,437
                                              ----------    ----------
INCOME FROM OPERATIONS                            15,930        10,238
                                              ----------    ----------

OTHER EXPENSE
        Interest expense, net                      1,680         2,280
                                              ----------    ----------

INCOME BEFORE INCOME TAXES                        14,250         7,958
        Provision for income taxes                 5,254         3,058
                                              ----------    ----------
NET INCOME                                    $    8,996    $    4,900
                                              ==========    ==========

NET INCOME PER SHARE-BASIC                    $      .46    $      .25
                                              ==========    ==========

NET INCOME PER SHARE-DILUTED                  $      .46    $      .25
                                              ==========    ==========

DIVIDENDS PER COMMON SHARE                    $      .05    $      .05
                                              ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING (000'S)
        Basic                                     19,461        19,231
                                              ==========    ==========
        Diluted                                   19,595        19,464
                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                 Three Months Ended
                                                                    September 30,
                                                                --------------------
                                                                  2002        2001
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                             $  8,996    $  4,900
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                    4,550       4,580
                  Deferred income taxes                            2,615       1,114
                  Changes in assets and liabilities:
                     Trade receivables                            15,077     (14,175)
                     Inventories                                 (10,296)     13,629
                     Prepaid expenses and other                    3,158       3,637
                     Accounts payable and accrued liabilities     (6,187)     13,304
                                                                --------    --------

                  Net cash provided by operating activities       17,913      26,989
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment               (7,575)     (2,822)
         Other                                                      (676)        116
                                                                --------    --------

                  Net cash used for investing activities          (8,251)     (2,706)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

         Repayments on Revolving Credit Facility, net                 --     (23,300)
         Dividends on common stock                                  (973)       (962)
         Treasury stock transactions and other, net                   23          55
                                                                --------    --------

                  Net cash used for financing activities            (950)    (24,207)
                                                                --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          8,712          76

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    12,436         128
                                                                --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 21,148    $    204
                                                                ========    ========

See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - GENERAL

       Effective September 1, 2002, the company changed its corporate name from Elcor Corporation to ElkCorp to better identify itself with the Elk brand name of its principal Building Products subsidiaries.

       The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 2002 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ending September 30, 2002 and 2001, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

NOTE 2 - COMPANY SEGMENTS

       The company is segregated and managed as two segments: Elk Premium Building Products (Building Products) and Elk Technologies (Other, Technologies). The Building Products group consists of the various operating subsidiaries of Elk Premium Building Products, Inc. (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles and (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries. Building Products accounted for 91% of consolidated sales in fiscal 2002 and 94% of consolidated sales during the three months ended September 30, 2002.

       The Other, Technologies segment consists of the operations that are not part of the Building Products segment. These dissimilar operations were combined into one segment beginning in fiscal 2002, as none individually met the materiality criteria for separate segment reporting. The businesses aggregated together as the Other, Technologies segment accounted for 9% of consolidated sales in fiscal 2002 and 6% of consolidated sales during the three months ended September 30, 2002.

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

and (3) Ortloff Engineers, LTD (Ortloff), a leading supplier of proprietary technologies and related engineering services to the natural gas processing industry. A fourth operation, Elk Technologies, Inc., was incorporated to develop and market fabrics featuring VersaShield(R) fire retardant coatings for use outside of traditional building products applications, including mattresses, furniture, curtains and bed clothing. This business has not yet produced commercial sales.

Financial information by company segment is summarized as follows:

                                                                        (In thousands)
                                                                      Three Months Ended
                                                                         September 30,
                                                                   ------------------------
                                                                      2002          2001
                                                                   ----------    ----------
SALES
Building Products                                                  $  113,316    $  131,025
Other, Technologies                                                     6,766        12,194
                                                                   ----------    ----------
                                                                   $  120,082    $  143,219
                                                                   ==========    ==========
OPERATING PROFIT (LOSS)
Building Products                                                  $   14,498    $   14,625
Other, Technologies                                                    (1,089)           93
Corporate and other, excluding noncash stock option compensation       (2,857)       (3,043)
Noncash stock option compensation                                       5,378        (1,437)
                                                                   ----------    ----------
                                                                       15,930        10,238
Interest expense, net                                                  (1,680)       (2,280)
                                                                   ----------    ----------
Income before income taxes                                         $   14,250    $    7,958
                                                                   ==========    ==========

DEPRECIATION AND AMORTIZATION
Building Products                                                  $    3,415    $    3,380
Other, Technologies                                                       452           531
Corporate                                                                 683           669
                                                                   ----------    ----------
                                                                   $    4,550    $    4,580
                                                                   ==========    ==========
CAPITAL EXPENDITURES
Building Products                                                  $    6,994    $    2,293
Other, Technologies                                                       146           458
Corporate                                                                 435            71
                                                                   ----------    ----------
                                                                   $    7,575    $    2,822
                                                                   ==========    ==========


                                                             September 30,      June 30,
                                                                 2002             2002
                                                            --------------   --------------
IDENTIFIABLE ASSETS
Building Products                                           $      314,334   $      314,668
Other, Technologies                                                 32,697           32,420
Corporate                                                           43,004           34,340
                                                            --------------   --------------
                                                            $      390,035   $      381,428
                                                            ==============   ==============

NOTE 3 - EARNINGS PER SHARE

       Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                                                    (In thousands)
                                                                  Three Months Ended
                                                                     September 30,
                                                                  -------------------
                                                                    2002       2001
                                                                  --------   --------
Net income                                                        $  8,996   $  4,900
                                                                  ========   ========

Denominator for basic earnings  per share - weighted
  average shares outstanding                                        19,461     19,231

Effect of dilutive securities:
  Employee stock options                                               134        233
                                                                  --------   --------

Denominator for dilutive earnings per share - adjusted
   weighted average shares and assumed issuance of shares
   purchased under incentive stock option plan using the
   treasury stock method                                            19,595     19,464
                                                                  ========   ========

Basic earnings per share                                          $    .46   $    .25
                                                                  ========   ========

Diluted earnings per share                                        $    .46   $    .25
                                                                  ========   ========

NOTE 4 - COMPREHENSIVE INCOME

       Total comprehensive income for the three-month periods ended September 30, 2002 and September 30, 2001 were as follows:

                                                                    (In thousands)
                                                                  Three Months Ended
                                                                     September 30,
                                                                  -------------------
                                                                    2002       2001
                                                                  --------   --------
Net income                                                        $  8,996   $  4,900
Derivative transactions                                                (16)        --
                                                                  --------   --------
Total comprehensive income                                        $  8,980   $  4,900
                                                                  ========   ========

NOTE 5 - NONCASH STOCK OPTION COMPENSATION

       Prior to fiscal 2002, the company followed the "fixed" method of accounting for all employee stock options under APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense was recorded prior to fiscal 2002 with respect to the company's stock option plan as options were granted with an exercise price equal to the stock's fair market value at date of grant.

       The company's 1998 Incentive Stock Option Plan contained a cashless exercise provision that permitted an optionee to relinquish vested options to the company in exchange for common shares having a current market value equal to the net exercised market value of the relinquished options. Under APB No. 25, the aforementioned cashless relinquishment feature can cause options issued under the 1998 Plan to be considered stock appreciation rights ("SAR's") in substance, if not in form, unless past experience and economic incentives indicate that optionees are more likely to exercise, rather than relinquish, the options. Under APB No. 25, SAR's are accounted for using "variable" accounting whereby income is charged (or credited) during each accounting period to reflect any excess of the market value of shares underlying vested SAR's, over the exercise price of vested SAR's.

       It was never the company's intention to issue SAR's under the 1998 Plan. Prior to March 2002, no optionee ever utilized the cashless relinquishment alternative, and a total of only three optionees, none being executive officers of the company, utilized this exercise alternative. The company believed that its prior use of "fixed" accounting for options outstanding under the 1998 Plan was appropriate. However, in fiscal 2002 the company determined that options granted under the 1998 Plan should have been accounted for using "variable" option accounting. The impact of variable accounting on each year prior to fiscal 2002 was not material. Net income as previously reported for each quarter of fiscal 2002 has been restated for the change from the "fixed" method to the "variable" method of stock option accounting. For the quarter ended September 30, 2001, net income was previously reported as $5,834,000. After recording noncash stock option compensation of $934,000, net of tax, net income was restated as $4,900,000 for that period.

       In keeping with the company's original intent, effective August 13, 2002, the Compensation Committee of the Board of Directors terminated the availability of the relinquishment alternative under the 1998 Plan, thereby removing any question regarding the appropriateness of "fixed" accounting for these employee stock options thereafter. Based on this action, together with a decline in the company's share price subsequent to June 30, 2002, the company recorded a reversal of fiscal 2002 noncash stock option compensation expense of $5,378,000 in the first quarter of fiscal 2003. Subsequent to August 13, 2002, the company will again utilize the "fixed" method of stock option accounting.

NOTE 6 - LONG-TERM DEBT

       In June 2002, the company issued $120,000,000 of Senior Notes (Notes). Of the Notes, $60,000,000 mature in fiscal 2009 and carry a coupon rate of 6.99%, and $60,000,000 mature in fiscal 2012 and carry a coupon rate of 7.49%. In conjunction with the sale of the Notes, the company reduced its Revolving Credit Facility (Facility) to $100,000,000 of primary credit, including up to a maximum of $10,000,000 in letters of credit through November 30, 2005. At

September 30, 2002, letters of credit totaling $2,584,000 were outstanding. No borrowings were outstanding on the Facility at September 30, 2002. In June 2002, the company entered into a receive fixed, pay floating interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of debt through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. Long-term debt is summarized as follows:

                                   September 30,       June 30,
(In thousands)                          2002             2002
--------------                     --------------   --------------
Senior Notes                       $      120,000   $      120,000
Fair value of interest rate swap            5,989             (282)
Revolving Credit Facility                      --               --
                                   --------------   --------------
                                   $      125,989   $      119,718
                                   ==============   ==============

NOTE 7 - ENVIRONMENTAL RISK

       Chromium has engaged in limited remediation activities at its former plating operation, closed in 1999, at what is now Cybershield's Lufkin, Texas manufacturing facility. Soil sampling results from a pre-closing environmental evaluation of the site indicated localized problems. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary cleanup plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing clean up to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

       Chromium submitted a work plan, which the TCEQ has approved, for a supplemental groundwater and soil assessment at the facility. The plan was designed to, among other things, further define the problems at the site. Chromium is preparing to implement that plan. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Until Chromium has the results from its supplemental assessment and TCEQ approval of a cleanup plan, it is unable to estimate and provide reserves for remediation costs, which may or may not be material.

       The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Other than the possible costs associated with the previously described Chromium matter, the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or results of operations by reason of environmental laws and regulations. Such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's manufacturing operations utilize hazardous materials in their production processes. As a result, the company incurs costs for recycling or disposal of such materials and may incur costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such known remediation activities in accordance with SFAS No. 5, "Accounting for Contingencies," when appropriate.

NOTE 8 - LEGAL PROCEEDINGS

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

       Elk has denied the claims asserted in both actions, and vigorously defended them. Elk has reached an agreement to settle with all plaintiffs represented by the law firm prosecuting the Wedgewood Knolls and Lastih cases, including without limitation Wedgewood Knolls Condominium Association, Lastih and several other individual plaintiffs. The settlement is not a class settlement and does not have a material adverse effect on the company's consolidated results of operations, financial condition or liquidity. The settlement is still subject to the completion of a definitive written settlement agreement.

       On April 3, 2002, CertainTeed Corporation filed suit in the United States District Court for the Eastern District of Pennsylvania, Philadelphia, Pennsylvania for alleged patent infringement against the company and two of its Elk affiliates. The suit, in essence, claims that Elk's Capstone shingle infringes three CertainTeed patents, and seeks preliminary and permanent injunctive relief, damages and attorneys' fees. Elk has filed a motion for summary judgment seeking dismissal of the case, which is still in the discovery stage. The company believes that the suit is meritless and intends to vigorously defend it. It believes that the company and its named affiliates have strong defenses to the suit, but the company cannot predict with certainty whether the suit will have a material adverse effect on its consolidated results of operations, financial position or liquidity.

       The company and its subsidiaries are involved in various other legal actions and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

NOTE 9 - NEW ACCOUNTING STANDARDS

       In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The company adopted SFAS No. 142, effective July 1, 2002. Accordingly, goodwill must be tested for impairment annually and recorded goodwill is not amortized. At September 30, 2002, the company had no unamortized goodwill or other significant intangible assets covered by SFAS No. 142. The adoption of SFAS No. 142 did not significantly impact the company's financial position or results of operations.

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

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 became effective for the Company on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the company's financial position or results of operations.

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

NOTE 10 - SUBSEQUENT EVENT

       On October 16, 2002, a newly formed wholly owned indirect subsidiary of the company purchased substantially all of the assets of Advanced Composites Technologies, L.L.C. (ACT), a start-up stage manufacturer of advanced composite building products. The total purchase price was approximately $2,200,000, plus contingent future earn-out payments based upon the profitability of the newly formed subsidiary above certain thresholds. Existing cash resources were used to fund the acquisition. The company is currently finalizing the allocation of the purchase price. The operating results will be included in the company's consolidated financial statements beginning at the date of acquisition. ACT's sales were not significant in its most recent fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERALL PERFORMANCE

       Sales of $120,082,000 during the first three months of fiscal 2003 were 16% lower than $143,219,000 in the first three months of fiscal 2002. During the three-month period ended September 30, 2002, net income of $8,996,000 was 84% higher than $4,900,000 for the same period in the prior fiscal year. For the quarter ended September 30, 2001, net income was previously reported as $5,834,000. After recording noncash stock option compensation of $934,000, net of tax, net income was restated as $4,900,000 for that period.

       In fiscal 2002, the company changed its accounting for certain stock options from fixed awards with no compensation expense to variable awards, which generally results in periodic expense or income, as the company determined that variable accounting is more appropriate for such stock options. Pursuant to variable option accounting, income is charged or credited during each accounting period to reflect any excess of the market value of shares underlying vested options, over the exercise price of vested options. Based on a decline in the company's share price subsequent to June 30, 2002 and actions taken by the Board of Directors to terminate the feature of the 1998 Incentive Stock Option Plan that caused certain stock options to be accounted for as variable awards, the company recorded a reversal of the majority of fiscal 2002 noncash stock option compensation in the first quarter of fiscal 2003. ElkCorp now has no options subject to variable stock option accounting, and therefore, income in future quarters will no longer be affected by changes in the company's share price.

       Consolidated operating income of $15,930,000 in the quarter ended September 30, 2002 was 56% higher than $10,238,000 in the first quarter in the prior fiscal year. Operating income for the current fiscal year period increased $5,378,000 as a result of a credit for noncash stock option compensation, compared to a $1,437,000 charge for this noncash item in the first quarter last year. Excluding the impact of noncash stock option compensation, operating income for the first three months of fiscal 2003 was $10,552,000 compared to $11,675,000 for the same prior year period. As a percentage of sales, operating income (excluding the impact of noncash stock option compensation on the periods), was 8.8% in the first quarter of fiscal 2003 compared to 8.2% for the same quarter in the prior fiscal year. Selling, general and administrative (SG&A) costs in the three-month period ended September 30, 2002 were significantly lower than in the first quarter of fiscal 2002, primarily as a result of lower promotional costs. In the first quarter last year, the company introduced its "A Whole Different Animal(TM)" promotional campaign. The first quarter of the current fiscal year included approximately $1,000,000 in the Building Products segment for litigation accruals which resulted, in part, from the favorable settlement of several lawsuits. As a percentage of sales, SG&A costs were 11.7% in the first quarter of fiscal 2002, compared to 10.5% in the same quarter last year.

       Interest expense was $1,680,000 in the first quarter of fiscal 2003 compared to $2,280,000 in the same prior year period. In the first quarter of fiscal 2003, interest expense of $47,000 was capitalized related to the expansion of the Tuscaloosa, Alabama shingle plant. No interest cost was capitalized in the fiscal 2002 period.

RESULTS OF BUSINESS SEGMENTS

       Sales in the Building Products segment decreased 14% to $113,316,000 for the three months ended September 30, 2002 compared to $131,025,000 in the same prior year period. Lower sales in the current year period were reflective of a general slowing in the roofing market, inventory reductions by roofing distributors, and a reluctance by the company to participate in aggressive discount pricing in some markets. Average product prices increased about 2% in the first quarter of fiscal 2003 compared to the same quarter last year. However, sales price per unit was relatively flat due to a lower sales mix (i.e. more sales from lower-margin product categories).

       Operating income for the Building Products segment of $14,498,000 for the three-month period ended September 30, 2002 was relatively flat compared to $14,625,000 operating income achieved in the first three months of fiscal 2002. Despite lower sales volumes, and significantly higher asphalt costs, margins on product shipments improved in the current year quarter, primarily as a result of significantly lower freight costs, lower unit manufacturing costs and good expense control at the company's roofing plants. Although shingle shipments were relatively weak during the first two months of the current year quarter, in the month of September 2002, shingle shipments exceeded shipment levels in the month of September 2001 by over 12%. Management believes that inventory reductions at the distributor level have essentially run their course and that this momentum continued into October 2002. However, management also believes that pricing pressure may continue over the near term, as manufacturers' inventories remain ample relative to current demand. Looking forward to the spring and summer quarters, management believes that the industry will require stronger demand resulting from traditional factors to spur good full year-over-year shipment growth. Asphalt costs remain stubbornly high with no relief in sight. Current asphalt costs exceed average fiscal 2002 asphalt costs by more than $9,000,000 on an annual basis. Management believes that improved operational effectiveness and likely price increases should help to overcome higher asphalt costs during the second half of fiscal 2003.

       Sales for the Other, Technologies segment decreased 45% to $6,766,000 in the first quarter of fiscal 2003 compared to $12,194,000 in the same prior year quarter. A continuation of unfavorable market conditions caused Cybershield's sales to decline significantly in the three months ended September 30, 2002 compared to the same period last year. Cellular handset production previously in the United States and Latin America has largely shifted to Asia where the company has no significant operations. Commercialization of EXACT(TM), a proprietary process for applying precise conductive metal patterns to plastics or other components, is expected to be a key factor for generating new sales, together with other strategic moves including marketing partnerships with key supply chain partners and utilizing a network of manufacturing representatives to augment Cybershield's internal sales force. Chromium's and Ortloff's sales were also lower in the first three months of fiscal 2002 compared to the prior year quarter. Chromium continues to see good momentum for its new wear plate and tile products to partially offset lower volumes as railroads continue to defer maintenance expenditures. Ortloff recorded no significant license fees in the three-month period ended September 30, 2002. However, Ortloff's active project pipeline remains strong and one significant license agreement was secured in October 2002.

       Primarily as a result of lower sales, the Other, Technologies segment reported a $1,089,000 operating loss in the first quarter of fiscal 2003 compared to a $93,000 operating profit in the first quarter of the prior fiscal year. Cybershield and Ortloff had operating losses of approximately $600,000 and $500,000, respectively during the current year quarter and Chromium was marginally profitable. Excluding severance payments, Cybershield was profitable in the month of September 2002 and its quarterly loss was its third consecutive quarter of diminishing quarterly losses. Cost reductions have significantly reduced Cybershield's breakeven sales level and management expects this subsidiary to return to profitability by the fourth quarter of fiscal 2003. Management expects both Chromium and Ortloff to be profitable for the fiscal year ended June 30, 2003.

FINANCIAL CONDITION

       Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. During the first three months of fiscal 2003, the company generated cash flows of $17,913,000 compared to $26,989,000 for the first three months in the prior fiscal year. The decrease in cash flows generated in the first quarter of fiscal 2003 was primarily the result of changing dynamics in the significant components of working capital compared to the prior fiscal year.

       Trade receivables at September 30, 2002 were $15,077,000 lower than at June 30, 2002, primarily due to lower sales volumes in the first quarter of fiscal 2003, together with collection of $8,608,000 of deferred trade receivables from promotional programs to certain customers in the quarter. In the prior year first quarter, receivables were $14,175,000 higher than at June 30, 2001 as a result of rapidly increasing sales volumes during the prior year period.

       At September 30, 2002, inventories were $10,296,000 higher than at June 30, 2002 as production at the company's roofing plants continued at high rates throughout the quarter while sales volumes declined. The company believes that current year inventories are at desired levels, representing less than 1.5 months of anticipated full year unit roofing shipments. In the prior year, extremely strong sales volumes had reduced roofing product inventories to less than desired levels.

       The decrease in current liabilities at September 30, 2002 compared to June 30, 2002 is primarily the result of the reversal of an accrual for noncash stock option compensation during the quarter. In the prior year, cash flows were generated from an increase in trade payables that resulted from advantageous cash management strategies that were not beneficial in the current year due to the company's cash position.

       The current ratio was 3.7 to 1 at September 30, 2002 compared to 3.3 to 1 at June 30, 2002. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

       Cash flows from investing activities primarily reflect the company's cash expenditure strategy. Approximately $5,700,000 of current year capital expenditures relate to construction of a second shingle manufacturing line at the Tuscaloosa, Alabama roofing plant. The company plans to invest approximately $77,000,000 over a two year period to construct this shingle manufacturing line and to install certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. Approximately $34,000,000 of the planned investment is projected to be expended in fiscal 2003 and the remaining $43,000,000 to be incurred in fiscal 2004. In addition, the company intends to invest approximately $11,000,000 in fiscal 2003 for productivity enhancements at certain of its other roofing plants.

       Cash flows from financing activities generally reflect changes in the company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash used for financing activities was $950,000 in the first quarter of fiscal 2003 compared to $24,207,000 in fiscal 2002. In June 2002, the company sold $120,000,000 in Senior Unsecured Notes in a private placement transaction with a group of institutional investors. The proceeds of the notes were used to repay indebtedness outstanding under the company's existing Revolving Credit Facility. There was no outstanding balance on the Revolving Credit Facility at September 30, 2002.

       The increase in long-term debt during the first quarter of fiscal 2003 was the result of a $5,989,000 noncash adjustment in the fair value of long-term debt resulting from a receive fixed, pay floating interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of long-term debt through 2012. This fair market adjustment is offset by recording a corresponding noncash amount in other assets for the value of the interest rate swap instrument.

       The changes in the company's debt structure were made to extend the maturity structure of the company's debt on favorable terms, increase the company's total committed borrowing availability and better diversify the company's funding sources. At September 30, 2002, liquidity consisted of $21,148,000 of cash and cash equivalents and $97,416,000 of available borrowings under its $100,000,000 committed Revolving Credit Facility. The debt to capital ratio (after deducting cash and marketable securities from $120,000,000 of principal debt) was 34.9%. The company has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

       The company's Board of Directors has authorized the purchase of common stock from time to time on the open market. As of September 30, 2002, the company has repurchase authority of approximately $10,600,000 remaining.

       On October 16, 2002, a newly formed indirect subsidiary of ElkCorp, acquired substantially all of the assets of Advanced Composites Technologies, L.L.C., (ACT), a start-up stage manufacturer of advanced composite building products. The purchase price was approximately $2,200,000 in cash, plus contingent future earn-out payments based upon profitability of the acquired operation above certain thresholds. The company intends to invest an additional $3,000,000 in equipment for this new subsidiary in the current fiscal year. See footnote 10 on page 10 of this Form 10-Q for additional information relating to this acquisition.

       See footnote 7 on page 8 on this Form 10-Q for a summary of the company's environmental risk and footnote 9 on page 10 for a discussion of new accounting standards.

FORWARD-LOOKING STATEMENTS

       In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis of financial condition and results of operations contain "forward-looking statements" that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "optimistic," "outlook," "believe," "estimate," "potential," "project," "expect," "anticipate," "plan," "predict," "could," "should," "may," "likely," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, actual results could differ materially from those discussed here as a result of a member of factors, including the following:

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

       2. In the building products business, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Furthermore, temporary shortages or disruption in supply of raw materials or transportation do result from time to time from a variety of causes. Historically, the company has been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should the company be unable to recover higher raw material, energy and/or transportation costs from price increases of its products, or if the company experiences temporary shortages or disruption of supply of raw materials or transportation, operating results could be adversely affected and/or lower than projected.

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

       6. Although the company currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds or borrowings under its available credit facilities, significant increases in interest rates could substantially affect its borrowing costs or its cost of alternative sources of capital.

       7. Each of the company's businesses, especially Cybershield's business, is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of the company's technology, products and services, or the method and profitability of the method of distribution or delivery of such technology, products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly. Cybershield has lost substantial business as a result of most cellular handset production moving to Asia where Cybershield has no significant presence. Low labor costs make other coating processes competitive with those Cybershield would use. Cybershield's future viability may depend on the successful commercialization of the EXACT process, or other value added services, which are unproven as yet on a large commercial scale.

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

       The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, the company entered into hedge transactions to fix the price on 50% of its projected natural gas usage. These hedge commitments expired in October 2002. It is anticipated that similar hedging strategies will be utilized in the future. The fair value of the hedges for natural gas was a gain of approximately $25,000 ($15,000 net of tax) at September 30, 2002.

       The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into a receive fixed, pay floating interest rate swap on $60,000,000, or 50% of the outstanding face amount of Senior Notes at June 30, 2002. The fair value of this swap was a gain of $5,989,000 at September 30, 2002. Based on outstanding debt at September 30, 2002, the company's interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

ITEM 4. CONTROLS AND PROCEDURES

       In October 2002, the company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures are effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in the company's periodic SEC filings. There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

       Elk has denied the claims asserted in both actions, and vigorously defended them. Elk has reached an agreement to settle with all plaintiffs represented by the law firm prosecuting the Wedgewood Knolls and Lastih cases, including without limitation Wedgewood Knolls Condominium Association, Lastih and several other individual plaintiffs. The settlement is not a class settlement and does not have a material adverse effect on the company's consolidated results of operations, financial condition or liquidity. The settlement is still subject to the completion of a definitive written settlement agreement.

       On April 3, 2002, CertainTeed Corporation filed suit in the United States District Court for the Eastern District of Pennsylvania, Philadelphia, Pennsylvania for alleged patent infringement against the company and two of its Elk affiliates. The suit, in essence, claims that Elk's Capstone shingle infringes three CertainTeed patents, and seeks preliminary and permanent injunctive relief, damages and attorneys' fees. Elk has filed a notion for summary judgment seeking dismissal of the case, which is still in the discovery stage. The company believes that the suit is meritless and intends to vigorously defend it. It believes that the company and its named affiliates have strong defenses to the suit, but the company cannot predict with certainty whether the suit will have a material adverse effect on its consolidated results of operations, financial position or liquidity.

       The company and its subsidiaries are involved in various other legal actions and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

ITEM 6: EXHIBITS AND REPORTS OF FORM 8-K

       (a)    Exhibits:

              99.1   Certification of the Chief Executive Officer of ElkCorp

              99.2   Certification of the Chief Financial Officer of ElkCorp

       (b) The company filed two reports on Form 8-K during the quarter ended September 30, 2002. The company filed a Form 8-K on August 15, 2002 relating to a press release containing preliminary fiscal 2002 operating results and other matters, including "forward-looking" statements about its prospects for the future. The company filed a Form 8-K on August 26, 2002 relating to a press release containing final fiscal 2002 operating results and information pertaining to changing its accounting for employee stock options.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ElkCorp



DATE: November 13, 2002                    /s/ Harold R. Beattie, Jr.
      -----------------------              -------------------------------------
                                           Harold R. Beattie, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer


                                           /s/ Leonard R. Harral
                                           -------------------------------------
                                           Leonard R. Harral
                                           Vice President and Chief
                                           Accounting Officer

                                 CERTIFICATIONS

I, Thomas D. Karol, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ElkCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this quarterly report;

4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of company's board of directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

6. The company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                     By /s/ Thomas D. Karol
                                               ---------------------------------
                                               Thomas D. Karol
                                               Chief Executive Officer

I, Harold R. Beattie, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ElkCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this quarterly report;

4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of company's board of directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

6. The company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                     By /s/ Harold R. Beattie, Jr.
                                               ---------------------------------
                                               Harold R. Beattie, Jr.
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

            Exhibit
              No.                       Description
            -------                     -----------
              99.1   Certification of the Chief Executive Officer of ElkCorp

              99.2   Certification of the Chief Financial Officer of ElkCorp