Form 10-Q
period 2002-12-31
ELKCORP
filed 2003-02-05
CIK 32017

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                -----------------

For Quarter Ended December 31, 2002              Commission File Number 1-5341
                  -----------------                                     ------

                                     ELKCORP
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                               75-1217920
---------------------------                                 -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         14643 DALLAS PARKWAY
SUITE 1000, WELLINGTON CENTRE, DALLAS, TEXAS                     75254-8890
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code           (972) 851-0500
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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]. No [ ] .

      As of close of business on January 31, 2003, Registrant had outstanding 19,496,289 shares of Common Stock, par value $1 per share.

                            ELKCORP AND SUBSIDIARIES

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Financial Statements

               Consolidated Statements of Operations for the Three Months and
               Six Months Ended December 31, 2002 and 2001                                                  1

               Consolidated Balance Sheets as of
               December 31, 2002 and June 30, 2002                                                          2

               Consolidated Statements of Cash Flows for the Six Months Ended
               December 31, 2002 and 2001                                                                   3

               Notes to Consolidated Financial Statements                                                4-10

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                11-18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   19

     Item 4.  Controls and Procedures                                                                      19

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                           20

     Item 4.   Submission of Matters to a Vote of Security Holders                                         21

     Item 6.   Exhibits and Reports on Form 8-K                                                            22

SIGNATURES                                                                                                 23

CERTIFICATIONS                                                                                          24-25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited, $ in thousands,
                             except per share data)


                                                          Three Months Ended                 Six Months Ended
                                                             December 31,                       December 31,
                                                     -----------------------------      ----------------------------
                                                         2002             2001              2002            2001
                                                     -----------       -----------      -----------      -----------
SALES                                                $   109,063       $   113,128      $   229,145      $   256,347
                                                     -----------       -----------      -----------      -----------

COST AND EXPENSES
        Cost of sales                                     89,131            90,107          184,559          206,611
        Selling, general and administrative               13,970            15,421           28,072           30,461
        Noncash stock option compensation                     --             4,040           (5,378)           5,477
                                                     -----------       -----------      ------------     -----------
INCOME FROM OPERATIONS                                     5,962             3,560           21,892           13,798
                                                     -----------       -----------      -----------      -----------

OTHER EXPENSE
        Interest expense, net                              1,373             1,337            3,053            3,617
                                                     -----------       -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                                 4,589             2,223           18,839           10,181
        Provision for income taxes                         1,773               960            7,027            4,018
                                                     -----------       -----------      -----------      -----------
NET INCOME                                           $     2,816       $     1,263      $    11,812      $     6,163
                                                     ===========       ===========      ===========      ===========

NET INCOME PER SHARE-BASIC                           $       .14       $       .07      $       .61      $       .32
                                                     ===========       ===========      ===========      ===========

NET INCOME PER SHARE-DILUTED                         $       .14       $       .06      $       .60      $       .32
                                                     ===========       ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                           $       .05       $       .05      $       .10      $       .10
                                                     ===========       ===========      ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING (000'S)

        Basic                                             19,484            19,244           19,473           19,238
                                                     ===========       ===========      ===========      ===========
        Diluted                                           19,580            19,648           19,587           19,556
                                                     ===========       ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, $ in thousands, except share data)

                                                                       December 31,      June 30,
                                                                           2002            2002
                                                                        ---------       ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               $  17,804       $  12,436
Trade receivables, less allowance of $1,028 and $734                       67,309          94,764
Inventories -
         Finished goods                                                    52,091          36,888
         Work-in-process                                                      363             538
         Raw materials                                                      9,392           9,484
                                                                        ---------       ---------
         Total inventories                                                 61,846          46,910
                                                                        ---------       ---------

Prepaid expenses and other                                                  9,537           9,474
Deferred income taxes                                                       3,920           5,727
                                                                        ---------       ---------
                  Total current assets                                    160,416         169,311
                                                                        ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                    341,034         320,695
         Less - accumulated depreciation                                 (123,186)       (114,216)
                                                                        ---------       ---------
                  Property, plant and equipment, net                      217,848         206,479
                                                                        ---------       ---------

OTHER ASSETS                                                               12,231           5,638
                                                                        ---------       ---------
                                                                        $ 390,495       $ 381,428
                                                                        =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                        $  23,263       $  27,418
Accrued liabilities                                                        20,650          24,655
                                                                        ---------       ---------
                  Total current liabilities                                43,913          52,073
                                                                        ---------       ---------

LONG-TERM DEBT                                                            125,421         119,718
DEFERRED INCOME TAXES                                                      35,096          33,545

SHAREHOLDERS' EQUITY -
         Common stock ($1 par, 19,988,074 shares issued)                   19,988          19,988
         Paid-in-capital                                                   58,093          58,419
         Unearned compensation                                               (287)             --
         Accumulated other comprehensive income                                --              31
         Retained earnings                                                116,635         106,772
                                                                        ---------       ---------
                                                                          194,429         185,210
         Less-Treasury stock (493,949 and 527,076 shares, at cost)         (8,364)         (9,118)
                                                                        ---------       ---------
                  Total shareholders' equity                              186,065         176,092
                                                                        ---------       ---------
                                                                        $ 390,495       $ 381,428
                                                                        =========       =========


See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                       Six Months Ended
                                                                          December 31,
                                                                  -------------------------
                                                                     2002           2001
                                                                  ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                $ 11,812       $  6,163
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                       9,101          8,977
                  Deferred income taxes                               3,358          4,256
                  Changes in assets and liabilities:
                     Trade receivables                               27,635         14,492
                     Inventories                                    (14,708)         3,571
                     Prepaid expenses and other                          16           (880)
                     Accounts payable and accrued liabilities        (8,160)         9,034
                                                                   --------       --------

                  Net cash provided by operating activities          29,054         45,613
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                 (19,354)        (4,989)
         Acquisition of business                                     (2,224)            --
         Other                                                         (301)           287
                                                                   --------       --------

                  Net cash used for investing activities            (21,879)        (4,702)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

         Repayments on Revolving Credit Facility, net                    --        (39,300)
         Dividends on common stock                                   (1,948)        (1,931)
         Treasury stock transactions and other, net                     141            371
                                                                   --------       --------

                  Net cash used for financing activities             (1,807)       (40,860)
                                                                   --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             5,368             51

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       12,436            128
                                                                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 17,804       $    179
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

      The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 2002 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the financial position of ElkCorp and subsidiaries (the company) at December 31, 2002, and the results of their operations for the three and six month periods ended December 31, 2002 and 2001 and their cash flows for the six month periods then ended, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

NOTE 2 - COMPANY SEGMENTS

      The company is segregated and managed as two segments: Elk Premium Building Products (Building Products) and Elk Technologies (Other, Technologies). The Building Products group consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) beginning with an October 2002 business acquisition, advanced composite building products. Building Products accounted for 91% of consolidated sales in fiscal 2002 and 92% of consolidated sales during the six months ended December 31, 2002.

      The Other, Technologies segment consists of the operations that are not part of the Building Products segment. These dissimilar operations were combined into one segment beginning in fiscal 2002, as none individually met the materiality criteria for separate segment reporting. The businesses aggregated together as the Other, Technologies segment accounted for 9% of consolidated sales in fiscal 2002 and 8% of consolidated sales during the six months ended December 31, 2002.

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

Financial information by company segment is summarized as follows:

                                              (In thousands)                  (In thousands)
                                            Three Months Ended               Six Months Ended
                                               December 31,                    December 31,
                                         -------------------------       -------------------------
                                           2002            2001            2002             2001
                                         ---------       ---------       ---------       ---------
SALES
Building Products                        $  98,622       $  96,964       $ 211,938       $ 227,989
Other, Technologies                         10,441          16,164          17,207          28,358
                                         ---------       ---------       ---------       ---------
                                         $ 109,063       $ 113,128       $ 229,145       $ 256,347
                                         =========       =========       =========       =========
OPERATING PROFIT (LOSS)
Building Products                        $   7,491       $   9,672       $  21,989       $  24,297
Other, Technologies                          1,189           1,073             100           1,166
Corporate and other, excluding
  noncash stock option compensation         (2,718)         (3,145)         (5,575)         (6,188)
Noncash stock option compensation               --          (4,040)          5,378          (5,477)
                                         ---------       ---------       ---------       ---------
                                             5,962           3,560          21,892          13,798
Interest expense, net                       (1,373)         (1,337)         (3,053)         (3,617)
                                         ---------       ---------       ---------       ---------
Income before income taxes               $   4,589       $   2,223       $  18,839       $  10,181
                                         =========       =========       =========       =========

DEPRECIATION AND AMORTIZATION
Building Products                        $   3,413       $   3,193       $   6,828       $   6,573
Other, Technologies                            463             534             915           1,065
Corporate                                      675             670           1,358           1,339
                                         ---------       ---------       ---------       ---------
                                         $   4,551       $   4,397       $   9,101       $   8,977
                                         =========       =========       =========       =========
CAPITAL EXPENDITURES
Building Products                        $  11,570       $   1,649       $  18,564       $   3,942
Other, Technologies                             54             462             200             920
Corporate                                      155              56             590             127
                                         ---------       ---------       ---------       ---------
                                         $  11,779       $   2,167       $  19,354       $   4,989
                                         =========       =========       =========       =========

                                              December 31,           June 30,
                                                 2002                  2002
                                            ---------------       --------------
IDENTIFIABLE ASSETS
Building Products                                $  315,048             $314,668
Other, Technologies                                  33,612               32,420
Corporate                                            41,835               34,340
                                            ---------------       --------------
                                                   $390,495             $381,428
                                            ===============       ==============

NOTE 3 - EARNINGS PER SHARE

      Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share:

                                        (In thousands)            (In thousands)
                                       Three Months Ended        Six Months Ended
                                         December 31,              December 31,
                                     --------------------      --------------------
                                      2002         2001          2002         2001
                                     -------      -------      -------      -------
Net income                           $ 2,816      $ 1,263      $11,812      $ 6,163
                                     =======      =======      =======      =======

Denominator for basic earnings
per share - weighted average
shares outstanding                    19,484       19,244       19,473       19,238

Effect of dilutive securities:
Employee stock options                    96          404          114          318
                                     -------      -------      -------      -------

Denominator for dilutive
earnings per share -
adjusted weighted average
shares and assumed issuance
of shares purchased under
incentive stock option plan
using the treasury stock method       19,580       19,648       19,587       19,556
                                     =======      =======      =======      =======

Basic earnings per share             $   .14      $   .07      $   .61      $   .32
                                     =======      =======      =======      =======

Diluted earnings per share           $   .14      $   .06      $   .60      $   .32
                                     =======      =======      =======      =======



NOTE 4 - COMPREHENSIVE INCOME

      Total comprehensive income for the three-month and six-month periods ended December 31, 2002 and December 31, 2001 were as follows:

                                    (In thousands)               (In thousands)
                                  Three Months Ended           Six Months Ended
                                     December 31,                 December 31,
                                -----------------------      -----------------------
                                 2002            2001         2002            2001
                                --------       --------      --------       --------
Net income                      $  2,816       $  1,263      $ 11,812       $  6,163
Derivative transactions              (15)            --           (31)            --
                                --------       --------      --------       --------
Total comprehensive income      $  2,801       $  1,263      $ 11,781       $  6,163
                                ========       ========      ========       ========

      At December 31, 2002, there are no remaining derivative transactions in effect that will cause net income to vary from total comprehensive income in future periods.

NOTE 5 - NONCASH STOCK OPTION COMPENSATION

     Prior to fiscal 2002, the company followed the "fixed" method of accounting for all employee stock options under APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense was recorded prior to fiscal 2002 with respect to the company's stock option plan, as options were granted with an exercise price equal to the stock's fair market value at date of grant.

     The company's 1998 Incentive Stock Option Plan (the 1998 Plan) contained a cashless exercise provision that permitted an optionee to relinquish vested options to the company in exchange for common shares having a current market value equal to the net exercised market value of the relinquished options. Under APB No. 25, the aforementioned cashless relinquishment feature can cause options issued under the 1998 Plan to be considered stock appreciation rights (SAR's) in substance, if not in form, unless past experience and economic incentives indicate that optionees are more likely to exercise, rather than relinquish, the options. Under APB No. 25, SAR's are accounted for using "variable" accounting whereby income is charged (or credited) during each accounting period to reflect any excess of the market value of shares underlying vested SAR's, over the exercise price of vested SAR's.

     It was never the company's intention to issue SAR's under the 1998 Plan. Prior to March 2002, no optionee ever utilized the cashless relinquishment alternative, and a total of only three optionees, none being executive officers of the company, utilized this exercise alternative. The company believed that its prior use of "fixed" accounting for options outstanding under the 1998 Plan was appropriate. However, in fiscal 2002 the company determined that options granted under the 1998 Plan should have been accounted for using "variable" option accounting. The impact of variable accounting on each year prior to fiscal 2002 was not material. Net income as previously reported for each quarter of fiscal 2002 has been restated for the change from the "fixed" method to the "variable" method of stock option accounting. For the three-month and six-month periods ended December 31, 2001, net income was previously reported as $3,889,000 ($.20 diluted earnings per share) and $9,723,000 ($.50 diluted earnings per share), respectively. The company recorded noncash stock option compensation of $4,040,000 ($2,626,000, net of tax, or $.14 per diluted share) and $5,477,000 ($3,560,000, net of tax, or $.18 per diluted share) for the three-month and six-month periods ended December 31, 2001, respectively. Accordingly, net income was restated as $1,263,000 ($.06 diluted earnings per share) and $6,163,000 ($.32 diluted earnings per share) for the three-month and six-month periods ended December 31, 2001, respectively.

     In keeping with the company's original intent, effective August 13, 2002, the Compensation Committee of the Board of Directors terminated the availability of the relinquishment alternative under the 1998 Plan, thereby removing any question regarding the appropriateness of "fixed" accounting for these employee stock options thereafter. Based on this action, together with a decline in the company's share price subsequent to June 30, 2002, the company recorded a reversal of fiscal 2002 noncash stock option compensation expense of $5,378,000 ($3,496,000, net of tax, or $.18 per diluted share) in the first quarter of fiscal 2003. Subsequent to August 13, 2002, the company is again utilizing the "fixed" method of stock option accounting.

NOTE 6 - LONG-TERM DEBT

     In June 2002, the company issued $120,000,000 of Senior Notes (Notes). Of the Notes, $60,000,000 mature in fiscal 2009 and carry a coupon rate of 6.99%, and $60,000,000 mature in fiscal 2012 and carry a coupon rate of 7.49%. In conjunction with the sale of the Notes, the company reduced its Revolving Credit Facility (Facility) to $100,000,000 of primary credit, including up to a maximum of $10,000,000 in letters of credit through November 30, 2005. At December 31, 2002, letters of credit totaling $2,584,000 were outstanding. No borrowings were outstanding on the Facility at December 31, 2002. In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At December 31, 2002, the fair value of the derivative was $5,421,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. Long-term debt is summarized as follows:

                                           December 31,      June 30,
      (In thousands)                           2002            2002
                                           ------------     ----------
      Senior Notes                          $  120,000      $  120,000
      Fair value of interest rate swap           5,421            (282)
      Revolving Credit Facility                     --              --
                                            ----------      ----------
                                            $  125,421      $  119,718
                                            ==========      ==========

NOTE 7 - ACQUISITION

     On October 16, 2002, a newly formed wholly owned indirect subsidiary of the company purchased substantially all of the assets of Advanced Composites Technologies, L.L.C. (ACT), a start-up stage manufacturer of advanced composite building products. The total purchase price was $2,224,000, plus contingent future earn-out payments based upon the profitability above certain thresholds of the newly formed subsidiary. Existing cash resources were used to fund the acquisition. Assets acquired included $180,000 in trade receivables, $228,000 in inventory, $79,000 in other current assets, $1,123,000 in property and equipment and $614,000 in patents and other intangibles. The operating results have been included in the company's consolidated financial statements since the date of acquisition. ACT's sales were not significant in its most recent fiscal year.

NOTE 8 - ENVIRONMENTAL RISK

     Chromium has engaged in limited remediation activities at its former plating operation, closed in 1999, at what is now Cybershield's Lufkin, Texas manufacturing facility. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary cleanup plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

     Chromium submitted a work plan, which the TCEQ has approved, for a supplemental groundwater and soil assessment at the facility. The plan was designed to, among other things, further define the cleanup requirements at the site. Chromium is preparing to implement that plan. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Until Chromium has the results from its supplemental assessment and TCEQ approval of a cleanup plan, it is unable to estimate and provide reserves for remediation costs, which may or may not be material.

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

NOTE 9 - LEGAL PROCEEDINGS

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

     Elk denied the claims asserted in both actions, and vigorously defended them. Elk and the other parties are carrying out the terms of a settlement agreement with all plaintiffs represented by the law firm prosecuting the Wedgewood Knolls and Lastih cases, including without limitation Wedgewood Knolls Condominium Association, Lastih and several other individual plaintiffs. The settlement was not a class settlement and did not have a material adverse effect on the company's consolidated results of operations, financial condition or liquidity.

     On April 3, 2002, CertainTeed Corporation filed suit in the United States District Court for the Eastern District of Pennsylvania, Philadelphia, Pennsylvania for alleged patent infringement against the company and two of its Elk affiliates. The suit, in essence, claims that Elk's Capstone shingle infringes three CertainTeed patents, and seeks preliminary and permanent injunctive relief, damages and attorneys' fees. Both parties have filed motions for summary judgment in the case, which is in the late stages of discovery. The company believes that it and its named affiliates have strong defenses to the suit, and does not believe the suit will have a material adverse effect on its consolidated results of operations, financial position or liquidity.

     The company and its subsidiaries are involved in various other legal actions and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

NOTE 10 - NEW ACCOUNTING STANDARDS

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The company adopted SFAS No. 142, effective July 1, 2002. Accordingly, goodwill must be tested for impairment annually and recorded goodwill is not amortized. The adoption of SFAS No. 142 did not significantly impact the company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for the company in fiscal 2004. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Based on current circumstances, the company does not believe the adoption of SFAS No. 143 will have a material impact on the company's financial position or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has adopted the disclosure-only provisions of SFAS No. 123. Therefore, SFAS No. 148 will not affect the company's results of operations. The new disclosure requirements will be effective for the company beginning in the quarter ending March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2001.

OVERALL PERFORMANCE

   Sales of $109,063,000 during the three-month period ended December 31, 2002 were 3.6% lower than $113,128,000 in the same three-month period of fiscal 2002. During the quarter ended December 31, 2002, net income of $2,816,000 was 123% higher than $1,263,000 for the same period in the prior fiscal year. For the quarter ended December 31, 2001, net income was previously reported as $3,889,000. After recording noncash stock option compensation of $2,626,000, net of tax, net income was restated as $1,263,000 for that period.

   In fiscal 2002, the company changed its accounting for certain stock options from fixed awards with no compensation expense to variable awards, which generally results in periodic expense or income, as the company determined that variable accounting is more appropriate for such stock options. Pursuant to variable option accounting, income is charged or credited during each accounting period to reflect any excess of the market value of shares underlying vested options, over the exercise price of vested options. Based on a decline in the company's share price subsequent to June 30, 2002 and actions taken by the Board of Directors to terminate the feature of the 1998 Incentive Stock Option Plan that caused certain stock options to be accounted for as variable awards, the company recorded a reversal of the majority of fiscal 2002 noncash stock option compensation in the first quarter of fiscal 2003. The company now has no options subject to variable stock option accounting, and therefore, income in the quarter ended December 31, 2002 was not, and income in future quarters will not be, affected by changes in the company's share price.

   Consolidated operating income of $5,962,000 in the quarter ended December 31, 2002 was 67.5% higher than $3,560,000 in the second quarter in the prior fiscal year. Operating income for the previous year quarter was reduced by a $4,040,000 charge for noncash stock option compensation. Excluding the impact of noncash stock option compensation, operating income for the three months ended December 31, 2001 was $7,600,000. As a percentage of sales, operating income (excluding the impact of noncash stock option compensation), was 5.5% in the second quarter of fiscal 2003 compared to 6.7% for the same quarter in the prior fiscal year. Cost of sales was 81.7% of sales for the three months ended December 31, 2002, compared to 79.7% for the same three month period in the prior fiscal year. On a per unit basis, cost of sales in the current year period was adversely affected by much higher asphalt costs. Despite higher litigation costs, selling, general and administrative (SG&A) costs in the three-month period ended December 31, 2002 were significantly lower than in the second quarter of fiscal 2002, primarily as a result of lower promotional costs and lower SG&A costs realized from a restructuring at Cybershield in the third quarter of fiscal 2002. As a percentage of sales, SG&A costs were 12.8% in the second quarter of fiscal 2003, compared to 13.6% in the same quarter last year.

   Interest expense was $1,373,000 in the second quarter of fiscal 2003 compared to $1,337,000 in the same prior year period. In the three months ended December 31, 2002, interest expense of $201,000 was capitalized related to the construction of the Tuscaloosa, Alabama shingle plant and other significant capital projects. No interest cost was capitalized in the same fiscal 2002 period.

   The company currently projects its effective tax rate to be 37.3% for fiscal 2003 compared to 39.0% for fiscal 2002. The difference between years primarily relates to the impact of noncash stock option compensation on the effective tax rate.

RESULTS OF BUSINESS SEGMENTS

   Sales in the Building Products segment increased 1.7% to $98,622,000 for the three months ended December 31, 2002 compared to $96,964,000 in the same prior year period. Higher sales in the current year period were reflective of a 10.4% increase in unit shingle shipments, partially offset by lower external nonwoven mat sales. Average shingle selling prices declined 2.6% in the second quarter of fiscal 2003 compared to the same quarter last year. Sales price per unit was also slightly lower in the current year quarter due to a lower sales mix (i.e. a relatively higher proportion of sales from lower-priced product categories). Total nonwoven mat sales, including internal sales, were comparable to the same quarter last year. However, a relatively higher proportion of nonwoven mat was consumed internally by Elk's roofing operations during the current year quarter. Internal nonwoven mat sales are eliminated in consolidation.

   Operating profit for the Building Products segment of $7,491,000 for the three-month period ended December 31, 2002 decreased 22.6% from $9,672,000 of operating profit achieved in the same period of fiscal 2002. This decrease in year-to-year operating profit was largely the result of significantly higher asphalt costs, which reduced operating profit by over $2,500,000 compared to the same quarter last year. In addition, higher litigation expenses and limited production of new "beta" shingle products combined to reduce operating profit by about $1,000,000. Elk was successful in the current year quarter in lowering controllable operating expenses through good cost control practices. Initial operations for Elk Composite Building Materials further reduced operating profit during the current year quarter by almost $500,000. During the December 2002 quarter, this acquisition was assimilated into Elk's operations and its product line for decking, transportation and other applications was expanded and improved. Management projects that by the end of March 2003, this new operation will be capable of generating in the range of $15,000,000 to $20,000,000 in annual sales and beginning to generate an operating profit.

   The Building Products segment experienced higher than expected demand during the month of December 2002 as a likely result of increased storm activity in some regions of the United States, combined with inventory purchases by distributors in advance of scheduled price increases, and to hedge against potential asphalt shortages. Demand was particularly strong in the Western United States, most likely the result of El Nino related storms containing heavy rain and strong winds that affected that region. Management expects continued strengthening in the roofing market during the spring and summer months of calendar year 2003.

   Management anticipates that the extended paralysis of Venezuela's oil industry will result in asphalt shortages to the roofing industry in the United States. Asphalt is believed to be in short supply in certain markets of the Eastern United States, and suppliers have begun to allocate available supplies to contractual customers based on historical usage. As a result of a strong inventory position, management does not currently anticipate any significant impairment of future sales related to an asphalt shortage. However, asphalt costs in the near term could increase by $30 - $40 per ton over December 2002 levels.

   Effective January 6, 2003, Elk implemented a 3% price increase intended to recover prior increases in asphalt costs. Another 5% price increase is scheduled for late February 2003 to recover the anticipated near term asphalt cost escalation. Management believes that current market conditions are conducive to Elk's realization of both price increases.

   Sales for the Other, Technologies segment decreased 35.4% to $10,441,000 in the second quarter of fiscal 2003 compared to $16,164,000 in the same prior year quarter. Cybershield sales in the quarter ended December 31, 2002 were significantly below sales in same quarter last year, as cellular handset production previously conducted in the United States and Latin America has largely shifted to Asia where the company has no significant operations. Chromium's sales were also lower in the second quarter of fiscal 2003 compared to the prior year quarter. However, Chromium continues to see momentum developing for its new wear plate and tile products to partially offset lower volumes as railroads continue to defer maintenance expenditures. Ortloff achieved higher revenues from license agreements in the current year quarter compared to the same quarter last year.

   The Other, Technologies segment reported $1,189,000 of operating profit in the second quarter of fiscal 2003 compared to a $1,073,000 operating profit in the second quarter of the prior fiscal year. Despite the significant change in Cybershield's market, this subsidiary experienced some benefit from a seasonal increase in cellular handset related sales and growing sales momentum in other product categories. These developments, combined with a much lower operating cost structure, allowed Cybershield to achieve an approximate $200,000 operating profit during the current year quarter compared to about $500,000 of operating profit in the same quarter last year. Management believes Cybershield is successfully positioned for sustained profitability. Chromium had an operating loss of approximately $100,000 during the current year quarter compared to a modest operating profit in the same period last year. Management expects Chromium's operating results to improve during the second half of fiscal 2003 as a result of projected increases in sales of new wear tile and abrasion plate products. Ortloff reported operating profit of $1,100,000 in the current year quarter, more than doubling its operating profit for the same quarter in fiscal 2002, due to higher revenues. Ortloff's activity backlog was strong at December 31, 2002 and this business is expected to generate good, to potentially excellent, results over the remainder of fiscal 2003.

   The company continues to be optimistic about the future market potential of its Versa Shield TB 129 fire-barrier fabric. California has not yet announced its definitive new fire standard for mattress products. Management expects a decision by the end of January 2003 or early February 2003, with compliance being required by January 2004. The company is hopeful that meaningful sales opportunities will begin to develop for this product during the second half of calendar 2003.

CHANGES IN THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2001.

OVERALL PERFORMANCE

   Sales of $229,145,000 during the six-month period ended December 31, 2002 were 10.6% lower than $256,347,000 in the same period of fiscal 2002. During the six-month period ended December 31, 2002, net income of $11,812,000 was 91.7% higher than $6,163,000 for the same period in the prior fiscal year. For the six months ended December 31, 2001, net income was previously reported as $9,723,000. After recording noncash stock option compensation of $3,560,000, net of tax, net income was restated as $6,163,000 for that period.

   Consolidated operating income of $21,892,000 in the first half of fiscal 2003 was 58.7% higher than $13,798,000 in the first half of the prior fiscal year. Operating income for the current fiscal year period increased $5,378,000 as a result of a credit for noncash stock option compensation, compared to a $5,477,000 charge for this noncash item in the first half last year. Excluding the impact of noncash stock option compensation, operating income for the first six months of the current fiscal year was $16,514,000 compared to $19,275,000 for the same prior year period. As a percentage of sales, operating income (excluding the impact of noncash stock option compensation) was 7.2% in the first half of fiscal 2003 compared to 7.5% for the same period in the prior fiscal year. Cost of sales were 80.5% of sales for the six months ended December 31, 2002, compared to 80.6% for the same period in fiscal 2002. The impact of higher asphalt costs in the current fiscal year were largely offset by, among other things, lower unit manufacturing costs and strict management of controllable expenses at the company's roofing plants. Despite much higher litigation costs, SG&A costs in the six-month period ended December 31, 2002 were lower than in the first half of fiscal 2002, primarily as a result of lower promotional costs and lower SG&A costs achieved from the consolidation of Cybershield's operations in the third quarter of fiscal 2002. As a percentage of sales, SG&A costs were 12.3% in the first half of fiscal 2003, compared to 11.9% in the same period last year.

   Interest expense was $3,053,000 in the first half of fiscal 2003 compared to $3,617,000 in the same prior year period. In the first half of fiscal 2003, interest expense of $248,000 was capitalized related to the expansion of the Tuscaloosa, Alabama shingle plant and other significant capital projects. No interest cost was capitalized in the comparable fiscal 2002 period.

   The company currently projects its effective tax rate to be 37.3% for fiscal 2003 compared to 39.0% for fiscal 2002. The difference between years primarily relates to the impact of noncash stock option compensation on the effective tax rate.

RESULTS OF BUSINESS SEGMENTS

   Sales in the Building Products segment decreased 7.0% to $211,938,000 for the six months ended December 31, 2002 compared to $227,989,000 in the same prior year period. Lower sales in the current year period were reflective of a general slowing in the roofing market during the first quarter of the current fiscal year and lower external nonwoven mat sales. Average selling prices during the first half of fiscal 2003 were 0.4% lower than in the same six month period last year. Sales price per unit has also been lower in the current fiscal year due to a lower sales mix (i.e. a relatively higher proportion of sales from lower-priced product categories).

   Operating profit for the Building Products segment of $21,989,000 for the six-month period ended December 31, 2002 was 9.5% lower compared to $24,297,000 of operating profit achieved in the same period of fiscal 2002. Lower sales volumes and significantly higher asphalt costs have been partially offset by lower freight costs, lower unit manufacturing costs and good expense control at the company's roofing plants. Asphalt costs during the first six months of fiscal 2003 were more than $5,000,000 higher than in the same period last year. Other factors that had a negative impact on current year operating profit include higher litigation expenses, limited production of new shingle products and initial losses at a newly acquired subsidiary.

   Sales for the Other, Technologies segment decreased 39.3% to $17,207,000 in the first half of fiscal 2003 compared to $28,358,000 in the same prior year period. Significantly reduced volumes of cellular handset business caused Cybershield's sales to decline significantly in the current year. Cellular handset production previously in the United States and Latin America has largely shifted to Asia where the company has no significant operations. Commercialization of EXACT(TM), a proprietary process for applying precise conductive metal patterns to plastics or other components, together with other strategic moves including marketing partnerships with key supply chain partners and utilizing a network of manufacturing representatives to augment Cybershield's internal sales force, are key strategies to diversify Cybershield's sales among a wider variety of consumer, medical and military electronics applications. Chromium's sales were also lower in the first half of fiscal 2003 compared to the prior year period as a result of deferred maintenance expenditures by its railroad customers. For the six months ended December 31, 2002, Ortloff's licensing revenues were significantly lower than in the same period last year.

   Primarily as a result of lower revenues, the Other, Technologies segment reported a $100,000 operating profit for the first half of fiscal 2003 compared to $1,166,000 operating profit in the same six month period last year. Chromium reported an approximate $150,000 operating loss during the current year period compared to approximately $300,000 of operating profit in the same period last year. Despite the significant reduction in revenues at Cybershield, cost reductions allowed that subsidiary to limit its operating loss in the current year period to approximately $450,000 compared to a modest operating profit in the same period last year. Ortloff reported operating profit of approximately $700,000 in the current year period compared to about $800,000 in the same prior year period.

FINANCIAL CONDITION

   Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. During the first six months of fiscal 2003, the company generated cash flows of $29,054,000 from operating activities compared to $45,613,000 for the first six months in the prior fiscal year. The decrease in cash flows generated in the first half of fiscal 2003 was primarily the result of changing dynamics in the significant components of working capital (trade receivables, inventories, accounts payable and accrued liabilities).

   Trade receivables from operating activities at December 31, 2002 were $27,635,000 lower than at June 30, 2002, primarily due to the seasonal slowdown in sales volumes, together with collection of $8,608,000 of deferred trade receivables from promotional programs to certain customers in the current year period. In the prior year first half, receivables were $14,492,000 lower than at June 30, 2001.

   At December 31, 2002, manufactured inventories were $14,708,000 higher than at June 30, 2002 as production at the company's roofing plants continued at high rates throughout much of the current year while sales volumes declined. The company believes that current year inventories are at favorable levels, particularly with the potential for industry product shortages resulting from the short supply of asphalt in certain markets. In the prior year, extremely strong sales volumes had reduced roofing product inventories to less than desired levels.

   The $8,160,000 decrease in current liabilities at December 31, 2002 compared to June 30, 2002 is primarily the result of the reversal of an accrual for noncash stock option compensation during the current fiscal year, together with normal timing of vendor payments. In the prior year, cash flows were generated from an increase in trade payables that resulted from advantageous cash management strategies that were not beneficial in the current year due to the company's cash position.

   The current ratio was 3.7 to 1 at December 31, 2002 compared to 3.3 to 1 at June 30, 2002. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

   Cash flows from investing activities primarily reflect the company's capital expenditure strategy. Approximately $11,500,000 of current year capital expenditures relate to construction of a second shingle manufacturing line at the Tuscaloosa, Alabama roofing plant. The company plans to invest approximately $77,000,000 over a two year period to construct this shingle manufacturing line and to install certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. Approximately $31,000,000 of the planned investment is projected to be expended in fiscal 2003. In addition, the company intends to invest approximately $11,000,000 in fiscal 2003 for productivity enhancements at certain of its other roofing plants. During the second quarter of fiscal 2003, the company utilized $2,224,000 of cash for a business acquisition and subsequently invested $2,234,000 in incremental capital expenditures for this new subsidiary to increase manufacturing capacity.

   Cash flows from financing activities generally reflect changes in the company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash used for financing activities was $1,807,000 in the first half of fiscal 2003 compared to $40,860,000 in the same period in fiscal 2002. In June 2002, the company sold $120,000,000 in Senior Unsecured Notes in a private placement transaction with a group of institutional investors. The proceeds of the notes were used to repay indebtedness outstanding under the company's existing Revolving Credit Facility. There was no outstanding balance on the Revolving Credit Facility at December 31, 2002.

   The increase in long-term debt during the first half of fiscal 2003 was the result of a noncash adjustment in the fair value of long-term debt resulting from an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of long-term debt through 2012. This fair market adjustment is offset by recording a corresponding noncash amount in other assets for the value of the interest rate swap instrument.

   The changes in the company's debt structure were made to extend the maturity structure of the company's debt on favorable terms, increase the company's total committed borrowing availability and better diversify the company's funding sources. At December 31, 2002, liquidity consisted of $17,804,000 of cash and cash equivalents and $97,416,000 of available borrowings under its $100,000,000 committed Revolving Credit Facility. The debt to capital ratio (after deducting cash and cash equivalents from $120,000,000 of principal debt) was 35.4%. The company has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

   The company's Board of Directors has authorized the purchase of common stock from time to time on the open market. As of December 31, 2002, the company has repurchase authority of approximately $10,600,000 remaining.

   See footnote 8 on page 8 on this Form 10-Q for a summary of the company's environmental risk and footnote 10 on page 10 for a discussion of new accounting standards.

   Management believes that current cash and cash equivalents, projected cash flows from operations, and its existing debt capacity should be sufficient during fiscal 2003 and for the foreseeable future to fund the Tuscaloosa, Alabama plant expansion, other planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

CRITICAL ACCOUNTING POLICIES

   The company's condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based on the information available. The accounting policies which management believes are the most critical to fully understanding and evaluating the company's reported financial results are described in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 and 23 in the company's Form 10-K for its fiscal year ended June 30, 2002. There were no significant changes in critical accounting policies during the six-month period ended December 31, 2002.

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

      These statements are based on judgments the company believes are reasonable; however, actual results could differ materially from those discussed here as a result of a number of factors, including the following:

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

      3. Temporary shortages or disruption in supply of raw materials or transportation do result from time to time from a variety of causes. The current Venezuelan oil workers strike, if not timely resolved, has adversely affected asphalt supplies in certain regions of the United States, particularly the Eastern United States, and there can be no assurance that such shortages will not be compounded in the future. If the company experiences temporary shortages or disruption of supply of raw materials from the Venezuelan situation, or other reasons, operating results could be adversely affected and/or lower than projected.

      4. The company has been involved in a significant expansion plan over the past several years, including the construction of new facilities and the expansion of existing facilities. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new and expanded plant facilities. If such progress is slower than anticipated, or if demand for products produced at new or expanded plants does not meet current expectations, operating results could be adversely affected.

      5. Certain facilities of the company's subsidiaries must utilize hazardous materials in their production process. As a result, the company could incur costs for remediation activities at its facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

      6. The company's litigation is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

      7. Although the company currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds or borrowings under its available credit facilities, significant increases in interest rates could substantially affect its borrowing costs or its cost of alternative sources of capital.

      8. Each of the company's businesses, especially Cybershield's business, is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of the company's technology, products and services, or the method and profitability of the method of distribution or delivery of such technology, products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly. Cybershield has lost substantial business as a result of most cellular handset production moving to Asia where Cybershield has no significant presence. Low labor costs in Asia make other coating processes competitive with those Cybershield would use. Cybershield's future viability may depend on the successful commercialization of the EXACT(TM) process, or other value added services, which are unproven as yet on a large commercial scale.

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

     10. Each of the company's businesses is actively involved in the development of new products, processes and services which are expected to contribute to the company's ongoing long-term growth and earnings. Products using VersaShield fire retardant coatings have not yet produced commercial sales. Its market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. If such development activities are not successful, regulatory requirements are less stringent than currently predicted, market demand is less than expected, or the company cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In addition to the risks inherent in its operations, the company is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the company's exposure to the risks of changing commodity prices and interest rates. The company has no significant foreign exchange risk. Derivatives are held from time to time as part of a formally documented risk management program. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for trading purposes. The company currently has entered into derivative transactions related to interest rate risk.

      The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, from time to time the company enters into hedge transactions to fix the price on a portion of its projected natural gas usage. There are no current hedge commitments on natural gas at December 31, 2002. However, it is anticipated that hedging strategies will likely be utilized in the future.

      The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into an interest rate swap on $60,000,000, or 50% of the outstanding face amount of Senior Notes at June 30, 2002. The fair value of this swap was a gain of $5,421,000 at December 31, 2002. Based on outstanding debt at December 31, 2002, the company's interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

ITEM 4. CONTROLS AND PROCEDURES

      In January 2003, the company completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures are effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in the company's periodic SEC filings. There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Elk denied the claims asserted in both actions, and vigorously defended them. Elk and the other parties are carrying out the terms of a settlement agreement with all plaintiffs represented by the law firm prosecuting the Wedgewood Knolls and Lastih cases, including without limitation Wedgewood Knolls Condominium Association, Lastih and several other individual plaintiffs. The settlement was not a class settlement and did not have a material adverse effect on the company's consolidated results of operations, financial condition or liquidity.

     On April 3, 2002, CertainTeed Corporation filed suit in the United States District Court for the Eastern District of Pennsylvania, Philadelphia, Pennsylvania for alleged patent infringement against the company and two of its Elk affiliates. The suit, in essence, claims that Elk's Capstone shingle infringes three CertainTeed patents, and seeks preliminary and permanent injunctive relief, damages and attorneys' fees. Both parties have filed motions for summary judgment in the case, which is in the late stages of discovery. The company believes that it and its named affiliates have strong defenses to the suit, and does not believe the suit will have a material adverse effect on its consolidated results of operations, financial position or liquidity.

     The company and its subsidiaries are involved in various other legal actions and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The company's Annual Meeting of Shareholders was held on October 29, 2002 for the purpose of electing three directors, approving the 2002 ElkCorp Equity Incentive Compensation Plan, and ratifying the appointment of the company's independent auditors.

      (b)   Directors Elected

                                                  NUMBER OF VOTES
                                    ------------------------------------------
                                        FOR            AGAINST        WITHHELD
                                        ---            -------        --------
            Richard A. Nowak        16,272,938          64,202         286,960

            David W. Quinn          15,947,042         390,098         286,960

            Michael L. McMahan      15,949,461         387,679         286,960

      (c)   Other Directors Whose Term Continued After the Meeting:

            Thomas D. Karol
            Dale V. Kesler
            James E. Hall
            Harold K. Work

      (c) Other matters voted upon at the meeting and the number of affirmative votes, negative votes and abstentions.

                                                               NUMBER OF VOTES
                                           ----------------------------------------------------
                                                                                       BROKER
                                           AFFIRMATIVE     AGAINST     ABSTENTIONS    NON-VOTES
                                           -----------     -------     -----------    ---------
            Approval of the 2002
             ElkCorp Equity Incentive
             Compensation Plan             11,531,939     3,255,902      127,755      1,708,504

            Ratification of
             PricewaterhouseCoopers
             as independent auditors of
             the company for the fiscal
             year ending June 30, 2003     16,055,947       337,696      230,457              0

ITEM 6: EXHIBITS AND REPORTS OF FORM 8-K

      (a)   Exhibits:

            99.1  Certification of the Chief Executive Officer of ElkCorp

            99.2  Certification of the Chief Financial Officer of ElkCorp

      (b) The company filed two reports on Form 8-K during the quarter ended December 31, 2002. The company filed a Form 8-K on October 17, 2002 relating to a press release reporting consolidating operating results and other financial information for the first quarter of fiscal 2003, and containing "forward-looking" statements about its prospects for the future, and certain other information concerning the company's disclosures under Regulation FD, and the company filed a Form 8-K on December 23, 2002 relating to a press release containing "forward-looking" statements about its prospects for the future and certain other information concerning the company's disclosures under Regulation FD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ElkCorp

DATE: February 3, 2003                   /s/ Harold R. Beattie, Jr.
      ------------------                 -------------------------------------
                                         Harold R. Beattie, Jr.
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer


                                         /s/ Leonard R. Harral
                                         -------------------------------------
                                         Leonard R. Harral
                                         Vice President and Chief
                                         Accounting Officer

                                 CERTIFICATIONS

I, Thomas D. Karol, certify that:

I have reviewed this quarterly report on Form 10-Q of ElkCorp;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003                        By /s/ Thomas D. Karol
                                                 ----------------------------
                                                     Thomas D. Karol
                                                     Chief Executive Officer

I, Harold R. Beattie, Jr., certify that:

I  have reviewed this quarterly report on Form 10-Q of ElkCorp;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003                         By /s/ Harold R. Beattie, Jr.
                                                  ------------------------------
                                                      Harold R. Beattie, Jr.
                                                      Chief Financial Officer

                                  Exhibit Index


            99.1  Certification of the Chief Executive Officer of ElkCorp

            99.2  Certification of the Chief Financial Officer of ElkCorp