Form 10-Q
period 2003-03-31
ELKCORP
filed 2003-05-15
CIK 32017

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                             ----------------------

For Quarter Ended March 31, 2003                   Commission File Number 1-5341

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

         As of close of business on April 30, 2003, Registrant had outstanding 19,529,389 shares of Common Stock, par value $1 per share.

                            ELKCORP AND SUBSIDIARIES

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.   Financial Statements

               Consolidated Statements of Operations for the Three Months and
               Nine Months Ended March 31, 2003 and 2002                                                    1
               Consolidated Balance Sheets as of
               March 31, 2003 and June 30, 2002                                                             2
               Consolidated Statements of Cash Flows for the Nine Months Ended
               March 31, 2003 and 2002                                                                      3
               Notes to Consolidated Financial Statements                                                4-12

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                13-22

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                  23

     Item 4.   Controls and Procedures                                                                     23

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                           24

     Item 6.   Exhibits and Reports on Form 8-K                                                            25

SIGNATURES                                                                                                 26

CERTIFICATIONS                                                                                          27-28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited, $ in thousands,
                             except per share data)

                                                          Three Months Ended                   Nine Months Ended
                                                               March 31,                            March 31,
                                                     -----------------------------      ----------------------------
                                                         2003             2002              2003            2002
                                                     -----------       -----------      -----------      -----------
SALES                                                $   129,772       $   119,175      $   358,917      $   375,522
                                                     -----------       -----------      -----------      -----------

COST AND EXPENSES
        Cost of sales                                    105,550           104,696          290,109          311,307
        Selling, general and administrative               15,548             8,912           43,620           39,373
        Noncash stock option compensation                     --            (3,381)          (5,378)           2,096
                                                     -----------       -----------      -----------      -----------
INCOME FROM OPERATIONS                                     8,674             8,948           30,566          22,746
                                                     -----------       -----------      -----------      -----------

OTHER EXPENSE
        Interest expense, net                              1,469               856            4,522            4,473
                                                     -----------       -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                                 7,205             8,092           26,044           18,273
        Provision for income taxes                         2,743             2,965            9,770            6,983
                                                     -----------       -----------      -----------      -----------
NET INCOME                                           $     4,462       $     5,127      $    16,274      $    11,290
                                                     ===========       ===========      ===========      ===========

NET INCOME PER SHARE-BASIC                           $       .23       $       .26      $       .84      $       .59
                                                     ===========       ===========      ===========      ===========

NET INCOME PER SHARE-DILUTED                         $       .23       $       .26      $       .83      $       .58
                                                     ===========       ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                           $       .05       $       .05      $       .15      $       .15
                                                     ===========       ===========      ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING (000's)

        Basic                                             19,477            19,358           19,474           19,278
                                                     ===========       ===========      ===========      ===========
        Diluted                                           19,570            19,705           19,581           19,606
                                                     ===========       ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, $ in thousands, except share data)

                                                                                          March 31,        June 30,
                                                                                            2003             2002
                                                                                        -----------      -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                               $    12,033      $    12,436
Trade receivables, less allowance of $1,100 and $734                                        102,654           94,764
Inventories -
         Finished goods                                                                      49,501           36,888
         Work-in-process                                                                        532              538
         Raw materials                                                                        9,410            9,484
                                                                                        -----------      -----------
         Total inventories                                                                   59,443           46,910
                                                                                        -----------      -----------

Prepaid expenses and other                                                                    8,451            9,474
Deferred income taxes                                                                         3,841            5,727
                                                                                        -----------      -----------
                  Total current assets                                                      186,422          169,311
                                                                                        -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                                      353,630          320,695
         Less - accumulated depreciation                                                   (126,866)        (114,216)
                                                                                        -----------      -----------
                  Property, plant and equipment, net                                        226,764          206,479
                                                                                        -----------      -----------

OTHER ASSETS                                                                                 12,887            5,638
                                                                                        -----------      -----------
                                                                                        $   426,073      $   381,428
                                                                                        ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                        $    30,584      $    27,418
Accrued liabilities                                                                          19,127           24,655
                                                                                        -----------      -----------
                  Total current liabilities                                                  49,711           52,073
                                                                                        -----------      -----------

LONG-TERM DEBT                                                                              151,131          119,718
DEFERRED INCOME TAXES                                                                        35,643           33,545

SHAREHOLDERS' EQUITY -
         Common stock ($1 par, 19,988,074 shares issued)                                     19,988           19,988
         Paid-in-capital                                                                     58,061           58,419
         Unearned compensation - unvested restricted stock                                     (297)              --
         Accumulated other comprehensive income                                                  --               31
         Retained earnings                                                                  120,122          106,772
                                                                                        -----------      -----------
                                                                                            197,874          185,210
         Less  -  Treasury stock (490,535 and 527,076 shares, at cost)                       (8,286)          (9,118)
                                                                                        -----------      -----------
                  Total shareholders' equity                                                189,588          176,092
                                                                                        -----------      -----------
                                                                                        $   426,073      $   381,428
                                                                                        ===========      ===========

See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                                             Nine Months Ended
                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                           2003              2002
                                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                                     $    16,274      $    11,290
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization, including
                     $3,360 impairment in 2002                                               13,627           17,007
                  Deferred income taxes                                                       3,984            4,350
                  Changes in assets and liabilities:
                     Trade receivables                                                       (7,710)         (19,405)
                     Inventories                                                            (12,305)           8,915
                     Prepaid expenses and other                                               1,102             (936)
                     Accounts payable and accrued liabilities                                (2,362)           4,862
                                                                                        -----------      -----------

                  Net cash provided by operating activities                                  12,610           26,083
                                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                                         (32,802)          (8,250)
         Acquisition of business                                                             (2,224)              --
         Other                                                                                 (222)             530
                                                                                        -----------      -----------

                  Net cash used for investing activities                                    (35,248)          (7,720)
                                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from sale of Senior Notes                                                  25,000               --
         Repayments on Revolving Credit Facility, net                                            --          (17,300)
         Dividends on common stock                                                           (2,923)          (2,900)
         Treasury stock transactions and other, net                                             158            1,744
                                                                                        -----------      -----------

                  Net cash provided by (used for) financing activities                       22,235          (18,456)
                                                                                        -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (403)             (93)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               12,436              128
                                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    12,033      $        35
                                                                                        ===========      ===========

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

         The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's 2002 Annual Report on Form 10-K. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the financial position of ElkCorp and subsidiaries (the company) at March 31, 2003, and the results of their operations for the three-month and nine-month periods ended March 31, 2003 and 2002 and their cash flows for the nine-month periods then ended, but are, however, subject to year-end audit by the company's independent auditors. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

NOTE 2 - COMPANY SEGMENTS

         The company has one reportable segment: Elk Premium Building Products (Building Products). The Building Products group consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) beginning with an October 2002 business acquisition, composite building products. Building Products accounted for 91% of consolidated sales both in fiscal 2002 and for the nine months ended March 31, 2003.

         The Other, Technologies grouping of companies consists of the operations that are not part of the Building Products segment. These dissimilar operations were combined beginning in fiscal 2002, as none individually met the materiality criteria for separate segment reporting. The businesses aggregated together as Other, Technologies accounted for 9% of consolidated sales in both fiscal 2002 and for the nine months ended March 31, 2003.

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

and (3) Ortloff Engineers, LTD (Ortloff), a leading supplier of proprietary technologies and related engineering services to the natural gas processing industry. A fourth operation, Elk Technologies, Inc., was incorporated to develop and market fabrics featuring VersaShield(R) fire retardant coatings for use outside of traditional building products applications, including mattresses, furniture, curtains and bed clothing. Commercial sales relating to this business have been immaterial to date.

Financial information by company segment is summarized as follows:

                                                         (In thousands)                        (In thousands)
                                                       Three Months Ended                     Nine Months Ended
                                                            March 31,                             March 31,
                                                --------------------------------        ----------------------------
                                                    2003                2002               2003             2002
                                                -----------          -----------        -----------      -----------
SALES
Building Products                               $   116,981          $   111,544        $   328,919      $   339,533
Other, Technologies                                  12,791                7,631             29,998           35,989
                                                -----------          -----------        -----------      -----------
                                                $   131,454          $   119,175        $   358,917      $   375,522
                                                ===========          ===========        ===========      ===========
OPERATING PROFIT (LOSS)
Building Products(1)                            $     8,081          $    14,434        $    30,070      $    38,731
Other, Technologies(2)                                3,088               (5,878)             3,188           (4,712)
Corporate and other, excluding
  noncash stock option compensation                  (2,495)              (2,989)            (8,070)          (9,177)
Noncash stock option compensation                        --                3,381              5,378           (2,096)
                                                -----------          -----------        -----------      -----------
                                                      8,674                8,948             30,566           22,746
Interest expense, net                                (1,469)                (856)            (4,522)          (4,473)
                                                -----------          -----------        -----------      -----------
Income before income taxes                      $     7,205          $     8,092        $    26,044      $    18,273
                                                ===========          ===========        ===========      ===========

DEPRECIATION AND AMORTIZATION
Building Products                               $     3,409          $     3,307        $    10,237      $     9,880
Other, Technologies(3)                                  479                4,053              1,394            5,118
Corporate                                               638                  670              1,996            2,009
                                                -----------          -----------        -----------      -----------
                                                $     4,526          $     8,030        $    13,627      $    17,007
                                                ===========          ===========        ===========      ===========
CAPITAL EXPENDITURES
Building Products                               $    13,225          $     2,663        $    31,789      $     6,605
Other, Technologies                                      79                  413                279            1,333
Corporate                                               144                  185                734              312
                                                -----------          -----------        -----------      -----------
                                                $    13,448          $     3,261        $    32,802      $     8,250
                                                ===========          ===========        ===========      ===========

                                                 March 31,             June 30,
                                                   2003                  2002
                                                -----------          -----------
IDENTIFIABLE ASSETS
Building Products                               $   352,890          $   314,668
Other, Technologies                                  38,136               32,420
Corporate                                            35,047               34,340
                                                -----------          -----------
                                                $   426,073          $   381,428
                                                ===========          ===========

Notes:

   (1) Includes $5,625 nonrecurring income from a vendor settlement in the third quarter of fiscal 2002.

   (2) Includes $4,851 of plant closure costs in the third quarter of fiscal
       2002.

   (3) Includes $3,360 impairment in the third quarter of fiscal 2002.

NOTE 3 - ACCOUNTING FOR STOCK-BASED COMPENSATION

         The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations to measure compensation expense for stock-based compensation plans. Refer to Note 6 - Noncash Stock Option Compensation footnote on page 8 of this Form 10-Q for a detail description of the company's application of APB No. 25. If compensation cost for stock-based compensation plans had been determined under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three-month and nine-month periods ended March 31, 2003 and 2002, assuming all options granted in 1996 and thereafter were valued using the Black-Scholes model, would have been as follows (in thousands, except per share amounts):

                                                          Three Months Ended                 Nine Months Ended
                                                               March 31,                         March 31,
                                                      --------------------------        ----------------------------
                                                         2003            2002              2003              2002
                                                      ---------        ---------        ----------        ----------
Net income:

As reported                                           $   4,462        $   5,127        $   16,274        $   11,290
Add:  Stock-based employee compensation expense
        (reversal) included in reported net
        income, net of related tax effects                   --           (2,198)           (3,496)            1,362
Deduct:  Total stock-based compensation expense
        determined under fair value based method
        for all awards granted since January 1,
        1996, net of related tax effects                   (550)          (1,116)           (1,717)           (3,651)
                                                      ---------        ---------        ----------        ----------
Pro forma                                             $   3,912        $   1,813        $   11,061        $    9,001
                                                      ---------        ---------        ----------        ----------

Earnings per common share:

   Basic - as reported                                $     .23        $     .26        $      .84        $      .59
                                                      ---------        ---------        ----------        ----------

   Basic - pro forma                                  $     .20        $     .09        $      .57        $      .47
                                                      ---------        ---------        ----------        ----------

   Diluted - as reported                              $     .23        $     .26        $      .83        $      .58
                                                      ---------        ---------        ----------        ----------

   Diluted - pro forma                                $     .20        $     .09        $      .56        $      .46
                                                      ---------        ---------        ----------        ----------

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options and restricted shares. The following table sets forth the computation of basic and diluted earnings per share:

                                                     (In thousands)                       (In thousands)
                                                   Three Months Ended                    Nine Months Ended
                                                        March 31,                            March 31,
                                               ---------------------------         --------------------------
                                                  2003              2002              2003             2002
                                               ----------         --------         ----------        --------
Net income                                     $    4,462         $  5,127         $   16,274        $ 11,290
                                               ==========         ========         ==========        ========

Denominator for basic earnings
per share - weighted average
shares outstanding                                 19,477           19,358             19,474          19,278

Effect of dilutive securities:
Restricted shares and
employee stock options                                 93              347                107             328
                                               ----------         --------         ----------        --------

Denominator for dilutive earnings
per share - adjusted weighted
average shares and assumed issuance
of shares purchased under incentive
stock option plan and vesting of
restricted shares using
the treasury stock method                          19,570           19,705             19,581          19,606
                                               ==========         ========         ==========        ========

Basic earnings per share                       $      .23         $    .26         $      .84        $    .59
                                               ==========         ========         ==========        ========

Diluted earnings per share                     $      .23         $    .26         $      .83        $    .58
                                               ==========         ========         ==========        ========

NOTE 5 - COMPREHENSIVE INCOME

         Total comprehensive income for the three-month and nine-month periods ended March 31, 2003 and March 31, 2002 were as follows:

                                                      (In thousands)                      (In thousands)
                                                    Three Months Ended                  Nine Months Ended
                                                         March 31,                           March 31,
                                               ------------------------            --------------------------
                                                 2003               2002              2003             2002
                                               ----------         --------         ----------        --------
Net income                                     $    4,462         $  5,127         $   16,274        $ 11,290
Derivative transactions                                --              102                 --             (31)
                                               ----------         --------         ----------        --------
Total comprehensive income                     $    4,462         $  5,229         $   16,274        $ 11,259
                                               ==========         ========         ==========        ========

         At March 31, 2003, there are no derivative transactions in effect that will cause net income to vary from total comprehensive income in future periods.

NOTE 6 - NONCASH STOCK OPTION COMPENSATION

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

         It was never the company's intention to issue SAR's under the 1998 Plan. Prior to March 2002, no optionee ever utilized the cashless relinquishment alternative, and a total of only three optionees, none being executive officers of the company, utilized this exercise alternative. The company believed that its prior use of "fixed" accounting for options outstanding under the 1998 Plan was appropriate. However, in fiscal 2002 the company determined that options granted under the 1998 Plan should have been accounted for using "variable" option accounting. The impact of variable accounting on each year prior to fiscal 2002 was not material. Net income as previously reported for each quarter of fiscal 2002 has been restated for the change from the "fixed" method to the "variable" method of stock option accounting. For the three-month and nine-month periods ended March 31, 2002, net income was previously reported as $2,929,000 ($.15 diluted earnings per share) and $12,652,000 ($.65 diluted earnings per share), respectively. The company recorded a noncash stock option compensation reversal of $3,381,000 ($2,198,000, net of tax, or $.11 per diluted share) and a $2,096,000 expense ($1,362,000, net of tax, or $.07 per diluted share) for the three-month and nine-month periods ended March 31, 2002, respectively. Accordingly, net income was restated as $5,127,000 ($.26 diluted earnings per share) and $11,290,000 ($.58 diluted earnings per share) for the three-month and nine-month periods ended March 31, 2002, respectively.

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

NOTE 7 - LONG-TERM DEBT

         In June 2002, the company issued $120,000,000 of Senior Notes (Notes) and in March 2003, issued an incremental $25,000,000 in Notes. Of the Notes, $25,000,000 mature in fiscal 2008 and carry a coupon rate of 4.69%, $60,000,000 mature in fiscal 2009 and carry a coupon rate of 6.99%, and $60,000,000 mature in fiscal 2012 and carry a coupon rate of 7.49%. In conjunction with the sale of the Notes in June 2002, the company reduced its Revolving Credit Facility (Facility) to $100,000,000 of primary credit, including up to a maximum of $10,000,000 in letters of credit through November 30, 2005. At March 31, 2003, letters of credit totaling $2,597,000 were outstanding. No borrowings were outstanding on the Facility at March 31, 2003. In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At March 31, 2003, the fair value of the derivative was $6,131,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. Long-term debt is summarized as follows:

                                                                  March 31,                  June 30,
(In thousands)                                                      2003                       2002
-----------------------------------------------------------------------------------------------------
Senior Notes                                                      $145,000                   $120,000
Fair value of interest rate swap                                     6,131                       (282)
Revolving Credit Facility                                               --                         --
                                                                  --------                   --------
                                                                  $151,131                   $119,718
                                                                  ========                   ========

NOTE 8 - ACQUISITION

         On October 16, 2002, a newly formed wholly owned indirect subsidiary of the company purchased substantially all of the assets of Advanced Composites Technologies, L.L.C. (ACT), a start-up stage manufacturer of advanced composite building products. The total purchase price was $2,224,000, plus contingent future earn-out payments based upon the profitability above certain thresholds of the newly formed subsidiary. For five years, the contingent earn-out amount is unlimited in amount and is calculated using a defined formula. The company is currently unable to estimate an amount for maximum potential payments in the first five years. If in the first five years, the total contingent earn-out payments are less than $12,725,000, the obligation continues indefinitely until payments reach that amount. Existing cash resources were used to fund the acquisition. Assets acquired included $180,000 in trade receivables, $228,000 in inventory, $79,000 in other current assets, $1,123,000 in property and equipment and $614,000 in patents and other intangibles. The operating results attributable to the acquired assets have been included in the company's consolidated financial statements since the date of acquisition. ACT's sales were not significant in its most recent fiscal year prior to acquisition.

NOTE 9 - PRODUCT WARRANTIES

         The company provides its customers limited warranties on certain products. Limited warranties relating to products sold by the Building Products segment generally range from 20 to 50 years. Warranties relating to the Other, Technologies companies are not significant to their operations. Warranty reserves are established based on known or probable claims, together with historical experience factors. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the company's warranty liability during the current year period were as follows:

                                                                  Warranty
(in thousands)                                                    Liability
---------------------------------------------------------------------------
Balance at June 30, 2002                                          $   2,395
Amounts charged to expense                                            1,481
Warranty settlements                                                 (1,517)
                                                                  ---------
Balance at March 31, 2003                                         $   2,359
                                                                  =========

NOTE 10 - ENVIRONMENTAL RISK

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

         Chromium submitted a work plan, which the TCEQ has approved, for a supplemental groundwater and soil assessment at the facility. The plan was designed to, among other things, further define the cleanup requirements at the site. Chromium is preparing to implement that plan. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Until Chromium has the results from its supplemental assessment and TCEQ approval of a cleanup plan, the range of costs to remediate the site are not determinable, nor can the company determine at this point in time if it is reasonably possible that it will incur material additional losses at the site. If a plan similar to a plan successfully used at another Chromium plant is approved by TCEQ, remediation costs will be immaterial to the company's consolidated results of operations, financial position and liquidity. However, other potential scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company. By no later than December 31, 2003 it is probable that a range of exposure can be determined. Accordingly, the company currently believes sufficient information for establishing a reserve for this environmental exposure in accordance with SFAS No. 5, "Accounting for Contingencies," will be available no later than December 31, 2003, and further anticipates being in a position at that time to determine if it is reasonably possible that the company will incur material additional losses with regard to this site.

         The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Other than the possible costs associated with the previously described Chromium matter, the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or results of operations by reason of environmental laws and regulations. Such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's manufacturing operations utilize hazardous materials in their production processes. As a result, the company incurs costs for recycling or disposal of such materials and may incur costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such known remediation activities in accordance with SFAS No. 5 when appropriate.

NOTE 11 - LEGAL PROCEEDINGS

         On April 3, 2002, CertainTeed Corporation filed suit in the United States District Court for the Eastern District of Pennsylvania, Philadelphia, Pennsylvania for alleged patent infringement against the company and two of its Elk affiliates. The suit, in essence, claims that Elk's Capstone shingle infringes three CertainTeed patents. The complaint did not seek a specific monetary amount of damages, but seeks preliminary and permanent injunctive relief, unspecified damages and attorney's fees. Both parties have filed motions for summary judgment in the case, which is in the late stages of discovery. The company believes that it and its named affiliates have strong defenses to the suit, and does not believe the suit will have a material adverse effect on its consolidated results of operations, financial position or liquidity.

         The company and its subsidiaries are involved in various other legal proceedings, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the company's consolidated results of operations, financial position or liquidity.

NOTE 12 - NEW ACCOUNTING STANDARDS

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the guarantor's noncontingent obligations associated with such guarantee. The disclosure requirements of this Interpretation are effective for financial statements for periods ending after December 15, 2002 whereas the initial recognition and measurement provisions are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The initial adoption of FIN 45 did not have a material impact on the company's financial condition, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure," an Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies as to the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The company has not adopted the fair value based method of accounting for stock-based compensation. Since the company continues to use the intrinsic method of accounting for stock-based employee compensation, the required interim disclosure is provided in Note 3 to this Form 10-Q.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company has no current or planned variable interest entities. Therefore, the adoption of FIN 46 had no impact on the company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2002.

OVERALL PERFORMANCE

     Sales of $129,772,000 during the three-month period ended March 31, 2003 were 8.9% higher than $119,175,000 in the same three-month period of fiscal 2002. During the quarter ended March 31, 2003, net income of $4,462,000 was 13% lower than $5,127,000 for the same period in the prior fiscal year. For the quarter ended March 31, 2002, net income was previously reported as $2,929,000. After recording a noncash stock option compensation reversal of $2,198,000, net of tax, net income was restated as $5,127,000 for that period.

     In fiscal 2002, the company changed its accounting for certain stock options from fixed awards with no compensation expense to variable awards, which generally results in periodic expense or income, as the company determined that variable accounting is more appropriate for such stock options. Pursuant to variable option accounting, income is charged or credited during each accounting period to reflect any excess of the market value of shares underlying vested options, over the exercise price of vested options. Based on a decline in the company's share price subsequent to June 30, 2002 and actions taken by the Board of Directors to terminate the feature of the 1998 Incentive Stock Option Plan that caused certain stock options to be accounted for as variable awards, the company recorded a reversal of the majority of fiscal 2002 noncash stock option compensation in the first quarter of fiscal 2003. The company now has no options subject to variable stock option accounting, and therefore, income in the quarter ended March 31, 2003 was not, and income in future quarters will not be, affected by changes in the company's share price.

     Consolidated operating income of $8,674,000 in the quarter ended March 31, 2003 was 3.1% lower than $8,948,000 in the third quarter in the prior fiscal year. Operating income for the previous year quarter was increased by a $3,381,000 reversal for noncash stock option compensation associated with the accounting change referred to above. Operating income in the prior year quarter also included a favorable nonrecurring settlement with a vendor resulting in the receipt of $5,625,000, and plant closure costs of $4,851,000. As a percentage of sales, operating income was 6.7% in the seasonally slower third quarter of fiscal 2003 compared to 7.5% during the third quarter in the prior year. Cost of sales was 81.3% of sales for the three months ended March 31, 2003, compared to 87.9% for the same three-month period in the prior fiscal year. The prior year percentage of cost of sales to sales was adversely affected by the aforementioned plant closure costs. On a per unit basis, cost of sales in the current year period was also adversely affected by much higher asphalt costs. Selling, general and administrative (SG&A) costs in the three-month period ended March 31, 2003 were $6,636,000 higher than in the three-month period ended March 31, 2002, primarily as a result of higher compensation expenses incurred in connection with technology licensing and the aforementioned affect of the nonrecurring settlement with a vendor which was accounted for as a reduction of prior year, SG&A costs. As a percentage of sales, SG&A costs were 12.0% in the third quarter of fiscal 2003, compared to 7.5% in the same quarter last year.

     Due primarily to a higher level of long-term debt, interest expense was $1,469,000 in the third quarter of fiscal 2003 compared to $856,000 in the same prior year period. In the three months ended March 31, 2003, interest expense of $273,000 was capitalized related to the expansion of the Tuscaloosa, Alabama shingle plant and other significant capital projects. No interest cost was capitalized in the same fiscal 2002 period.

     The company currently projects its effective tax rate to be 37.8% for fiscal 2003 compared to 39.0% for fiscal 2002. The difference between years primarily relates to the impact of noncash stock option compensation on the effective tax rate.

RESULTS OF BUSINESS SEGMENTS

     Sales in the Building Products segment increased 4.9% to $116,981,000 for the three months ended March 31, 2003 compared to $111,544,000 in the same prior year period. Higher sales in the current year period reflected higher shingle sales (approximately $8,600,000), together with new sales of composite lumber products (approximately $200,000), partially offset by lower external nonwoven fabric sales (approximately $3,300,000). Unit shingle shipments increased 6.8% over the same quarter last year. A lower-value sales mix (i.e. a relatively higher proportion of sales from lower priced product categories), combined with a 4.0% increase in shingle selling prices, resulted in an overall 2.2% increase in average sales per shingle unit. Sales mix stabilized near the current level during the June 2002 quarter. Lower external nonwoven fabrics sales were substantially offset by higher internal consumption of nonwoven production in the manufacture of shingle products. Internal nonwoven sales are eliminated in consolidation.

     Shingle price increases of 3% and 4% were successfully implemented in early January 2003 and late February 2003, respectively, in order to recover near record high asphalt costs and increases in other energy related costs. Customer purchases prior to the effective date of the announced price increases and traditional industry-wide Spring sales promotions limited full realization of revenues from these price increases during the quarter ended March 31, 2003. A third price increase of 2% - 4% (depending upon product category) was implemented in early April 2003. Management expects that operating margins in the roofing business could improve during the remainder of fiscal 2003 due to the benefit expected to be realized from the recent price increase and the stabilization of (or decline in) asphalt prices.

     Operating profit for the Building Products segment of $8,081,000 for the three-month period ended March 31, 2003 decreased 44.0% from $14,434,000 of operating profit achieved in the same period of fiscal 2002. However, operating income in the prior year quarter included a $5,625,000 favorable nonrecurring vendor settlement. The cash settlement primarily represented a reimbursement of certain general and administrative costs previously incurred in the Building Products segment.

     The decrease in year-to-year recurring operating profit was largely the result of significantly higher asphalt costs and start-up inefficiencies in composite wood operations. Compared to the same prior year quarter, asphalt costs increased by approximately $6,100,000. However, higher average sale prices offset approximately $3,200,000 of higher asphalt costs. Higher production volumes in roofing operations and the fixed cost nature of most manufacturing expenses (other than raw materials and transportation costs) resulted in lower unit production costs. In spite of higher fuel costs, unit transportation costs declined. Segment SG&A expenses were slightly below comparable prior year levels. Management was disappointed with the pace of progress made at the wood composite business during the quarter ended March 31, 2003. Delayed delivery of new production equipment and production inefficiencies related to the start-up of newly installed equipment for composite wood operations reduced operating profit during the quarter by almost $1,000,000. Delivery and installation of the final pieces of new production equipment is expected by May 2003. This delay, in addition to inefficiencies during production start-up, is expected to result in an operating loss for this new business in the June 2003 quarter, although breakeven production rates by the end of that quarter are anticipated. Management believes that demand for Cross Timber(TM) decking products currently exceeds the company's ability to produce it and that profitable operations will be achieved once anticipated production efficiency has been achieved.

     Although concerned about the state of the United States economy, management is generally optimistic about shingle demand and product pricing for the remainder of fiscal 2003. Heavy Winter rains in the Western United States and harsh Winter conditions in the Northeast region of the United States are expected to create good roof replacement demand in the Summer months of calendar 2003. Further, the Dallas/Fort Worth, Texas area experienced widely spread severe hail storms in early April 2003 that are expected to result in significant roof replacement demand across that large metropolitan area. The lingering effects of the Venezuelan oil industry strike are also expected to keep asphalt shingles in tight supply. Management generally anticipates a supply and demand environment that favors rational product pricing.

     Sales for the Other, Technologies group of companies totaled $12,791,000 during the quarter ended March 31, 2003, compared to $7,631,000 in the same prior year quarter. Significantly higher technology license revenues were earned as Ortloff's proprietary gas processing technology was selected for use in several key international projects during the current year quarter, including a major new gas processing plant involving two different plant locations in Abu Dhabi, United Arab Emirates. License revenues on this large project are the result of the company's strategy of establishing cooperative marketing arrangements with several key international suppliers of process technologies that provides Ortloff with the opportunity to bid its technology packages on large international projects that might not otherwise be available to it. Licensing revenues can vary significantly between reporting periods since this business is largely project driven. Therefore, Ortloff expects to return to lower historical profitability levels in the June 2003 quarter. Chromium reported lower sales in the current year quarter compared to the same quarter in the prior fiscal year, but this reduction was more than offset by increased sales at Cybershield.

     The Other, Technologies group of companies reported $3,088,000 of operating income in the quarter ended March 31, 2003 compared to a $5,878,000 operating loss in the same quarter last year. The prior year operating loss included $4,851,000 of expenses related to the closure of Cybershield's Georgia manufacturing plant. The substantial year-to-year improvement was primarily the result of the aforementioned higher Ortloff license revenues. Cybershield reported a small operating profit for the quarter ended March 31, 2003 compared to a significant operating loss in the same quarter last year. Although Cybershield is attempting to diversify its revenue sources away from the cellular handset market, certain handset models comprising a significant portion of its recent sales have reached the end-of-life status and will be cancelled. Next generation replacement handsets are currently scheduled to begin production during the December 2003 quarter and management believes Cybershield will provide content to these replacement units. However, there can be no assurance as to the volume or profitably of these expected sales. Additionally, if Cybershield is unable to generate replacement sales during the intervening period, losses approximating $500,000 per fiscal quarter are possible for Cybershield.

     Elk Technologies, Inc., a new operation, has had immaterial commercial sales and operating results to date. However, on February 24, 2003, the State of California published proposed regulations (AB 603) requiring that all mattresses sold to consumers in the state of California be protected against fires started by open flames. The proposed testing protocol is currently in a forty-five day comment period and the final standard will take effect January 1, 2004. A related standard for products such as pillows and comforters is also being developed. While there are numerous established fabric manufacturers competing for this developing market, management believes that technical attributes of the company's VersaShield(R) fire-barrier fabric position it as a very competitive solution to the new mattress fire standards.

CHANGES IN THE NINE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2002.

OVERALL PERFORMANCE

     Sales of $358,917,000 during the nine-month period ended March 31, 2003 were 4.4% lower than $375,522,000 in the same period of fiscal 2002. During the nine-month period ended March 31, 2003, net income of $16,274,000 was 44.2% higher than $11,290,000 for the same period in the prior fiscal year. For the nine months ended March 31, 2002, net income was previously reported as $12,652,000. After recording noncash stock option compensation of $1,362,000, net of tax, net income was restated as $11,290,000 for that period.

     Consolidated operating income of $30,566,000 in the first nine months of fiscal 2003 was 34.4% higher than $22,746,000 in the first nine months of the prior fiscal year. Operating income for the current fiscal year period increased $5,378,000 as a result of a credit for noncash stock option compensation, compared to a $2,096,000 charge for this noncash item in the first nine months last year. Operating income in the prior year period also included a favorable settlement with a vendor resulting in the receipt of $5,625,000 and plant closure costs of $4,851,000. As a percentage of sales, operating income was 8.5% in the first nine months of fiscal 2003 compared to 6.1% for the same period in the prior fiscal year. Cost of sales were 80.8% of sales for the nine months ended March 31, 2003, compared to 82.9% for the same period in fiscal 2002. The prior year percentage of cost of sales to sales was adversely affected by the aforementioned plant closure costs. The impact of higher asphalt costs in the current fiscal year were largely offset by, among other things, lower unit manufacturing costs and strict management of controllable expenses at the company's roofing plants. SG&A costs in the nine-month period ended March 31, 2003 were $4,247,000 higher than in the first nine months of fiscal 2002. However, excluding the impact of a $5,625,000 reduction in SG&A costs as a result of a vendor settlement in fiscal 2002, current year SG&A costs were $1,378,000 lower than for the same period last year. As a percentage of sales, SG&A costs were 12.2% in the first nine months of fiscal 2003, compared to 10.5% in the same period last year.

     Interest expense was $4,522,000 in the first nine months of fiscal 2003 compared to $4,473,000 in the same prior year period. In the first nine months of fiscal 2003, interest expense of $521,000 was capitalized related to the expansion of the Tuscaloosa, Alabama shingle plant and other significant capital projects. No interest cost was capitalized in the comparable fiscal 2002 period.

     The company currently projects its effective tax rate to be 37.8% for fiscal 2003 compared to 39.0% for fiscal 2002. The difference between years primarily relates to the impact of noncash stock option compensation on the effective tax rate.

RESULTS OF BUSINESS SEGMENTS

     Sales in the Building Products segment decreased 3.1% to $328,919,000 for the nine months ended March 31, 2003 compared to $339,533,000 in the same prior year period. Lower sales in the current year period were reflective of a general slowing in the roofing market during the first quarter of the current fiscal year and lower external nonwoven mat sales. During the first nine months of fiscal 2003, unit shingle shipments increased 1.3% over the same nine-month period last year. A lower value sales mix (i.e. a relatively higher proportion of sales from lower-priced product categories), combined with a 1.1% increase in shingle selling prices, resulted in an overall 1.1% decline in average sales per shingle unit.

     Operating profit for the Building Products segment of $30,070,000 for the nine-month period ended March 31, 2003 was 22.4% lower compared to $38,731,000 of operating profit achieved in the same period of fiscal 2002. Prior year operating income included the $5,625,000 favorable vendor settlement previously discussed. Lower sales and significantly higher asphalt costs were partially offset by lower freight costs, lower unit manufacturing costs and good expense control at the company's roofing plants. Asphalt costs during the first nine months of fiscal 2003 were more than $11,000,000 higher than in the same period last year. Approximately $3,200,000 of these higher asphalt costs were offset by higher average sales per shingle unit from price increases implemented in the third quarter of fiscal 2003. Other factors that had a negative impact on current year operating profit include higher litigation expenses, limited production of new shingle products and initial losses at a newly acquired subsidiary.

     Sales for the Other, Technologies group of companies decreased 16.7% to $29,998,000 in the first nine months of fiscal 2003 compared to $35,989,000 in the same prior year period. Significantly reduced volumes of cellular handset business in the first half of fiscal 2003 caused Cybershield's sales to decline significantly in the current year. Cellular handset production previously in the United States and Latin America has largely shifted to Asia where the company has no significant operations. Commercialization of EXACT(TM), a proprietary process for applying precise conductive metal patterns to plastics or other components, together with other strategic moves including marketing partnerships with key supply chain partners and utilizing a network of manufacturing representatives to augment Cybershield's internal sales force, are key strategies to diversify Cybershield's sales among a wider variety of consumer, medical and military electronics applications. Chromium's sales were also lower in the first nine months of fiscal 2003 compared to the prior year period as a result of deferred maintenance expenditures by its railroad customers. For the nine months ended March 31, 2003, Ortloff's licensing revenues were significantly higher than in the same period last year, primarily as a result of licensing revenues earned on several key international projects during the third quarter of fiscal 2003, including a major new gas processing plant involving two different plant locations in Abu Dhabi, United Arab Emirates.

     Primarily as a result of higher technology licensing revenues, the Other, Technologies group of companies reported a $3,188,000 operating profit for the first nine months of fiscal 2003 compared to a $4,712,000 operating loss in the same nine-month period last year. Chromium reported an approximate $60,000 operating loss during the current year period compared to approximately $400,000 of operating profit in the same period last year. Despite the significant reduction in revenues at Cybershield, cost reductions allowed that subsidiary to limit its operating loss in the current year period to approximately $350,000 compared to a $6,143,000 operating loss in the same period last year. Cybershield's results in the prior fiscal year included $4,851,000 of plant closure costs relating to closing its Canton, Georgia plant. Ortloff reported operating profit of approximately $3,600,000 in the current year period compared to approximately $1,000,000 in the same prior year period.

FINANCIAL CONDITION

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. During the first nine months of fiscal 2003, the company generated cash flows of $12,610,000 from operating activities compared to $26,083,000 for the first nine months in the prior fiscal year. The decrease in cash flows generated in the first nine months of fiscal 2003 was primarily the result of changing dynamics in the significant components of working capital (trade receivables, inventories, accounts payable and accrued liabilities).

     Trade receivables from operating activities at March 31, 2003 were $7,710,000 higher than at June 30, 2002. The majority of this increase relates to receivables from technology licensing fees generated in the third quarter of fiscal 2003. Additionally, in accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products shipped during the late Winter and early Spring months, with payments generally due during the Spring or early Summer.

     At March 31, 2003, manufactured inventories were $12,305,000 higher than at June 30, 2002 as production at the company's roofing plants continued at high rates throughout much of the current year. The company believes that current year inventories are at favorable levels, particularly with the potential for industry product shortages resulting from the short supply of asphalt in certain markets. In the prior year, extremely strong sales volumes had reduced roofing product inventories to less than desired levels.

     The $2,362,000 decrease in current liabilities at March 31, 2003 compared to June 30, 2002 is primarily the result of the reversal of an accrual for noncash stock option compensation during the current fiscal year, partially offset by higher trade payables occurring from the normal timing of vendor payments.

     The current ratio was 3.7 to 1 at March 31, 2003 compared to 3.3 to 1 at June 30, 2002. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the Spring and Summer months, and lower in the Fall and Winter months.

     Cash flows from investing activities primarily reflect the company's capital expenditure strategy. Approximately $20,800,000 of current year capital expenditures relate to construction of a second shingle manufacturing line at the Tuscaloosa, Alabama roofing plant. The company plans to invest approximately $77,000,000 (including the aforementioned $20,800,000) over its two-year construction period. This amount includes the installation of certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. Approximately $31,000,000 of the planned investment is projected to be expended in fiscal 2003. In addition, the company intends to invest approximately $11,000,000 in fiscal 2003 for productivity enhancements at certain of its other roofing plants. During the current fiscal year, the company utilized $2,224,000 of cash for a business acquisition and subsequently invested $2,858,000 in incremental capital expenditures for this new subsidiary to increase manufacturing capacity.

     Cash flows from financing activities generally reflect changes in the company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash provided by financing activities was $22,235,000 in the first nine months of fiscal 2003 compared to net cash used for financing operations of $18,456,000 in the same period in fiscal 2002. In June 2002, the company sold $120,000,000 in Senior Unsecured Notes in a private placement transaction with a group of institutional investors. In March 2003 the company sold $25,000,000 in an incremental note placement. The proceeds of the original note placement were used to repay indebtedness outstanding under the company's existing Revolving Credit Facility. The incremental note placement proceeds were primarily used in the short-term to fund increased seasonal working capital needs. Longer term, this debt will be used to fund the company's capital expansion plans. There was no outstanding balance on the Revolving Credit Facility at March 31, 2003.

     An additional $6,131,000 increase in long-term debt during the first nine months of fiscal 2003 was the result of a noncash adjustment in the fair value of long-term debt resulting from an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of long-term debt through 2012. This fair market adjustment is offset by recording a corresponding noncash amount in other assets for the value of the interest rate swap instrument.

     The changes in the company's debt structure were made to extend the maturity structure of the company's debt on favorable terms, increase the company's total committed borrowing availability and better diversify the company's funding sources. At March 31, 2003, liquidity consisted of $12,033,000 of cash and cash equivalents and $97,403,000 of available borrowings under its $100,000,000 committed Revolving Credit Facility. The debt to capital ratio (after deducting cash and cash equivalents of $12,033,000 from $145,000,000 of principal debt) was 41.1%. The company has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

     The company's Board of Directors has authorized the purchase of common stock from time to time on the open market. As of March 31, 2003, the company has repurchase authority of approximately $10,600,000 remaining.

     See Note 10 on page 10 of this Form 10-Q for a summary of the company's environmental risk and Note 12 on pages 11 and 12 for a discussion of new accounting standards.

     Management believes that current cash and cash equivalents, projected cash flows from operations, and its existing debt capacity should be sufficient during fiscal 2003 and for the foreseeable future to fund the Tuscaloosa, Alabama plant expansion, other planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

USE OF NON-GAAP PERFORMANCE MEASURES

     Operating results that exclude nonrecurring items of income and expense are included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. These items represent non-GAAP financial measures presented for informational purposes only. These non-GAAP financial measures are not, and should not be considered as a substitute for financial information presented in accordance with generally accepted accounting principles, and may differ from non-GAAP financial measures used by other companies. Management believes that the non-GAAP financial measures are useful to investors because such information provides increased comparability between reporting periods.

     Noncash stock option compensation is the result of a change in accounting made in fiscal 2002 from fixed awards with no compensation expense to variable awards, which can result in periodic expense or income. The Board of Directors terminated the feature that caused certain stock options to be accounted for as variable awards on August 13, 2002. Subsequent to that date, the company again began utilizing the fixed method of stock option accounting. Refer to Note 6 - Noncash Stock Option Compensation on page 8 of this Form 10-Q for a more detailed explanation of the accounting change.

     The $5,625,000 nonrecurring pretax income item discussed herein represents a one-time cash settlement resulting from a dispute with a vendor that was recorded to income in the third quarter of fiscal 2002. The $4,851,000 of pretax expenses discussed herein represents the costs of closing Cybershield's Canton, Georgia manufacturing facility in the third quarter of fiscal 2002. Refer to the Nonrecurring items footnote on page 47 in the company's Form 10-K for its fiscal year ended June 30, 2002 for a more detailed explanation of these items.

CRITICAL ACCOUNTING POLICIES

     The company's condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based on the information available. The accounting policies which management believes are the most critical to fully understanding and evaluating the company's reported financial results are described in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 and 23 in the company's Form 10-K for its fiscal year ended June 30, 2002. There were no significant changes in critical accounting policies during the nine-month period ended March 31, 2003.

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

         3. Temporary shortages or disruption in supply of raw materials or transportation do result from time to time from a variety of causes. The current Venezuelan oil workers strike has adversely affected asphalt supplies in certain regions of the United States, particularly the Eastern United States, and there can be no assurance that such shortages will not be compounded in the future. If the company experiences temporary shortages or disruption of supply of raw materials from the Venezuelan situation, war in Iraq, or other reasons, operating results could be adversely affected and/or lower than projected.

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

         8. Each of the company's businesses, especially Cybershield's business, is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of the company's technology, products and services, or the method and profitability of the method of distribution or delivery of such technology, products and services. In addition, the company's businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers' plans and/or markets should change significantly. Cybershield has lost substantial business as a result of most cellular handset production moving to Asia where Cybershield has no significant presence. Low labor costs in Asia make other coating processes competitive with those Cybershield would use. Cybershield's future viability may depend on the successful commercialization of the EXACT(TM)process, or other value added services, which are unproven as yet on a large commercial scale.

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

         The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, from time to time the company enters into hedge transactions to fix the price on a portion of its projected natural gas usage. There are no current hedge commitments on natural gas at March 31, 2003. However, it is anticipated that hedging strategies will likely be utilized in the future.

         The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into an interest rate swap on $60,000,000 of the outstanding face amount of Senior Notes at March 31, 2003. The fair value of this swap was a gain of $6,131,000 at March 31, 2003. Based on outstanding debt at March 31, 2003, the company's interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

ITEM 4.  CONTROLS AND PROCEDURES

         At a date within ninety days prior to the filing of this report, the company completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures are effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in the company's periodic SEC filings. There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On April 3, 2002, CertainTeed Corporation filed suit in the United States District Court for the Eastern District of Pennsylvania, Philadelphia, Pennsylvania for alleged patent infringement against the company and two of its Elk affiliates. The suit, in essence, claims that Elk's Capstone shingle infringes three CertainTeed patents. The complaint did not seek a specific monetary amount of damages, but seeks preliminary and permanent injunctive relief, unspecified damages and attorney's fees. Both parties have filed motions for summary judgment in the case, which is in the late stages of discovery. The company believes that it and its named affiliates have strong defenses to the suit, and does not believe the suit will have a material adverse effect on its consolidated results of operations, financial position or liquidity.

Other

         The company and its subsidiaries are involved in various other legal proceedings, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the company's consolidated results of operations, financial position or liquidity.

ITEM 6:  EXHIBITS AND REPORTS OF FORM 8-K

         (a)      Exhibits:

4.16     Second Amendment to Credit Agreement dated as of June 5, 2002 among
         Elcor Corporation, Bank One, N.A., as Documentation Agent, First Union
         National Bank, as Syndication Agent, and Bank of America, N.A., as
         Administrative Agent, Swing Line Lender and L/C Issuer.

4.17     Third Amendment to Credit Agreement dated as of February 20, 2003 among
         ElkCorp (formerly known as Elcor Corporation), Bank One, N.A., as
         Documentation Agent, Wachovia Bank, N.A., as Syndication Agent, and
         Bank of America, N.A., as Administrative Agent, Swing Line Lender and
         L/C Issuer.

4.18     Fourth Amendment to Credit Agreement dated as of March 7, 2003 among
         ElkCorp (formerly known as Elcor Corporation), Bank One, N.A., as
         Documentation Agent, and Bank of America, N.A., as Administrative
         Agent, Swing Line Lender and L/C Issuer.

99.1     Certification of the Chief Executive Officer of ElkCorp

99.2     Certification of the Chief Financial Officer of ElkCorp

         (b) The company filed two reports on Form 8-K during the quarter ended March 31, 2003. The company filed a Form 8-K on January 17, 2003 relating to a press release reporting consolidated operating results and other financial information for the second quarter of fiscal 2003, and containing "forward-looking" statements about its prospects for the future, and certain other information concerning the company's disclosures under Regulation FD, and the company filed a Form 8-K on March 20, 2003 relating to a press release containing "forward-looking" statements about its prospects for the future certain other information concerning the company's disclosures under Regulation FD, and an exhibit for a Note Purchase Agreement dated as of March 1, 2003 for the sale of $25,000,000 Aggregate Principal Amount of Senior Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ElkCorp

DATE: May 15, 2003                         /s/ Harold R. Beattie, Jr.
                                           -------------------------------------
                                           Harold R. Beattie, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                         By /s/ Thomas D. Karol
                                              -------------------------------
                                                  Thomas D. Karol
                                                  Principal Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                         By /s/ Harold R. Beattie, Jr.
                                              -------------------------------
                                                  Harold R. Beattie, Jr.
                                                  Principal Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
4.16           Second Amendment to Credit Agreement dated as of June 5, 2002 among
               Elcor Corporation, Bank One, N.A., as Documentation Agent, First Union
               National Bank, as Syndication Agent, and Bank of America, N.A., as
               Administrative Agent, Swing Line Lender and L/C Issuer.

4.17           Third Amendment to Credit Agreement dated as of February 20, 2003 among
               ElkCorp (formerly known as Elcor Corporation), Bank One, N.A., as
               Documentation Agent, Wachovia Bank, N.A., as Syndication Agent, and
               Bank of America, N.A., as Administrative Agent, Swing Line Lender and
               L/C Issuer.`

4.18           Fourth Amendment to Credit Agreement dated as of March 7, 2003 among
               ElkCorp (formerly known as Elcor Corporation), Bank One, N.A., as
               Documentation Agent, and Bank of America, N.A., as Administrative
               Agent, Swing Line Lender and L/C Issuer.

99.1           Certification of the Chief Executive Officer of ElkCorp

99.2           Certification of the Chief Financial Officer of ElkCorp