Form 10-K
period 2003-06-30
ELKCORP
filed 2003-09-26
CIK 32017

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

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR FISCAL YEAR ENDED JUNE 30, 2003
  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 1-5341

                                    ELKCORP
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                   75-1217920
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)
            14911 QUORUM DRIVE,
                SUITE 600,
               DALLAS, TEXAS                                75254-1491
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (972) 851-0500

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                            WHICH REGISTERED
             -------------------                        ------------------------
     Common Stock Par Value $1 Per Share                 New York Stock Exchange
 Rights to Purchase Series A Preferred Stock             New York Stock Exchange
                Securities registered pursuant to Section 12(g) of the Act:
                                           NONE
-------------------------------------------------------------------------------------------
                                     (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by nonaffiliates as of December 31, 2002 (the last business day of the Registrant's most recently completed second quarter) was $322,617,393. This amount is based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on December 31, 2002. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are "Affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

     As of the close of business on September 2, 2003, the Registrant had 19,580,778 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 28, 2003, are incorporated by reference into certain Items of Part III hereof. Except for those portions specifically incorporated herein by reference, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ELKCORP AND SUBSIDIARIES

                        FOR THE YEAR ENDED JUNE 30, 2003

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.

Item 1.     Business ...............................................................................     1
Item 2.     Properties .............................................................................    10
Item 3.     Legal Proceedings ......................................................................    11
Item 4.     Submission of Matters to a Vote of Security Holders ....................................    11
Item 4A.    Executive Officers of the Registrant ...................................................    12

PART II.

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters ...............    14
Item 6.     Selected Financial Data ................................................................    15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ..    16
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk .............................    30
Item 8.     Financial Statements and Supplemental Data .............................................    31
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...    60
Item 9A.    Controls and Procedures ................................................................    61

PART III.

Item 10.    Directors and Executive Officers of the Company ........................................    62
Item 11.    Executive Compensation .................................................................    62
Item 12.    Security Ownership of Certain Beneficial Owners and Management and related
            Stockholder Matters ....................................................................    62
Item 13.    Certain Relationships and Related Transactions .........................................    62
Item 14.    Principal Accountant Fees and Services .................................................    62

PART IV.

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K ........................    63

Signatures .........................................................................................    67

PART I

ITEM 1. BUSINESS

      Effective September 1, 2002, the registrant changed its name from Elcor Corporation to ElkCorp (the company) to better identify itself with the Elk brand name. ElkCorp, incorporated in 1965 as a Delaware corporation, is a publicly held corporation headquartered in Dallas, Texas. Shares of the company's common stock are traded on the New York Stock Exchange with the ticker symbol - ELK. Segment information for fiscal 2002 and 2001 has been restated to conform to the fiscal 2003 presentation.

LINES OF BUSINESS

      BUILDING PRODUCTS

      The company, through Elk Premium Building Products, Inc. and its subsidiaries (collectively Elk), is engaged in the manufacture and sale of premium laminated fiberglass asphalt shingles. Elk also manufactures and sells coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries. Nonwoven fiberglass fabrics are used as a substrate for about 95% of asphalt shingles. Beginning with an October 2002 business acquisition, Elk began offering nontoxic wood composite decking, marine dock and fencing products. The Building Products segment accounted for 92%, 91% and 89% of consolidated sales in fiscal 2003, 2002 and 2001, respectively.

      Elk's premium laminated fiberglass asphalt shingle manufacturing plants are located in (1) Tuscaloosa, Alabama, (2) Ennis, Texas, (3) Shafter, California and (4) Myerstown, Pennsylvania.

      In early fiscal 2003, the company began construction of a second roofing plant at its Tuscaloosa, Alabama facility and to install certain infrastructure and material handling improvements designed to enhance the efficiency of the overall Tuscaloosa facility. The construction is expected to be completed in the spring of fiscal 2004 at a cost of approximately $73,000,000, and will increase company-wide capacity by approximately 25%. In addition, the company made significant productivity enhancements at certain of its other roofing plants in fiscal 2003.

      The major products manufactured at Elk's roofing plants are premium laminated fiberglass asphalt shingles. Premium roofing products have either a wood-shake or slate-like look. Elk's shingle product line includes: the Prestique(R) Gallery Collection(TM), Prestique Plus High Definition(R), Prestique I High Definition, Prestique High Definition, Prestique Raised Profile(R), Capstone(R), Domain(R) Winslow(TM), Domain Ashford(TM) High Definition, and Prestique Grande High Definition.

      The following table summarizes limited product warranty and limited wind warranty for the first five years for each product. Special high-wind application techniques are required for limited wind warranties of up to 90 miles per hour (mph) and higher.

Product                                 Limited Warranty      Limited Wind Warranty
-------                                 ----------------      ---------------------
Domain Winslow                              50 years              up to 110 mph
Domain Ashford High Definition              50 years              up to 110 mph
Prestique Gallery Collection                50 years              up to 110 mph
Prestique Plus High Definition              50 years              up to 110 mph
Capstone                                    40 years              up to 110 mph
Prestique Grande High Definition            40 years                 90 mph
Prestique I High Definition                 40 years                 90 mph
Prestique High Definition                   30 years                 80 mph
Raised Profile                              30 years                 70 mph

      Elk also manufactures starter-strip products, Seal-a-Ridge(R), Z(R) Ridge, RidgeCrest(TM), Elk Highpoint(TM) hip and ridge products, a built-in Stainguard(R) treatment in some areas of the country, roof accessory paint for vents flashings and other accessories.

      Elk's roofing products are sold by employee sales personnel primarily to roofing wholesale distributors, with delivery being made by contract carrier or by customer vehicles from the manufacturing plants or warehouses. Elk's products are distributed nationwide. Premium laminated asphalt shingles represent Elk's target market. Over the last five calendar years, the laminated asphalt shingle segment has grown at a compound annual growth rate of 12.7%. Industry shipments of laminated asphalt shingles are expected to continue to grow 7% to 10% annually. Over 80% of all asphalt shingles are used in reroofing and remodeling and less than 20% are used in new construction. On average, steep-sloped roofs are replaced every 18 - 19 years. Approximately 89% of roof replacements are nondiscretionary and result from roof deterioration, age, leaks, or weather damage. Appearance upgrades account for the remaining 11% of roof replacements. The ten largest Building Products customers typically account for approximately 40% to 50% of annual consolidated sales. One customer, ABC Supply Co., Inc., the largest roofing wholesale distributor in the United States, accounted for 17% of the company's consolidated sales in fiscal 2003, 17% of consolidated sales in fiscal 2002, and 20% of consolidated sales in fiscal 2001.

      Elk's sales personnel devote considerable time and effort to the education of roofing installation contractors regarding the superior appearance, quality and ease of application of Elk's roofing products. Elk believes that its efforts to develop brand loyalty among roofing installation contractors is an important marketing activity since the product recommendations of roofing installation contractors often have a significant influence upon the roofing product brand selections of homeowners. Elk has instituted a Peak Performance Contractor Program(TM) to reward top performing contractors for their brand loyalty and quality of service.

      Elk operates two nonwoven fabric (or mat) lines that run in parallel at its Ennis, Texas facility. Elk manufactures coated and non-coated nonwoven fabrics formed from fiberglass, polyester, cellulose and blended base fibers. Non-coated nonwoven fabrics form the core substrate of most residential asphalt shingles and commercial roofing membranes. Nonwoven fiberglass fabrics provide strength and fire-resistance to these products. Coated nonwoven fabrics have been developed by Elk for use in various building product applications, including roofing underlayment products, facer products and radiant barriers. Many of the company's coated nonwoven products utilize Elk's proprietary Versashield(R) fire barrier coating.

      During fiscal 2003, over 93% of nonwoven fabrics produced by the company were used in the manufacture of residential and commercial roofing and accessory products, and over 65% of nonwoven fabrics produced by the company were consumed internally in the manufacture of the company's asphalt shingle and accessory roofing products. Approximately 7% of nonwoven fabrics produced by the company were used for other direct applications in building and construction, filtration, floor coverings and other industries. The company conducts ongoing research and development activities targeted at expanding the market for its nonwoven manufacturing capability.

      Elk's nonwoven fiberglass roofing mat facilities have the capacity to supply all of its internal fiberglass roofing mat needs. However, certain Elk roofing plants may be supplied nonwoven fiberglass roofing mats under buy/sell agreements of similar, but distinctly different, products with other manufacturers. Such agreements benefit each party by reducing freight costs to the manufacturing plants. Nonwoven fabrics are sold by Elk sales personnel and shipped by contract carrier to its other roofing plants and to its customers' locations.

      On October 16, 2002, the company, through a newly formed, wholly owned subsidiary, purchased substantially all of the assets of a start-up stage manufacturer of advanced composite building products. As a result of this acquisition, the company now manufactures nontoxic wood composite decking, marine dock and fencing products engineered to yield superior strength, longevity and dimensional stability. The company is also pursuing the development of new high-end non-asphalt roofing products. Composite wood products are sold under the CrossTimbers(TM) name and marketed as an alternative to treated wood. Composite building products are manufactured in Lenexa, Kansas, sold by Elk sales personnel, and shipped by contract carrier.

ENGINEERING, TECHNOLOGIES

      A unit of the company, OEL, LTD, d/b/a Ortloff Engineers, LTD (Ortloff), is engaged in licensing proprietary technologies and providing related engineering services to the natural gas processing industries, with particular emphasis on the natural gas liquids (NGL) recovery, sulfur recovery, and liquefied natural gas (LNG) segments. Ortloff's proprietary technologies were used in a very significant number of the turbo expander plant projects. Ortloff licenses technology covered by and related to patents owned by the company for use in new or redesigned natural gas and refinery gas processing facilities, and utilizes technology licensed from others and its own expertise in the performance of consulting and engineering assignments. Moreover, Ortloff offers significant expertise and other nonpatented technology associated with its processes that are difficult for customers to obtain on a cost effective basis from others. Ortloff has been successful in expanding its markets into several parts of the world beyond the Americas where natural gas deposits are being produced and processed to generate products for sale in the world energy markets, and has entered into a joint marketing agreement with UOP and a global license agreement with ExxonMobil to further leverage Ortloff's worldwide coverage. In fiscal 2003, Ortloff initiated the first stages of a potential joint venture in China to allow further international exposure to its technology in key Asian markets. Engineering, Technologies accounted for 2%, 1% and 0% of consolidated sales in fiscal 2003, 2002, and 2001, respectively.

      Patent license fees are calculated by standard formulas that take into account both specific project capacity criteria and market conditions, adjusted for special conditions that exist in a project. Engineering consulting assignments are performed under consulting services agreements at negotiated rates.

OTHER, TECHNOLOGIES

      Other, Technologies consists of the company's other operations. These dissimilar operations are combined as none individually meet the materiality criteria for separate segment reporting. The businesses aggregated together as Other, Technologies accounted for 6%, 8% and 11% of consolidated sales in fiscal 2003, 2002 and 2001, respectively. The operations included as Other, Technologies are: (1) the operating subsidiaries of Cybershield, Inc. (collectively Cybershield), which apply precise conductive metal coatings to plastic components utilized in electronics enclosures to control the electromagnetic and radio frequency emissions of such devices and to create circuitry and antennae for cellular phones, consumer electronics, and other electronic products; (2) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments; and (3) Elk Technologies, Inc., a start-up business that develops and markets fabrics featuring VersaShield(R) fire retardant coated fabrics designed for use outside of traditional building products applications, including home furnishings and other consumer products.

      Cybershield is engaged in shielding plastic enclosures from electromagnetic and radio frequency interference. Products include EMI/RFI shielding, conductive gaskets, decorative paints, metal coatings and EXACT(TM) metal patterning. Cybershield's markets include digital cellular phones, PDA's, telecommunications and consumer electronics equipment, bar coding, computer and computer peripherals, aerospace, automotive, military and medical equipment. Sales are generated by a network of independent manufacturers' representatives, augmented by employee sales personnel, with delivery being made primarily by contract carrier. Cybershield has also formed marketing partnerships with certain key supply chain partners. The company believes that these strategic moves will serve to diversify Cybershield's revenue sources.

      Cybershield maintains a global licensing arrangement to utilize a proprietary process (EXACT) to metalize complex patterns of electroless conductive metals with great precision on three-dimensional plastic parts. Management believes this technology has potential applications in a variety of electronic devices that have not historically utilized Cybershield's services.

      Chromium Corporation is a leader in plating proprietary finishes for use in remanufacturing large diesel engine cylinder liners, pistons and valves for the railroad and marine industries. Chromium has also introduced wear plate products utilizing its proprietary CRODON(R) hard chrome finish. These products are designed to extend the service life of steel machinery components operating in abrasive environments for a number of industries, including roofing manufacturing, mining and public utility industries.

      Elk Technologies, Inc.'s current areas of emphasis include fire retardant fabrics for mattresses, upholstered furniture, curtains and bed clothing. While these activities have not produced significant commercial sales to date, management believes that potentially significant demand for products utilizing this technology could result from trends toward more stringent flammability safety laws and regulations for mattresses and upholstered furniture.

INFORMATION AS TO INDUSTRY SEGMENTS

      For financial information by company segments, see the table on page 55 of this Annual Report on Form 10-K.

COMPETITIVE CONDITIONS

      BUILDING PRODUCTS

      Even though the asphalt building products manufacturing business is highly competitive, the company believes that Elk is a leading manufacturer of premium laminated fiberglass asphalt shingles and nonwoven fabrics. Elk has been able to compete successfully with its competitors, some of which are larger in size and have greater financial resources. Elk's target market for asphalt shingles sales is the premium laminated segment. The company is the only major roofing manufacturer that entirely focuses on this segment of the sloped roof market. Accordingly, the company believes this strategy provides it with a competitive advantage in developing and maintaining manufacturing efficiencies. The company believes that many of its competitors have elective manufacturing capacity, allowing them to manufacture either commodity shingles or premium laminated shingles. Such elective capacity can affect the supply/demand balance in the premium laminated sector, which can influence the prices Elk charges its customers.

      In its nonwoven fabrics business, Elk successfully competes with other manufacturers of nonwoven fabrics, some of which are larger in size and have greater financial resources. Elk believes that the quality and properties of its nonwoven fabrics make it a desirable supplier of nonwoven products to other manufacturers. In fiscal 2003, approximately 81% of Elk's fiscal 2003 external shipments of nonwoven fabrics were made to other manufacturers of asphalt shingles and commercial roofing membranes. Many of these customers purchased nonwoven fabrics from Elk in order to supplement their own internal nonwoven fabrics production capacity. As a result, changing business conditions may result in a proportionately larger change in Elk's external nonwoven fabrics shipments than the proportionate change in overall market demand. Some of Elk's external nonwoven fabrics shipments result from mutually advantageous cross-supply arrangements that reduce the transportation costs of each party. These arrangements are generally not affected by changing market conditions.

      The company believes that industry-wide sales of composite wood products account for approximately 7% of the estimated potential market for composite wood used in building and construction applications. It is anticipated that the high growth potential of this emerging market may attract numerous competitors. Competitors include companies focusing on traditional wood products and companies offering wood alternative products. Some of these competitors are larger in size and have greater financial resources than the company, but the market currently is generally fragmented without dominant competitors. The company believes that its established building products distribution channels will enhance its ability to compete successfully in this market.

      There are a number of major national and regional manufacturers marketing their products in a portion or all of the market areas served by the company's plants. The company competes primarily on the basis of product quality, design and service. Typically, the company is able to sell its building products at higher prices than many of its competitors receive for similar type products.

      ENGINEERING, TECHNOLOGIES

      The company believes that it holds significant state-of-the-art patents covering some of the most competitive processes for the cryogenic processing of refinery and natural gas streams to remove the higher value components, such as ethane and propane, which are primarily used as petrochemical feedstocks. In addition, Ortloff has developed technologies and filed applications for patents covering processes for the production of liquefied natural gas (LNG) which it believes will provide considerable efficiency improvements in and cost savings for the design and construction of those facilities. The company further believes that Ortloff has widely recognized expertise in the design and operation of facilities for natural gas and refinery gas processing and sulfur recovery. Ortloff competes with several larger international engineering firms with greater financial and geographic resources and manpower. It has entered into cooperative marketing and global licensing agreements with larger companies to better compete in international projects.

      OTHER, TECHNOLOGIES

      Prior to fiscal 2003, Cybershield was principally a North American provider of shielding solutions to the digital wireless telecommunications industry, serving both the handset and infrastructure segments of the industry. In recent years most worldwide cellular phone production has shifted to Asia where the company has no production facilities. During fiscal 2003, Cybershield implemented strategies to diversify its customer base among a wider spectrum of electronic device manufacturers serving the cellular, consumer, military, automotive, medical equipment, aerospace and other industries. Introduction of its proprietary EXACT process will be a critical factor in Cybershield's ability to compete in cellular and other markets. The company competes primarily on the basis of the breadth and quality of its product offering, design and service. Cybershield has several competitors, some of which are larger in size and have greater financial resources, serving specific portions of Cybershield's markets.

      The company believes that Chromium is a leading remanufacturer of diesel engine cylinder liners and pistons for the railroad and marine transportation industries and is the primary supplier of hard chrome plated finishes for original equipment diesel engine cylinder liners to all of the major domestic locomotive manufacturers. The company believes it has smaller competitors in the locomotive diesel engine cylinder liner market, but competes with larger, better capitalized manufacturers in certain markets. Chromium has achieved a leading position in remanufacturing markets through competition on the basis of product performance, quality, service and price. In addition, technical innovations that enhance quality and performance are also increasing the value-added content per unit produced.

BACKLOG

      Backlog is not significant, nor is it material, in the company's operations.

RAW MATERIALS

      BUILDING PRODUCTS

      In the asphalt building products manufacturing businesses, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins and mineral filler. All of these materials are presently available from several sources and are in adequate supply. However, temporary shortages or disruption in supply of raw materials do result from time to time for a variety of causes. Historically, the company has been able to pass some of the higher raw material and transportation costs through to the customer. In the wood composites business, the significant raw materials are polypropylene and wood particles. These materials are presently available from several sources and are in adequate supply.

      ENGINEERING, TECHNOLOGIES

      No raw materials are utilized in the company's engineering consulting and technology licensing business.

      OTHER, TECHNOLOGIES

      In Cybershield's shielding business, copper, nickel, paint and gasketing materials are the significant raw materials. These materials are presently available from several sources and in adequate supply.

      In Chromium's business of hard chrome plating and remanufacturing diesel engine cylinder liners, chromic acid is a significant raw material and is presently available from a number of domestic suppliers. The company believes these domestic suppliers obtain the ore for manufacturing chromic acid principally from sources outside the United States, some of which may be subject to political uncertainty. The company has been advised by its suppliers that they maintain substantial inventories of chromic acid in order to minimize the potential effects of foreign interruption in ore supply.

PATENTS, LICENSES, FRANCHISES AND CONCESSIONS

      The company or its subsidiaries hold certain patents, particularly in its engineering consulting and licensing business, which are significant to its operations. The company believes that it holds significant state-of-the-art patents covering some of the most competitive processes for the cryogenic processing of refinery and natural gas streams to remove the higher value components, such as ethane and propane, which are primarily used as petrochemical feedstocks. In addition, Ortloff has developed technologies and filed applications for patents covering processes for the production of liquefied natural gas (LNG) which it believes will provide considerable efficiency improvements in and cost savings for the design and construction of those facilities. However, the company does not believe that the loss of any one of these patents or of any license, franchise or concession would have a material adverse effect on the company's overall business operations.

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

      Chromium has engaged in limited remediation activities at its former plating operation in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality
(TCEQ) reviews the voluntary cleanup plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

      Under the VCP, Chromium submitted a testing program, which the TCEQ has approved, for a supplemental groundwater and soil assessment at the facility. This program was designed to, among other things, further define the cleanup requirements at the site. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Preliminary results from recent groundwater and soil assessments indicate that there has been no environmental impairment beyond company property boundaries or to any groundwater. However, until Chromium has the final results from its supplemental assessment and TCEQ approval of a cleanup plan, the range of costs to remediate the site are not determinable, nor can the company determine at this point in time if it is reasonably possible that it will incur material additional costs at the site. If a remediation plan similar to a plan successfully used at another Chromium plant is approved by TCEQ, remediation costs will be immaterial to the company's consolidated results of operations, financial position and liquidity. However, other potential scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company. By December 31, 2003, management currently believes that a range of exposure may be determinable. Therefore, the company currently believes sufficient information for establishing a reserve for this environmental exposure in accordance with SFAS No. 5, "Accounting for Contingencies," may be available by December 31, 2003, and further anticipates that it may be in a position at that time to determine if it is reasonably possible that the company will incur material additional costs with regard to this site.

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

PERSONS EMPLOYED

      At June 30, 2003, the company and its subsidiaries had 1,202 employees. Of this total, 833 were employed in the Building Products business segment, 21 were employed in Engineering, Technologies, 190 were employed in Other, Technologies and 158 (including most sales personnel) were employed at the corporate office. Included in these totals are 120 employees in Building Products and 40 employees in Other, Technologies who were represented by labor unions. The company believes that it has good relations with its employees.

EXTENDED PAYMENT TERMS

      The company's Building Products business typically provides extended payment terms to certain customers for roofing products shipped during the late winter and early spring months, with payment generally due during late spring or early summer. As of June 30, 2003, $7,291,000 in receivables relating to such shipments were outstanding, all of which were due and collected in the first quarter of fiscal 2004.

SEASONAL BUSINESS

      The company's Engineering, Technologies and Other, Technologies businesses are substantially nonseasonal. The company's Building Products business is seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in some of its marketing areas typically limit the installation of residential building products which causes sales to be slower during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen to twenty-four months depending upon the extent of roof damage. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

AVAILABLE INFORMATION

      The company's primary web site is www.elkcorp.com. In the Investor Relations section of the web site, the company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Investor Information web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, are available to be viewed on this page free of charge. Information contained on the web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. A copy of this Form 10-K is available without charge upon written request to Investor Relations, ElkCorp, 14911 Quorum Drive, Suite 600, Dallas, Texas 75254.

ITEM 2.  PROPERTIES

      All manufacturing facilities, except for the composite building products facility in Lenexa, Kansas, are owned by the company and its subsidiaries and are not subject to any significant encumbrances.

         BUILDING PRODUCTS

      Asphalt building products are manufactured at plants located in Tuscaloosa, Alabama, Ennis, Texas, Shafter, California and Myerstown, Pennsylvania. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured on two parallel production lines located in Ennis, Texas. Remote leased warehouse storage locations are maintained in (1) Denver, Colorado, (2) Fridley, Minnesota, (3) Plant City, Florida, (4) West Columbia, South Carolina, (5) Kansas City, Missouri, and (6) Richmond, British Columbia, Canada. Composite building products are manufactured at leased facilities in Lenexa, Kansas.

         Corporate headquarters and administrative offices for the Building Products operations are located in the same leased facility as the company's corporate offices in Dallas, Texas.

         ENGINEERING, TECHNOLOGIES

         The Ortloff engineering and process licensing group is located in leased offices in Midland, Texas.

         OTHER, TECHNOLOGIES

         Cybershield's operating facility is located in Lufkin, Texas. Corporate headquarters and most administrative offices for Cybershield are located at the same leased facility as the company's corporate offices in Dallas, Texas. Some administrative offices are located in Lufkin, Texas. The Canton, Georgia facility was closed in fiscal 2002 and is held for sale.

         Chromium's operating facilities are located in Cleveland, Ohio. Corporate headquarters and most administrative offices for Chromium are located at the same leased facility as the company's corporate offices in Dallas, Texas. Some administrative offices are located at the Cleveland, Ohio manufacturing facility.

         CORPORATE OFFICES

         In August 2003, the company's corporate headquarters was relocated to 14911 Quorum Drive, Suite 600, Dallas, Texas. The corporate headquarters is located in leased offices in Dallas, Texas, as was the company's former corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

      There are various lawsuits and claims pending against the company and its subsidiaries arising in the ordinary course of their businesses. In the opinion of the company's management, based in part on advice of counsel, none of these actions should have a material adverse effect on the company's consolidated results of operations, financial position, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2003.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

         Certain information concerning the company's executive officers is set forth below:

                                                                                 Period
                                                                                 Served                Age as of
          Name                          Title                                   As Officer            Sept. 1, 2003
          ----                          -----                                   ----------            -------------
Thomas D. Karol              Chairman of the Board and                            2 years                   45
                             Chief Executive Officer of
                             ElkCorp; Officer and Director of
                             all subsidiaries except one

Richard A. Nowak             President and Chief Operating                        2 years                   61
                             Officer of ElkCorp and each
                             Building Products subsidiary; Officer
                             and Director of all subsidiaries
                             except one

Harold R. Beattie, Jr.       Senior Vice President, Chief                         4 years                   49
                             Financial Officer and Treasurer
                             of ElkCorp; Officer of all
                             subsidiaries except one

David G. Sisler              Senior Vice President, General                       8 years                   45
                             Counsel and Secretary of ElkCorp;
                             Officer of and Counsel to all
                             subsidiaries except one; Director
                             of one subsidiary

James J. Waibel              Senior Vice President,                               9 years                   59
                             Administration of ElkCorp

Matti Kiik                   Senior Vice President, Research                      2 years                   61
                             and Development of ElkCorp

Gregory J. Fisher            Senior Vice President and Controller                 2 years                   53
                             of ElkCorp

Leonard R. Harral            Vice President and Chief                             9 years                   51
                             Accounting Officer of ElkCorp;
                             Director of one subsidiary

Thomas W. Cave               Vice President and Assistant Secretary              11 years                   48
                             of ElkCorp

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The principal market on which the company's common stock is traded is the New York Stock Exchange. The company's common stock is also traded on the Boston, Midwest and Philadelphia Stock Exchanges. There were 1,034 holders of record and approximately 4,100 beneficial owners of the company's common stock on September 2, 2003.

      The quarterly dividend declared per share and the high and low sale prices per share of the company's common stock for each quarter during fiscal year 2003 and fiscal year 2002 are set forth in the following table:

     Period                             Dividend                High             Low
     ------                             --------                ----             ---
     Fiscal 2003

         First Quarter                    $.05                 $27.93           $14.85
         Second Quarter                   $.05                 $18.60           $14.60
         Third Quarter                    $.05                 $19.32           $14.55
         Fourth Quarter                   $.05                 $22.60           $18.63

     Fiscal 2002

         First Quarter                    $.05                 $22.30           $16.65
         Second Quarter                   $.05                 $29.29           $20.80
         Third Quarter                    $.05                 $28.05           $21.10
         Fourth Quarter                   $.05                 $28.94           $20.70

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

      In September 1998, the company's Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. In August 2000, the Board of Directors authorized the repurchase of up to an additional $10,000,000 of common stock. As of June 30, 2003, 600,590 shares with a cumulative cost of $9,366,000 had been purchased from time to time under these authorizations. No common stock was repurchased in fiscal 2003.

      Limitations affecting the future payment of dividends by the company are imposed as a part of the company's revolving credit facility. Total cumulative dividends and stock repurchased since November 30, 2000 are subject to a formula limitation based on cumulative consolidated net income during the term of the company's $100,000,000 Revolving Credit Facility, which extends through November 30, 2005. As of June 30, 2003, such limitation was $31,581,000 and actual expenditures for these items were $11,037,000.

      Equity Compensation Plan Information for the company is presented in Part III, Item 12 on page 62 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.


FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
($ In thousands, except per share data)


                                                                   Year Ended June 30,
                                     ----------------------------------------------------------------------------
                                        2003             2002             2001             2000            1999
                                     ----------       ----------       ----------       ----------       --------
Sales                                $  506,146       $  506,526       $  379,156       $  395,198       $358,596
                                     ==========       ==========       ==========       ==========       ========

Net Income                           $   24,100       $   15,093       $    8,762       $   29,932       $ 20,943
Cumulative Effect Of
Accounting Change(1)                         --               --               --               --          4,340
Noncash stock option
compensation                             (3,496)           3,922               --               --             --
                                     ----------       ----------       ----------       ----------       --------
Pro forma Earnings(2)                $   20,604       $   19,015       $    8,762       $   29,932       $ 25,283
                                     ==========       ==========       ==========       ==========       ========
Net Income Per Share - Basic         $     1.24       $      .78       $      .45       $     1.53       $   1.07
                                     ==========       ==========       ==========       ==========       ========
Net Income Per Share - Diluted       $     1.23       $      .77       $      .45       $     1.49       $   1.05
                                     ==========       ==========       ==========       ==========       ========
Pro forma Earnings Per Share -
Basic                                $     1.06       $      .98       $      .45       $     1.53       $   1.29
                                     ==========       ==========       ==========       ==========       ========
Pro forma Earnings Per Share -
Diluted                              $     1.05       $      .97       $      .45       $     1.49       $   1.27
                                     ==========       ==========       ==========       ==========       ========

Total Assets                         $  442,137       $  381,428       $  360,048       $  322,574       $252,182
                                     ==========       ==========       ==========       ==========       ========
Long-Term Debt                       $  152,526       $  119,718       $  123,300       $   91,300       $ 63,000
                                     ==========       ==========       ==========       ==========       ========
Shareholders' Equity                 $  196,528       $  176,092       $  162,102       $  161,904       $137,251
                                     ==========       ==========       ==========       ==========       ========
Cash Dividends Per Share             $      .20       $      .20       $      .20       $      .20       $    .19
                                     ==========       ==========       ==========       ==========       ========

(1) Cumulative prior year impact of a change in accounting for the costs of start-up activities.

(2) In fiscal 2002, the company changed its accounting from "fixed" to "variable" accounting for certain stock options. Item represents pro forma amount excluding $3,496 of benefit, net of tax, (or $.18 per basic and diluted share) and $3,922 of expense, net of tax, (or $.20 per basic and diluted share) for noncash stock option compensation in fiscal 2003 and 2002, respectively. Management believes excluding these amounts for pro forma purposes is appropriate for comparative purposes since these amounts resulted solely from changes in ElkCorp's share price and not from operations. Pro forma amounts should not be considered to be in accordance with accounting principles generally accepted in the United States of America.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

OPERATING SEGMENTS

      Effective September 1, 2002, the company changed its corporate name from Elcor Corporation to ElkCorp to better identify itself with the Elk brand name of its principal Building Products subsidiaries.

      The Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) beginning with an October 2002 business acquisition, nontoxic wood composite decking, marine dock, and fencing products. Building Products accounted for 92% of consolidated sales in fiscal 2003.

      In fiscal 2003, operating profit from the company's Engineering, Technologies business, which provides proprietary technologies and related engineering services to the natural gas processing industry as Ortloff Engineers, LTD (Ortloff), exceeded 10% of consolidated operating profit. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," this business is required to be presented as a separate segment because it exceeded this quantitative threshold. This business has not historically met the 10% reporting test, nor is it typically expected to in the future.

      Other, Technologies consists of the company's other operations. These dissimilar operations are combined, as none individually meets the materiality criteria for separate segment reporting. Other, Technologies includes (1) the operating subsidiaries of Cybershield, Inc. (collectively Cybershield), which applies precise conductive metal coatings to plastic components utilized in electronics enclosures to control the electromagnetic and radio frequency emissions of such devices, and to create circuitry and antennae for digital cellular phones, consumer electronics, and other electronic products; and, (2) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments. A third operation, Elk Technologies, Inc., develops and markets fabrics featuring VersaShield fire retardant coatings designed for use outside of traditional building products applications, including home furnishings and other consumer products. This business has not yet produced significant commercial sales.

FISCAL 2003 COMPARED TO FISCAL 2002

OVERALL PERFORMANCE

      During the fiscal year ended June 30, 2003, net income of $24,100,000 was 60% higher than $15,093,000 in fiscal 2002. Sales of $506,146,000 were marginally lower in fiscal 2003 than sales of $506,526,000 in fiscal 2002. Consolidated operating income of $44,692,000 in fiscal 2003 was 45% higher than $30,824,000 in the prior fiscal year. Operating income for fiscal 2003 included a $5,378,000 benefit from the reversal of noncash stock option compensation, compared to a $6,034,000 charge for this noncash item in fiscal 2002. In fiscal 2002, the company changed its accounting for certain stock options from fixed awards with no compensation expense to variable awards, which generally results in periodic expense or income, as the company determined that variable accounting was more appropriate for such stock options. Pursuant to variable option accounting, income is charged or credited during each accounting period to reflect any excess or deficit of the market value of shares underlying vested options, from the exercise price of vested options. Based on a decline in the company's share price subsequent to June 30, 2002 and actions taken by the Board of Directors to terminate the feature of the 1998 Incentive Stock Option Plan that caused certain stock options to be accounted for as variable awards, the company recorded a reversal of the majority of fiscal 2002 noncash stock option compensation in the first quarter of fiscal 2003. The company now has no options subject to variable stock option accounting. Accordingly, subsequent to the quarter ended September 30, 2002, income has not been affected by variable accounting for stock options. The company does not expect to issue further stock options requiring variable accounting.

      Operating income in fiscal 2002 also included a favorable settlement with a vendor resulting in $5,625,000 of income, and plant closure costs of $5,273,000. As a percentage of sales, operating income was 8.8% in fiscal 2003 compared to 6.1% in fiscal 2002. Cost of sales was 80.3% of sales in fiscal 2003 compared to 81.0% in the prior fiscal year. The impact of higher asphalt costs in fiscal 2003 was partially offset by, among other things, lower unit manufacturing costs and strict management of controllable expenses at the company's roofing plants. The prior year percentage of cost of sales to sales was adversely affected by the aforementioned plant closure costs. Selling, general and administrative (SG&A) costs in fiscal 2003 were $862,000 higher than in fiscal 2002. However, fiscal 2002 benefited from the $5,625,000 vendor settlement. Other SG&A costs declined substantially in fiscal 2003, primarily as a result of benefits received from the consolidation of Cybershield's operations in the third quarter of fiscal 2002. As a percentage of sales, SG&A costs were 11.9% in fiscal 2003, compared to 11.7% in fiscal 2002.

      Interest expense was $6,184,000 in fiscal 2003 compared to $6,192,000 in fiscal 2002. In fiscal 2003, the company capitalized $995,000 of interest related to the construction of an additional Tuscaloosa, Alabama shingle plant and other significant capital projects. No interest cost was capitalized in fiscal 2002. The average interest rate paid on indebtedness was 5.0% in fiscal 2003 compared to 5.1% in fiscal 2002.

      The company's effective tax rate was 37.8% for fiscal 2003 compared to 39.0% for fiscal 2002. The difference between years primarily relates to the impact of noncash stock option compensation on the effective tax rate.

RESULTS OF BUSINESS SEGMENTS

      Sales in the Building Products segment increased 1.6% to $467,002,000 for the year ended June 30, 2003 compared to $459,673,000 in fiscal 2002. In fiscal 2003, roofing products sales, which represented 93.2% of Building Products segment sales, increased 4.7% compared to fiscal 2002. Unit shingle shipments in the last half of fiscal 2003 more than offset the impact of a general slowing in the roofing market early in fiscal 2003. The increase in demand for the company's roofing products was driven by strong roof replacement demand in the Texas market as a result of widespread spring 2003 hail damage. Roofing activity in the Northeast and Midwest areas of the United States was hampered in the latter part of fiscal 2003 by persistent record spring rainfall from April to mid-June 2003. For the year, unit shingle shipments in fiscal 2003 increased 3.7% over fiscal 2002. For the month of June 2003, unit shingle shipments set a company record. Strong demand is expected to continue during the remaining calendar 2003 roofing season as more normal summer weather patterns permit increased roofing activity in areas previously affected by persistent spring rains.

      Average selling prices for premium laminated asphalt shingles were about 3.0% higher in fiscal 2003 than in fiscal 2002, primarily as a result of shingle price increases in the second half of fiscal 2003 to recover higher asphalt costs and increases in other energy related costs. However, the increases in unit sales and average selling prices were somewhat offset by a sales mix weighted proportionately more to lower priced products.

      In fiscal 2003, outside sales of performance nonwoven fabrics, which represented 6.6% of Building Product sales, decreased 30.2% compared to fiscal 2002, primarily as a result of a weak commercial roofing market. Although overall production of nonwoven fabrics was comparable in fiscal 2003 to the prior fiscal year, in the current fiscal year a much higher proportion of nonwoven fabric production was consumed internally in the company's own manufacturing of shingle products. Intercompany nonwoven fabrics sales are eliminated in consolidation. Composite building products, which began operations in October 2002, accounted for 0.2% of Building Products sales in fiscal 2003.

      Despite increased sales in fiscal 2003, operating income for the Building Products segment of $45,901,000 was 13.9% lower compared to $53,325,000 in fiscal 2002. Prior year operating income included a $5,625,000 favorable vendor settlement. Asphalt costs in fiscal 2003 were $16,900,000 higher than in the prior fiscal year. Approximately $7,900,000 of these higher asphalt costs were offset by higher average sales per shingle unit. Management believes that the improved relationship between shingle pricing and asphalt costs in the latter part of fiscal 2003 will continue into fiscal 2004. In the fourth quarter of fiscal 2003, shingle inventories were repositioned into the Texas market from other geographic areas to meet strong demand and to serve the company's Texas market share. Higher freight transfer costs related to inventory repositioning negatively impacted fiscal 2003 operating earnings by approximately $1,500,000.

      Start-up inefficiencies in composite building products further reduced Building Products operating income in fiscal 2003. Delayed delivery and production inefficiencies related to the start-up of newly installed equipment reduced operating income for the year by approximately $2,700,000. Despite these difficulties, management believes that demand for CrossTimbers decking products currently exceeds the company's ability to produce it and that profitable operations will be achieved once anticipated production efficiency has been achieved.

      Sales in the Engineering, Technologies segment increased 56.6% to $10,693,000 in fiscal 2003 compared to $6,829,000 in fiscal 2002. The increase in licensing revenues was primarily the result of several key international projects in 2003. Higher international licensing fees are the result of the company's strategy of establishing cooperative marketing or licensing arrangements with several key international suppliers of process technologies, providing Ortloff with the opportunity to bid its technology packages on large international projects that might not otherwise be available to it. Licensing revenues can vary significantly between reporting periods since this business is largely project driven.

      Engineering, Technologies operating income of $5,773,000 in fiscal 2003 was 84.5% higher than $3,129,000 earned in fiscal 2002, primarily as a result of higher technology licensing fees.

      The Other, Technologies companies reported combined sales of $28,451,000 in fiscal 2003 compared to $40,024,000 in fiscal 2002. Significantly reduced volumes of cellular handset business caused Cybershield's sales to decline significantly in fiscal 2003. Cellular handset production previously in the United States and Latin America has largely shifted to Asia where the company has no significant operations. The company does not expect these sales to return to the United States. Accordingly, Cybershield's strategy has shifted away from reliance nearly solely on the cellular handset business to new markets for existing production capabilities and new technologies. Commercialization of EXACT, a proprietary process for applying precise conductive metal patterns to plastics or other components, together with other strategic moves including marketing partnerships with key supply chain partners and utilizing a network of manufacturing representatives to augment Cybershield's internal sales efforts, are key strategies to diversify Cybershield's sales among a wider variety of consumer, medical and military electronics applications. Management believes these strategic initiatives will return Cybershield to profitability. However, there are no assurances that they will be successful. In the event that these initiatives are unsuccessful in returning Cybershield to profitability, the company may be required to record an impairment charge relating to long-lived assets. The carrying amount of Cybershield's long-lived assets was $11,200,000 at June 30, 2003. Chromium's sales were also lower in fiscal 2003 compared to the prior year period as a result of deferred maintenance expenditures by its railroad customers.

      The Other, Technologies companies reported a combined operating loss of $1,593,000 in fiscal 2003 compared to an operating loss of $7,483,000 in fiscal 2002. Chromium reported an approximate $100,000 operating loss during the current fiscal year compared to a modest operating profit in fiscal 2002. Despite the significant reduction in revenues at Cybershield, cost reductions allowed that subsidiary to limit its operating loss in fiscal 2003 to approximately $1,100,000 compared to an approximate $7,500,000 operating loss in fiscal 2002 which included $5,273,000 of plant closure costs relating to its Canton, Georgia plant. The Canton plant and certain idle equipment are being held for sale. The carrying value of these assets was $5,411,000 at June 30, 2003 based on estimated fair value, less cost of disposal. If the company is unable to realize the current carrying value, or if market conditions for these assets do not improve, additional write-downs of these assets may be necessary. The remaining fiscal 2003 loss in Other, Technologies resulted from start-up costs relating to Elk Technologies, Inc.

FISCAL 2002 COMPARED TO FISCAL 2001

OVERALL PERFORMANCE

      During the fiscal year ended June 30, 2002, net income of $15,093,000 was 72% higher than $8,762,000 in fiscal 2001. Sales of $506,526,000 were 34% higher in fiscal 2002 compared to $379,156,000 in fiscal 2001. The significant increase in both sales and income in fiscal 2002 is primarily attributable to significant improvements in operations in the Building Products segment.

      Consolidated operating income of $30,824,000 in fiscal 2002 was 78% higher than $17,354,000 in the prior fiscal year. Operating income for fiscal 2002 was reduced by $6,034,000 of noncash stock option compensation, due to the change in accounting for certain stock options from fixed awards with no compensation expense to variable awards, which can result in periodic expense or income. In fiscal 2002, the company determined that variable accounting is more appropriate for such stock options. The impact of variable accounting in fiscal 2001 was not material. Operating income for fiscal 2002 also included a favorable cash settlement with a vendor resulting in income of $5,625,000, and plant closure and related costs of $5,273,000. As a percentage of sales, operating income was 6.1% in fiscal 2002 compared to 4.6% in fiscal 2001. Costs of sales were 81.0% in fiscal 2002 compared to 82.7% in fiscal 2001. The fiscal 2002 percentage of costs of sales to sales was adversely affected by Cybershield's plant closure costs, higher depreciation costs relating to the Myerstown, Pennsylvania roofing plant, together with higher raw material and energy costs. SG&A costs in fiscal 2002 were significantly higher than in the prior fiscal year, due primarily to overall higher sales levels, increased selling expenses related to new product introductions, higher incentive compensation resulting from improved performance and retirement expenses related to management succession. As a percentage of sales, SG&A costs were 11.7% of sales in fiscal 2002 compared to 12.7% in fiscal 2001.

      Interest expense was $6,192,000 in fiscal 2002 compared to $3,494,000 in fiscal 2001. However, in fiscal 2001, the company capitalized $5,337,000 of interest related to the construction of the Myerstown, Pennsylvania roofing plant and other major projects. No interest cost was capitalized in fiscal 2002. The average interest rate paid on indebtedness was 5.1% in fiscal 2002 compared to 7.25% in fiscal 2001.

      The company's effective tax rate was 39.0% in fiscal 2002 compared to 37.3% in fiscal 2001. The increase in the fiscal 2002 effective tax rate related primarily to the impact of noncash stock option compensation recorded on the effective tax rate and higher state income taxes.

RESULTS OF BUSINESS SEGMENTS

      Sales in the Building Products segment increased 37% to $459,673,000 for the year ended June 30, 2002 compared to $335,971,000 in fiscal 2001. The significant increase in sales reflected a sharp rebound in shipments of premium laminated fiberglass asphalt shingles that began in the fourth quarter of fiscal 2001 and continued throughout fiscal 2002, together with higher average selling prices in fiscal 2002, which were 2.5% higher than in fiscal 2001.

      Highly successful new products and warranty initiatives and a favorable inventory position, combined with lower interest rates in fiscal 2002 contributed to sharply higher sales for this business segment. Building Products sales further benefited from success in penetrating markets served by its new Myerstown, Pennsylvania roofing plant, which met its performance test level of operations in the fourth quarter of fiscal 2001. In fiscal 2001, shipments of laminated shingles were adversely affected by weak economic conditions and harsh winter weather conditions in the Northern United States and heavy winter and spring rains in many other parts of the country.

      Operating income for the Building Products segment increased 109% to $53,325,000 in fiscal 2002 compared to $25,539,000 for fiscal 2001. Fiscal 2002 operating income included a $5,625,000 favorable vendor settlement. The cash settlement represented a reimbursement of certain general and administrative costs previously incurred by Elk. The increase in recurring operating income is primarily the result of a significant increase in shipments of premium laminated fiberglass asphalt shingles and performance nonwoven fabrics. Increased product sales more than offset higher marketing costs and depreciation relating to the new Myerstown, Pennsylvania roofing plant.

      Revenues for the Engineering, Technologies segment were $6,829,000 in fiscal 2002 compared to $2,203,000 in fiscal 2001 as a result of a higher level of licensing and consulting fees from international gas processing projects. Operating income for the Engineering, Technologies segment was $3,129,000 in fiscal 2002 compared to a $533,000 operating loss in fiscal 2001, primarily as a result of the aforementioned increase in licensing and consulting fees.

      Sales for the Other, Technologies companies decreased 2.1% to $40,024,000 in fiscal 2002 compared to $40,886,000 in fiscal 2001. Cybershield's unit volumes declined, but average selling prices were higher, primarily as a result of an increased sales mix of units containing purchased plastic parts. Sales for Chromium were also lower in fiscal 2002 compared to the prior fiscal year due to lower unit volumes as railroads deferred maintenance expenditures.

      The Other, Technologies companies reported a $7,483,000 operating loss in fiscal 2002 compared to $1,190,000 in operating income in fiscal 2001. The fiscal 2002 operating loss included $5,273,000 of plant closure and related costs pertaining to consolidating Cybershield's operations. Fiscal 2001 included $750,000 of costs relating to the consolidation of manufacturing operations and initial production of products new to Chromium's Cleveland, Ohio plant. Operating income for the Other, Technologies companies also reflect lower unit volumes and related margins at Cybershield, costs associated with the ramp of several new handset components and production start-up inefficiencies during the early part of fiscal 2002 at Cybershield, and lower unit volumes at Chromium. Despite these lower volumes, Chromium was able to maintain modest profitability in fiscal 2002 due to cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In fiscal 2003, the company generated cash flows of $23,659,000 from operating activities compared to

$27,661,000 in fiscal 2002 and $10,406,000 in fiscal 2001. The decrease in cash flows generated in fiscal 2003 was primarily the result of changing dynamics in the significant components of working capital (trade receivables, inventories, accounts payable and accrued liabilities).

      Trade receivables at June 30, 2003 were $25,324,000 higher than at June 30, 2002. The majority of this increase was the result of record shipments in the Building Products segment in the latter part of fiscal 2003, together with increased Engineering, Technologies receivables from technology licensing fees. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products shipped during the late winter and early spring months, with payments generally due during the spring or early summer. At June 30, 2003, receivables from customer programs with extended due dates were $7,291,000 compared to $8,608,000 at June 30, 2002. Extended term receivables outstanding at June 30, 2003 were due and collected in the first quarter of fiscal 2004.

      At June 30, 2003, manufactured inventories were $6,956,000 higher than at June 30, 2002 as production at the company's roofing plants continued at high rates throughout much of the current year. The company believes that current year inventories are at favorable levels. In the prior year, roofing product inventories had been reduced to less than desired levels.

      The $5,087,000 decrease in accrued liabilities at June 30, 2003 compared to June 30, 2002 is primarily the result of the reversal of an accrual for noncash stock option compensation during the current fiscal year due to the impact of variable accounting for stock options and a declining stock price through the date that variable accounting was eliminated. Higher trade payables were primarily the result of cash management techniques and strategies used to maximize the company's cash flow.

      The current ratio was 3.4 to 1 at June 30, 2003 compared to 3.3 to 1 at June 30, 2002. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

      Cash flows from investing activities primarily reflect the company's capital expenditure strategy. Net cash used for investing activities was $52,375,000 in fiscal 2003, $10,637,000 in fiscal 2002 and $38,416,000 in fiscal
2001. Approximately $29,100,000 of current year capital expenditures relate to construction of a second shingle plant at Tuscaloosa, Alabama, including the installation of certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. Approximately $11,000,000 was expended for productivity enhancements at certain of its other roofing plants. During the current fiscal year, the company utilized $2,224,000 of cash for a business acquisition and subsequently invested $3,810,000 in incremental capital expenditures for this new subsidiary to increase manufacturing capacity. Capital expenditures are projected to be approximately $69,000,000 in fiscal 2004, including approximately $43,000,000 to complete the new Tuscaloosa plant, approximately $6,000,000 for productivity enhancement projects, and approximately $6,000,000 to upgrade certain key information technology platforms. After fiscal 2004, planned capital expenditures are currently expected to be approximately $15,000,000 - $20,000,000 per year.

         Cash flows from financing activities generally reflect changes in the company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash provided by financing activities was $21,336,000 in fiscal 2003, compared to $4,716,000 used in fiscal 2002 and funds provided in fiscal 2001 of $23,436,000. In June 2002, the company sold $120,000,000 in Senior Unsecured Notes in a private placement transaction with a group of institutional investors. In March 2003 the company sold $25,000,000 in an incremental note placement. The proceeds of the original note placement were used to repay indebtedness outstanding under the company's existing Revolving Credit Facility. The incremental note placement proceeds were primarily used in the short-term to fund increased seasonal working capital needs. Longer term, this debt will be used to fund the company's capital expansion plans. There was no outstanding balance on the company's $100,000,000 Revolving Credit Facility at June 30, 2003 other than $2,597,000 currently reserved for outstanding letters of credit.

         An additional $7,808,000 increase in long-term debt during fiscal 2003 was the result of a noncash adjustment in the fair value of long-term debt resulting from an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of long-term debt through 2012. This fair market adjustment is offset by recording a corresponding noncash amount in other assets for the value of the interest rate swap instrument.

         The changes in the company's debt structure were made to extend the maturity structure of the company's debt on favorable terms, increase the company's total committed borrowing availability and better diversify the company's funding sources. At June 30, 2003, liquidity consisted of $5,056,000 of cash and cash equivalents and $97,403,000 of available borrowings under its $100,000,000 committed Revolving Credit Facility. The debt to capital ratio (after deducting cash and cash equivalents of $5,056,000 from $145,000,000 of principal debt) was 41.6%. During fiscal 2004, the company estimates it will internally generate approximately $40,000,000 in operating cash flows to partially fund its capital expenditures budget and other cash requirements. Borrowings under the Revolving Credit Facility will be used to supply the balance of required funds. The company has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

         The company's Board of Directors has authorized the purchase of common stock from time to time on the open market. As of June 30, 2003, the company has repurchase authority of approximately $10,600,000 remaining. No shares of common stock were repurchased in fiscal 2003.

         The following table summarizes the company's future payments relating to contractual obligations at June 30, 2003:

                                                                 (In thousands)
                                                             Payments Due by Period
                                     --------------------------------------------------------------------
                                                   Less than        1 - 3          4 - 5          After 5
Contractual Obligations               Total          1 year         years          years            years
-----------------------              --------       --------       --------       --------       --------
Long-term Debt                       $145,000       $     --       $     --       $ 25,000       $120,000
Operating Leases                       14,522          1,866          2,660          1,964          8,032
Plant Construction Commitments         25,011         25,011             --             --             --
                                     --------       --------       --------       --------       --------
Total Contractual Obligations        $184,533       $ 26,877       $  2,660       $ 26,964       $128,032
                                     ========       ========       ========       ========       ========

         The only other significant commercial commitment the company has at June 30, 2003 is its $100,000,000 Revolving Credit Facility, the term of which extends through November 30, 2005.

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

         Management believes that current cash and cash equivalents, projected cash flows from operations, and its existing debt capacity should be sufficient during fiscal 2004 and beyond to fund the Tuscaloosa, Alabama plant construction, other planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

CRITICAL ACCOUNTING POLICIES

         The company's consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based on the information available. The accounting policies which management believes are the most critical to fully understanding and evaluating the company's reported financial results include the following.

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

         Key loss accruals for the company include:

            - Product warranties - Product warranties are estimated and recorded based on factors such as an examination of known defects for potential exposure, claims paid history, independent data as to average length of time between asphalt roofing replacements and average length of home ownership.

            - Litigation - Litigation reserves are determined on a case specific basis from evaluations by both management and outside counsel as to any probable exposure from litigation.

            - Environmental exposure - Environmental exposure, primarily related to Other, Technologies companies, is evaluated by management and its environmental consultants when known or probable exposure is identified.

            - Self-insurance reserves - The company partially insures itself against losses for both casualty and medical insurance. Reserves are calculated and maintained based on historical experience and specifically identified losses.

Inventories -

         Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The company records adjustments to the value of inventories based on various factors. For the Building Products segment, adjustments may be made to inventory values based on the physical condition (e.g. age and quality) of the inventories. For Other, Technologies companies, inventory adjustments are generally based upon the forecasted plans to sell its products and the sales prices that are expected to be realized. Inventories are adjusted to the lower of cost or market or written off if unsaleable. These adjustments are estimates and can vary from actual requirements if inventories deteriorate, become otherwise damaged or obsolete, or if competitive conditions differ from expectations.

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

         License revenue is recognized when (a) a customer contracts for the nonexclusive use of inventions covered by company patents; (b) there are no remaining items relating to the license contract that have to be accomplished by the company; and (c) the license fee is nonrefundable. Service revenues are recognized as they are performed. Revenue recognition may be subject to judgment and interpretation that the specific requirements of SAB 101 have been met.

Impairment of Long-Lived Assets  -

         Long-lived assets, primarily plant, property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any such assets may not be recoverable. If the estimated sum of undiscounted cash flows is less than the carrying value of the assets being reviewed, the company recognizes an impairment loss, measured as the amount that the carrying value exceeds the fair value of the assets. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. The company's estimate of undiscounted cash flows may differ from actual cash flow due to, among other things, changes in general economic conditions, industry conditions, customer requirements, technology or the company's business model.

MARKET RISKS

         In addition to the risks inherent in its operations, the company is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the company's exposure to the risks of changing commodity prices and interest rates. The company has no significant foreign exchange risk. Derivatives are held from time to time only as part of a formally documented risk management program. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for trading purposes. The company has entered into derivative transactions related to its exposure to natural gas used in its manufacturing plants and to interest rate risk.

         The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, the company entered into hedge transactions to fix the price on 50% of its projected natural gas usage through October 2002. At expiration, this hedge was not renewed. There are no natural gas hedge transactions in effect at June 30, 2003. However, it is anticipated that similar hedging strategies will likely be utilized in the future.

         The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of its outstanding debt. The fair value of this swap was $7,526,000 at June 30, 2003. Based on outstanding debt at June 30, 2003, the company's interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

CREDIT RISK

         The company is subject to credit risks applicable to cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained at financial institutions or in short-term investments with high credit quality. Concentrations of credit risk with respect to accounts receivable primarily relate to the large building material distributors that are the company's primary customers. The company's largest customer accounted for 17% of consolidated sales in both fiscal 2003 and fiscal 2002. The company performs ongoing credit evaluations of its customers' financial condition to determine the need for an allowance for doubtful accounts. The company has not experienced significant credit losses for many years. Concentration of credit risk with respect to accounts receivable is limited to those customers to whom the company makes significant sales.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. In August 2003, the company relocated its corporate office to new leased space. In accordance with SFAS No. 146, total unexpired lease costs of $653,000 on its previous leased space will be recorded to expense through March 2004.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the guarantor's noncontingent obligations associated with such guarantee. The disclosure requirements of this interpretation are already effective and disclosed in the Product Warranties and Acquisition footnotes. The initial recognition and measurement provisions are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The company does not expect the adoption of the recognition and measurement provisions of FIN 45 to have a material effect on its consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis of the results of operations and financial condition and other sections of this Form 10-K contain "forward-looking statements" that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "optimistic," "outlook," "believe," "estimate," "potential," "project," "expect," "anticipate," "plan," "predict," "could," "should," "may," "likely," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, ElkCorp's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences could include, but are not limited to: changes in demand, prices, raw material costs, transportation costs, changes in economic conditions of the various markets the company serves, changes in the amount and severity of inclement weather, actions of competitors, new and planned facilities not meeting expected productivity rates and projected financial results, and technological changes, together with other risks detailed herein.

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

         3. Temporary shortages or disruption in supply of raw materials or transportation do result from time to time from a variety of causes. If the company experiences temporary shortages or disruption of supply of raw materials, operating results could be adversely affected and/or lower than projected.

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

         9. Although the company insures itself against physical loss to its manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds, and explosions, operating results could be adversely affected if any of its manufacturing facilities became inoperable for an extended period of time due to these or other events, including but not limited to acts of God, war or terrorism.

         10.Each of the company's businesses is actively involved in the development of new products, processes and services which are expected to contribute to the company's ongoing long-term growth and earnings. Products using VersaShield fire retardant coatings have not yet produced significant commercial sales. Its market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. If such development activities are not successful, regulatory requirements are less stringent than currently predicted, market demand is less than expected, or the company cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In addition to the risks inherent in its operations, the company is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the company's exposure to the risks of changing commodity prices and interest rates. The company has no significant foreign exchange risk. Derivatives are held from time to time only as part of a formally documented risk management program. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for trading purposes. The company has entered into derivative transactions related to interest rate risk and its exposure to natural gas used in its manufacturing plants, as summarized in the following paragraphs.

         The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, the company entered into hedge transactions to fix the price on 50% of its projected natural gas usage through October 2002. At expiration, this hedge was not renewed. There are no natural gas hedge transactions in effect at June 30, 2003. However, it is anticipated that similar hedging strategies will likely be utilized in the future.

         The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of its outstanding debt at June 30, 2003. The fair value of this swap was $7,526,000 at June 30, 2003. Based on outstanding debt at June 30, 2003, the company's interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Index to Financial Statements and Financial Statement Schedule


Financial Statements:                                                        Page
---------------------                                                        ----
Report of Independent Auditors                                                32
Independent Auditors' Report                                                  33
Consolidated Balance Sheets at June 30, 2003 and 2002                         34
Consolidated Statements of Operations for the years ended
  June 30, 2003, 2002, and 2001                                               35
Consolidated Statements of Cash Flows for the years ended
  June 30, 2003, 2002, and 2001                                               36
Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2003, 2002, and 2001                                         37
Summary of Significant Accounting Policies                                    38
Notes to Consolidated Financial Statements                                    45

Financial Statement Schedules:

Report of Independent Auditors                                                57
Independent Auditors' Report                                                  58
Schedule II - Consolidated Valuation and Qualifying Accounts                  59

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors,
ElkCorp

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of ElkCorp and subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of ElkCorp for the year ended June 30, 2001, prior to the revisions to the segment information in the notes to the consolidated financial statements, were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those financial statements in their report dated August 13, 2001.

As discussed above, the financial statements of ElkCorp (formerly Elcor Corporation) for the year ended June 30, 2001 were audited by other independent auditors who have ceased operations. As described in the notes to the consolidated financial statements, these consolidated financial statements have been revised to reflect a change in the company's reportable segments and certain other segment disclosures. We audited the adjustments described in the notes to the consolidated financial statements regarding segments that were applied to revise the fiscal 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the fiscal 2001 consolidated financial statements of the company other than with respect to such adjustments and, accordingly, do not express an opinion or any other form of assurance on the fiscal 2001 financial statements taken as a whole.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Dallas, Texas
August 13, 2003

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

                            ELKCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

($ In thousands)                                                            June 30,
                                                                   -------------------------
Assets                                                                2003           2002
                                                                   ----------     ----------
Current Assets
    Cash and cash equivalents                                      $    5,056     $   12,436
    Trade receivables, less allowance of $1,029 and $734              120,268         94,764
    Inventories                                                        54,094         46,910
    Prepaid expenses and other                                          6,723          9,474
    Deferred income taxes                                               2,654          5,727
                                                                   ----------     ----------
    Total current assets                                              188,795        169,311
                                                                   ----------     ----------

Property, Plant and Equipment, at Cost
    Land                                                                5,243          5,290
    Buildings                                                          91,514         90,896
    Machinery and equipment                                           228,617        223,246
    Construction in progress                                           43,007          1,263
                                                                   ----------     ----------
                                                                      368,381        320,695
    Less - Accumulated depreciation                                  (131,114)      (114,216)
                                                                   ----------     ----------
    Property, plant and equipment, net                                237,267        206,479
                                                                   ----------     ----------

Other Assets                                                           16,075          5,638
                                                                   ----------     ----------
                                                                   $  442,137     $  381,428
                                                                   ==========     ==========

Liabilities and Shareholders' Equity

Current Liabilities
    Accounts payable                                               $   35,971     $   27,418
    Accrued liabilities                                                19,568         24,655
                                                                   ----------     ----------
    Total current liabilities                                          55,539         52,073
                                                                   ----------     ----------

Long-Term Debt                                                        152,526        119,718
                                                                   ----------     ----------

Deferred Income Taxes                                                  37,544         33,545
                                                                   ----------     ----------

Commitments and Contingencies  (See Note)

Shareholders' Equity
    Common stock ($1 par, 19,988,078 shares issued)                    19,988         19,988
    Paid-in capital                                                    57,331         58,419
    Unearned compensation - unvested restricted stock                    (385)            --
    Accumulated other comprehensive income                                 --             31
    Retained earnings                                                 126,969        106,772
                                                                   ----------     ----------
                                                                      203,903        185,210
    Less - Treasury stock (451,185 and 527,076 shares at cost)         (7,375)        (9,118)
                                                                   ----------     ----------
    Total shareholders' equity                                        196,528        176,092
                                                                   ----------     ----------
                                                                   $  442,137     $  381,428
                                                                   ==========     ==========

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

                            ELKCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

($ In thousands, except per share data)                       Year Ended June 30,
                                                    ----------------------------------------
                                                       2003           2002           2001
                                                    ----------     ----------     ----------
Sales                                               $  506,146     $  506,526     $  379,156
                                                    ----------     ----------     ----------

Costs and Expenses

    Cost of goods sold                                 406,579        410,277        313,605
    Selling, general and administrative                 60,253         59,391         48,197
    Noncash stock option compensation (benefit)         (5,378)         6,034             --
                                                    ----------     ----------     ----------
Income From Operations                                  44,692         30,824         17,354
                                                    ----------     ----------     ----------

Other Income (Expense)

    Interest expense                                    (6,184)        (6,192)        (3,494)
    Other                                                  207            105            103
                                                    ----------     ----------     ----------

Income Before Income Taxes                              38,715         24,737         13,963

    Provision for income taxes                          14,615          9,644          5,201
                                                    ----------     ----------     ----------

Net Income                                          $   24,100     $   15,093     $    8,762
                                                    ==========     ==========     ==========

Income Per Common Share:
     Basic                                          $     1.24     $      .78     $      .45
                                                    ==========     ==========     ==========
     Diluted                                        $     1.23     $      .77     $      .45
                                                    ==========     ==========     ==========

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

                            ELKCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In thousands)                                                         Year Ended June 30,
                                                               ----------------------------------------
                                                                  2003           2002           2001
                                                               ----------     ----------     ----------
Cash Flows From Operating Activities

Net income                                                     $   24,100     $   15,093     $    8,762
Adjustments to reconcile net income to net cash from
operating activities:
    Depreciation and amortization, including $3,360 of
      impairment in 2002                                           18,471         21,331         13,697
    Deferred income taxes                                           7,072          5,183          4,374
    Changes in assets and liabilities, net of acquisition:
        Trade receivables                                         (25,324)       (21,104)        (1,948)
        Inventories                                                (6,956)         4,106        (10,051)
        Prepaid expenses and other                                  2,830           (987)        (4,175)
        Accounts payable                                            8,553         (9,741)         1,125
        Accrued liabilities                                        (5,087)        13,780         (1,378)
                                                               ----------     ----------     ----------
    Net cash provided by operating activities                      23,659         27,661         10,406
                                                               ----------     ----------     ----------

Cash Flows From Investing Activities

Additions to property, plant and equipment                        (49,378)       (11,378)       (38,543)
Acquisition of business                                            (2,224)            --             --
Other, net                                                           (773)           741            127
                                                               ----------     ----------     ----------
    Net cash used for investing activities                        (52,375)       (10,637)       (38,416)
                                                               ----------     ----------     ----------

Cash Flows From Financing Activities

Proceeds from sale of Senior Notes                                 25,000        120,000             --
Long-term debt borrowings (repayments) on Revolving
Credit Facility, net                                                   --       (123,300)        32,000
Dividends paid on common stock                                     (3,903)        (3,873)        (3,851)
Treasury stock transactions, net                                      231          2,739         (4,713)
Other, net                                                              8           (282)            --
                                                               ----------     ----------     ----------
    Net cash provided by (used for) financing activities           21,336         (4,716)        23,436
                                                               ----------     ----------     ----------

Net Increase (Decrease) in Cash and Cash Equivalents               (7,380)        12,308         (4,574)
Cash and Cash Equivalents at Beginning of Year                     12,436            128          4,702
                                                               ----------     ----------     ----------
Cash and Cash Equivalents at End of Year                       $    5,056     $   12,436     $      128
                                                               ==========     ==========     ==========

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

                            ELKCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ In thousands, except per share data)
                                                                                                         Accumulated
                                                                                                               Other          Total
                              Comprehensive   Common   Paid-in    Retained   Treasury       Unearned   Comprehensive  Shareholders'
                                     Income    Stock   Capital    Earnings      Stock   Compensation          Income         Equity
                              -------------  -------   -------    --------   --------   ------------   -------------  -------------
BALANCE, June 30, 2000                       $19,988   $58,480    $ 90,641   $ (7,205)       $    --         $    --       $161,904

Net income and
comprehensive income                $ 8,762       --        --       8,762         --             --              --          8,762
                                    =======
Treasury stock purchases                          --        --          --     (5,436)            --              --         (5,436)
Exercises of stock options,
net of tax benefit of $148                        --      (112)         --        835             --              --            723
Dividends, $.20 per share                         --                (3,851)         --            --              --         (3,851)
                                             -------   -------    --------   --------        -------         -------       --------

BALANCE, June 30, 2001                        19,988    58,368      95,552    (11,806)            --              --        162,102

Net income                          $15,093       --        --      15,093         --             --              --         15,093
Unrealized gains on
derivatives, net of tax                  31       --        --          --         --             --              31             31
                                    -------
Comprehensive income                $15,124
                                    =======
Exercises of stock options,
net of tax benefit of $757                        --        51          --      2,688             --              --          2,739
Dividends, $.20 per share                         --        --      (3,873)        --             --              --         (3,873)
                                             -------   -------    --------   --------        -------         -------       --------

BALANCE, June, 30, 2002                       19,988    58,419     106,772     (9,118)            --              31        176,092

Comprehensive income:
Net income                          $24,100       --        --      24,100         --             --              --         24,100
Derivative transactions,
net of tax                              (31)      --        --          --         --             --             (31)           (31)
                                    -------
Comprehensive income                $24,069
                                    =======
Exercises of stock options,
net of tax benefit of $0                          --      (925)         --      1,156             --              --            231
Restricted stock grants                           --      (163)         --        587           (424)             --
Restricted stock vesting                          --        --          --         --             39              --             39
Dividends, $.20 per share                         --        --      (3,903)        --             --              --         (3,903)
                                             -------   -------    --------  ---------        -------         -------       --------

BALANCE, June 30, 2003                       $19,988   $57,331    $126,969   $(7,375)        $  (385)        $    --       $196,528
                                             =======   =======    ========   ========        =======         =======       ========

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

      The Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) beginning with an October 2002 business acquisition, nontoxic wood composite decking, marine dock and fencing products. Building Products accounted for 92% of consolidated sales in fiscal 2003.

      In fiscal 2003, operating profit from the company's Engineering, Technologies business, which provides proprietary technologies and related engineering services to the natural gas processing industry as Ortloff Engineers, LTD (Ortloff), exceeded 10% of consolidated operating profit. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," this business is required to be presented as a separate segment because it exceeded this quantitative threshold. This business has not historically met the 10% reporting test nor is it typically expected to in the future.

      Other, Technologies consists of the company's other operations. These dissimilar operations are combined, as none individually meet the materiality criteria for separate segment reporting. Other, Technologies includes (1) the operating subsidiaries of Cybershield, Inc. (collectively Cybershield), which apply precise conductive metal coatings to plastic components utilized in electronics enclosures to control the electromagnetic and radio frequency emissions of such devices, and to create circuitry and antennae for digital cellular phones, consumer electronics, and other electronic products; and, (2) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments. A third operation, Elk Technologies, Inc., develops and markets fabrics featuring VersaShield fire retardant coatings designed for use outside of traditional building products applications, including home furnishings and other consumer products. This business has not yet produced significant commercial sales.

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

CASH AND CASH EQUIVALENTS

      Cash equivalents are highly liquid investments purchased with an original maturity of, or which are subject to redemption in, three months or less. Cash equivalents were $5,000,000 at June 30, 2003 and $12,400,000 at June 30, 2002.

CONCENTRATION OF CREDIT RISK

      The majority of the company's sales are in the Building Products segment, which accounted for 92% of consolidated sales in fiscal 2003. Its primary customers are building materials distributors. The ten largest Building Products customers typically account for 40% to 50% of annual consolidated sales. One customer accounted for 17%, 17% and 20% of consolidated sales in fiscal years 2003, 2002 and 2001, respectively. The company performs ongoing credit evaluations and maintains reserves for potential credit losses.

REVENUE RECOGNITION

      Significant revenue recognition policies are as follows:

      - Manufactured Products - Revenue is recognized at the time products are shipped to customers. All risks and rewards of ownership pass to the customer upon shipment. Damaged or defective products may be returned for replacement or credit. In Building Products, sales volume rebates or contractual allowance payments are offered to customers based on their level of sales activity. The effects of returns, discounts and other incentives are estimated and recorded at the time of shipment. Volume rebates and allowances are estimated and recorded as a reduction of sales.

      - Service Revenues - Service revenues and related expenses are immaterial and are not disaggregated in the financial statements. When services are provided, generally by companies in Engineering, Technologies and Other, Technologies, revenue is recognized as services are performed.

      - License Fees - License fees are generally recognized by Engineering, Technologies when (a) a customer contracts for a nonexclusive license to use the inventions covered by company patents; (b) there are no remaining items relating to the license contract that have to be accomplished by the company; and (c) the license fee is nonrefundable. Licenses are granted without term on an individual project basis.

FREIGHT COSTS

      Freight costs for all reporting periods are included in cost of goods sold.

INVENTORIES

      Inventories are stated at the lower of cost (including direct materials, labor, and applicable overhead) or market, using the first-in, first-out (FIFO) method. The cost of raw materials inventories is reduced for volume rebates from suppliers as such rebates are earned. Inventories are comprised of:

                                        (In thousands)
                                           June 30,
                                     --------------------
                                       2003        2002
                                     --------    --------
      Raw Materials                  $  9,353    $  9,484
      Work-In-Process                      94         538
      Finished Goods                   44,647      36,888
                                     --------    --------
                                     $ 54,094    $ 46,910
                                     ========    ========

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
      Office furniture and equipment     5 - 12 years

      During 2003, 2002 and 2001, the company recorded to expense $18,405,000, $17,869,000 and $13,603,000, respectively, in depreciation expense.

      The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal 2003 and 2001, $995,000 and $5,337,000 of interest cost was capitalized, respectively. In 2002, no interest cost was capitalized.

GOODWILL AND OTHER INTANGIBLE ASSETS

      In March 2002, all unamortized goodwill was written off in connection with the consolidation of Cybershield's operations. There is no recorded goodwill at June 30, 2003. Future goodwill and other intangibles with indefinite useful lives, when recorded, will not be amortized but will be tested at least annually for impairment. The effect of the adoption of SFAS 142, "Goodwill and Other Intangible Assets," is immaterial to prior years presented in this report.

PATENTS

      Patents are amortized over their useful lives. Patent amortization expense is immaterial.

LONG-LIVED ASSETS

      Effective July 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets. In fiscal 2002, in accordance with the provisions of SFAS No. 121, the company recorded a $3,360,000 impairment charge for the write-down of long-lived assets at Cybershield's Canton, Georgia manufacturing facility. The impairment charge is included as a component of cost of sales in the accompanying statement of operations.

INCOME TAXES

      Deferred income taxes are provided to reflect temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities using presently enacted tax rates.

SUPPLEMENTAL CASH FLOWS

      Supplemental cash flow amounts were as follows:

                                                         (In thousands)

                                                   Fiscal Year Ended June 30,
                                                 ------------------------------
                                                  2003        2002        2001
                                                  ----        ----        ----
      Interest paid                              $7,256      $5,961      $9,280
      Income taxes paid                          $5,415      $2,805      $3,284

ACCOUNTING FOR STOCK-BASED COMPENSATION

      The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations to measure compensation expense for stock-based compensation plans. Refer to the Noncash Stock Option Compensation footnote for a detailed description of the company's application of APB No. 25. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the fiscal years ended June 30, 2003, 2002 and 2001, respectively, assuming all options granted in 1996 and thereafter were valued using the Black-Scholes model, would have been as follows (in thousands, except per share amounts):

                                                                  Fiscal Year Ended
                                                                       June 30,
                                                      ------------------------------------------
                                                         2003            2002            2001
                                                      ----------      ----------      ----------
      Net income:

      As reported                                     $   24,100      $   15,093      $    8,762

      Add: Stock-based employee compensation
      expense included in reported net income,
      net of related tax effects
                                                          (3,496)          3,922              --

      Deduct: Total stock-based compensation
      expense determined under fair value based
      method for all awards granted since
      January 1, 1996, net of related tax effects         (2,273)         (3,975)         (2,111)
                                                      ----------      ----------      ----------
      Pro forma                                       $   18,331      $   15,040      $    6,651
                                                      ==========      ==========      ==========

      Earnings per common share:

         Basic - as reported                          $     1.24      $      .78      $      .45

         Basic - pro forma                            $      .94      $      .78      $      .34

         Diluted - as reported                        $     1.23      $      .77      $      .45

         Diluted - pro forma                          $      .94      $      .77      $      .34

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2003, 2002 and 2001: dividend yields of 0.9%, 1.0% and 1.1%; risk-free interest rates of 5.1%, 5.1% and 6.2%; expected market price volatility of .489, .420 and .432; and expected lives of options of 9.0 years. Based on this model, the weighted-average fair value of stock options granted in fiscal 2003, 2002 and 2001 was $15.52, $11.94 and $10.42, respectively, per share.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

      The company is required to purchase natural gas for use in its manufacturing facilities. This purchase exposes the company to the risk of higher natural gas prices. In November 2001, the company adopted an Energy Risk Management Policy, and an Energy Committee was appointed to develop strategies to manage the company's risks of adverse changes in the energy markets. The company entered into hedge transactions to set the price relating to approximately 50% of its anticipated use of natural gas not subject to fixed rate contracts through October 2002. For this cash flow hedge, the fair value of the derivative was recorded on the balance sheet. The effective portion of the changes in the fair value of this derivative was recorded in other comprehensive income and reclassified to cost of sales in the period in which earnings were impacted by the hedged items. At June 30, 2002, Accumulated Other Comprehensive Income was made up of $50,000 ($31,000 net of tax) relating to the cash flow hedge of natural gas usage. At expiration, this hedge was not renewed. There are no hedge commitments on natural gas at June 30, 2003. However, it is anticipated that hedging strategies will likely be utilized in the future.

      The Board of Directors and company management determined that prudent interest rate strategy is to maintain a debt mix that is balanced between fixed rate debt and variable rate debt. In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of debt through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. However, since the interest rate swap is 100% effective, as defined, there is no net effect on the company's results of operations from marking the interest rate swap to market.

      The company is exposed to credit loss in the event of nonperformance by counterparties on derivative instruments. Although nonperformance is possible, the company does not anticipate nonperformance on the interest rate swap, as this contract is, in management's opinion, with a creditworthy counterparty.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the company's cash, cash equivalents, trade receivables, accounts payable, long-term debt and derivative instruments approximate fair value.

ACCRUALS FOR LOSS CONTINGENCIES

      Contingencies, or uncertainties, by their nature, require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of loss. Accruals are established for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be estimated reasonably. Accrual balances are reviewed and adjusted periodically based on management's judgment of changes in specific facts and circumstances for each loss accrual. Key loss accruals for the company include product warranties, litigation, environmental exposures and self-insurance reserves.

NEW ACCOUNTING STANDARDS

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

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. In August 2003, the company relocated its corporate office to new leased space. In accordance with SFAS No. 146, total unexpired lease costs of $653,000 on its previous leased space will be recorded to expense through March 2004.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the guarantor's noncontingent obligations associated with such guarantee. The disclosure requirements of this interpretation are already effective and disclosed in the Product Warranties and Acquisition footnotes. The initial recognition and measurement provisions are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The company does not expect the adoption of the recognition and measurement provisions of FIN 45 to have a material effect on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

                                                                                  (In thousands, except per share data)

                                                                                       Fiscal Year Ended June 30,
                                                                                    --------------------------------
                                                                                      2003        2002        2001
                                                                                    --------    --------    --------
      Net income                                                                    $ 24,100    $ 15,093    $  8,762
                                                                                    ========    ========    ========

      Denominator for basic earnings per share-weighted average shares
      outstanding                                                                     19,481      19,311      19,322

      Effect of dilutive securities:
        Restricted shares and employee stock options                                     119         346         171
                                                                                    --------    --------    --------

      Denominator for dilutive earnings per share - adjusted weighted average shares and assumed issuance of shares purchased under the incentive stock option plan and vesting of restricted shares using the treasury stock
      method                                                                          19,600      19,657      19,493
                                                                                    ========    ========    ========

      Basic earnings per share                                                      $   1.24    $    .78    $    .45
                                                                                    ========    ========    ========

      Diluted earnings per share                                                    $   1.23    $    .77    $    .45
                                                                                    ========    ========    ========

LONG-TERM DEBT

                                                     (In thousands)
                                                  June 30,      June 30,
                                                    2003          2002
                                                 ----------    ----------
            Senior Notes                         $  145,000    $  120,000
            Fair value of interest rate swap          7,526          (282)
            Revolving Credit Facility                    --            --
                                                 ----------    ----------
                                                 $  152,526    $  119,718
                                                 ==========    ==========

      In June 2002, the company issued $120,000,000 of Senior Notes (Notes) and in March 2003, issued an incremental $25,000,000 in Notes. Of the Notes, $25,000,000 mature in fiscal 2008 and carry a coupon rate of 4.69%, $60,000,000 mature in fiscal 2009 and carry a coupon rate of 6.99%, and $60,000,000 mature in fiscal 2012 and carry a coupon rate of 7.49%. Interest is payable semiannually on June 15 and December 15 of each year for $120,000,000 of Notes and on July 15 and January 15 of each year for $25,000,000 of Notes. In conjunction with the sale of the Notes in

June 2002, the company reduced its Revolving Credit Facility (Facility) to $100,000,000 of primary credit, including up to a maximum of $10,000,000 in letters of credit through November 30, 2005. No borrowings were outstanding on the Facility at June 30, 2003, although letters of credit totaling $2,597,000 were outstanding.

      Borrowings under the Facility bear interest at (1) the lender's prime rate, or (2) at the company's option, a Eurodollar rate, in each case plus specified basis points based on the company's leverage ratio, as defined, at each quarter end. The Facility also provides for a commitment fee on the average unused portion of the line and for fees payable in the face amount of letters of credit issued under the Facility. The commitment fee and letter of credit fees are also determined by the company's leverage ratio.

      In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At June 30, 2003, the fair value of the derivative was $7,526,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable.

      Both the Notes and the Facility require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contains a minimum interest coverage ratio, also based on defined terms. At June 30, 2003, the company was in compliance with all requirements. Dividend payments and stock repurchases are also limited to certain specified levels by the Facility agreement.

      The company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

SHAREHOLDERS' EQUITY

      Authorized common stock, par value $1.00, is 100,000,000 shares, of which 19,988,078 shares were issued at June 30, 2003. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.

SHAREHOLDER RIGHTS PLAN

      On May 26, 1998, the company's Board of Directors adopted a new Shareholder Rights Plan which took effect when the existing rights plan expired on July 8, 1998. Under the new plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of the company held by the shareholders of record as of the close of business on July 8, 1998. Until the occurrence of certain events, the rights are represented by and trade in tandem with common stock. Each right will separate and entitle shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Related Person), other than certain bona fide institutional investors to whom a 20% threshold applies, acquire beneficial ownership of 15% or more of the company's common stock all rights not held by the Related Person become rights to purchase one one-hundredth of a share of preferred stock for $110 or $110 of ElkCorp common stock at a 50% discount. If after such an event the company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip over" right to buy discounted stock in the surviving entity.

      Under certain circumstances, the rights are redeemable at a price of $0.01 per right. Further, upon defined stock accumulation events, the Board of Directors has the option to exchange one share of common stock per right. The rights will expire by their terms on July 8, 2008.

ACQUISITION

      On October 16, 2002, a newly formed, wholly owned subsidiary of the company purchased substantially all of the assets of Advanced Composites Technologies, L.L.C. (ACT), a start-up stage manufacturer of advanced composite building products. The total purchase price was $2,224,000, plus contingent future earn-out payments based upon the profitability above certain thresholds of the newly formed subsidiary. For five years, the contingent earn-out amount is unlimited in amount and is calculated using a defined formula. The company is currently unable to estimate an amount for maximum potential payment in the first five years. If in the first five years, the total contingent earn-out payments are less than $12,725,000, the obligation continues indefinitely, based on the defined formula, limited however, so that total contingent payments cannot exceed this amount. If in the first five years the total earn-out payments exceed $12,725,000, then the payment obligation terminates at the end of such five year period and no further payments are due. Existing cash resources were used to fund the acquisition. Assets acquired included $180,000 in trade receivables, $228,000 in inventory, $79,000 in other current assets, $1,123,000 in property and equipment and $614,000 in patents and other intangibles. The operating results attributable to the acquired assets have been included in the company's consolidated financial statements since the date of acquisition. ACT's sales were not significant in its most recent fiscal year prior to acquisition. The company has not made any earn-out payments to date.

PRODUCT WARRANTIES

      The company provides its customers with limited warranties on certain products. Limited warranties relating to products sold by the Building Products segment generally range from 20 to 50 years. Warranties relating to the Engineering, Technologies and Other, Technologies companies are not significant to their operations. Warranty reserves are established based on known or probable claims, together with historical experience factors. During 2003, 2002 and 2001, the company recorded to expense $2,853,000, $2,769,000 and $1,680,000, respectively, in warranty claim settlements and reserves. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the company's warranty liability during the current year period were as follows:

                                                        (in thousands)
                                                  --------------------------
                                                  Fiscal Year Ended June 30,
                                                  --------------------------
                                                    2003              2002
                                                  --------          --------
           Balance at beginning of year           $  2,395          $  1,722
           Amounts charged to expense                2,853             2,769
           Warranty settlements                     (2,573)           (2,096)
                                                  --------          --------
           Balance at end of year                 $  2,675          $  2,395
                                                  ========          ========

RESTRICTED STOCK AND STOCK OPTIONS

      In October 2002, shareholders approved the 2002 ElkCorp Equity Incentive Compensation Plan (Equity Incentive Compensation Plan), which provides for grants of restricted stock to employees of the company. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow. Restricted shares generally vest 20% per year over a five year restriction period. In fiscal 2003, 25,535 restricted shares were granted at market prices ranging from $15.45 to $20.40. At grant date, the value of restricted stock is reflected as unearned compensation in shareholders' equity and is being amortized over the applicable restriction period. In fiscal 2003, compensation expense of $39,000 was recognized relating to restricted stock awards.

      The company's Equity Incentive Compensation Plan also provides for the granting of incentive and nonqualified stock options to directors, officers and key employees of the company for purchase of the company's common stock. Stock options are generally granted for a ten-year term. Options granted to officers and key employees generally vest ratably over five years. Options granted to directors vest at grant date.

      Information relating to options is as follows:

                                                                           Weighted
                                      Number         Option Price       Average Option
                                     of Shares      Range per Share     Price per Share
                                     ---------      ---------------     ---------------
Outstanding at June 30, 2000         1,241,448      $5.39  -  $34.25        $18.05
  Granted                              538,500     $11.31  -  $19.94        $19.09
  Cancelled                            (50,479)     $7.56  -  $28.04        $17.59
  Exercised                            (58,935)     $5.39  -  $14.67        $ 8.49
                                     ---------
Outstanding at June 30, 2001         1,670,534      $7.56  -  $34.25        $18.74
  Granted                              357,260     $17.20  -  $26.04        $20.20
  Cancelled                            (48,137)     $8.44  -  $28.04        $21.45
  Exercised                           (278,011)     $8.33  -  $19.94        $11.47
                                     ---------
Outstanding at June 30, 2002         1,701,646      $7.56  -  $34.25        $20.16
  Granted                              362,450     $15.45  -  $27.93        $27.16
  Cancelled                           (41,605)     $19.94  -  $27.93        $21.22
  Exercised                           (23,480)      $8.44  -  $20.07        $ 9.75
                                     ---------
Outstanding at June 30, 2003         1,999,011      $7.56  -  $34.25        $21.51
                                     =========

      The following table summarizes information about options outstanding at June 30, 2003:

                                 Options Outstanding                  Options Exercisable
                   ----------------------------------------------------------------------------
                                       Weighted-Average
                                  ----------------------------                      Weighted
   Range of           Number         Remaining        Exercise      Number          Average
Exercise Prices    Outstanding    Contractual Life     Price      Exercisable    Exercise Price
---------------    -----------    ----------------    --------    -----------    --------------
 $7.56 - $14.99      288,380         3.73 yrs.         $11.53       241,128       $11.01
$15.00 - $22.50      940,396         7.30 yrs.         $19.38       514,905       $19.28
$22.51 - $34.25      770,235         7.44 yrs.         $27.85       344,782       $27.66

      At June 30, 2003, 2002 and 2001, options for 1,100,815, 864,554, and
508,857 shares were exercisable, respectively. A total of 1,463,803, 665,006, and 974,129 shares were reserved for future grants of stock options and restricted stock at June 30, 2003, 2002 and 2001, respectively.

EMPLOYEE BENEFIT PLANS

      The company's Employee Stock Ownership Plan (ESOP) became effective January 1, 1981. Under the plan, the company may contribute a percentage of each participant's annual compensation into a trust, either as treasury stock contributions or cash, which is then used to purchase ElkCorp common stock. Employees vest 20% after one year of employment and 20% per year thereafter, with the stock distributed at retirement, death, disability, or as authorized by the Plan Administrative Committee. Effective January 1, 1990, the company established an Employee Savings Plan under Internal Revenue Code section 401(k). Under the 401(k) Plan, the company may contribute a percentage of each participant's annual compensation into the 401(k) Plan to be invested among various defined alternatives at the participants' direction. Investment alternatives under the 401(k) Plan do not include ElkCorp common stock. Vesting of company contributions is in accordance with the same schedule as that of the ESOP. All full-time employees, except those covered by plans established through collective bargaining, are eligible for participation in the above plans after meeting minimum service requirements.

      Since 1998, the Board of Directors annually has authorized total contributions of 5.0%, including forfeitures, of each participant's annual compensation, as defined, split equally between the ESOP and 401(k) Plans. In addition, the company contributes an additional $.50 for every $1.00 of employee contributions into the 401(k) Plan limited to a maximum matching company contribution of 2% of an employee's compensation. Total contributions charged to expense for these plans were $3,769,000, $3,140,000 and $2,558,000, in 2003,
2002 and 2001, respectively.

      Under the company's Stock/Loan Plan, which became effective July 1, 1975, approximately 200 employees have been granted loans, based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the company's common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 2003 and 2002 totaling $2,035,000 and $1,105,000, respectively, are included in other assets. In compliance with certain provisions of the Sarbanes - Oxley Act of 2002, no loans were granted to executive officers of ElkCorp in fiscal 2003. In lieu of stock loans, 25,535 shares of restricted stock were granted to executive officers.

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

      The company's 1998 Incentive Stock Option Plan (the 1998 Plan) contained a cashless relinquishment provision that permitted an optionee to relinquish vested options to the company in exchange for common shares having a current market value equal to the net exercised market value of the relinquished options. Under APB No. 25, the aforementioned cashless relinquishment feature can cause options issued under the 1998 Plan to be considered stock appreciation rights (SAR's) in substance, if not in form, unless past experience and economic incentives indicate that optionees are more likely to exercise, rather than relinquish, the options. Under APB No. 25, SAR's are accounted for using "variable" accounting whereby income is charged (or credited) during each accounting period to reflect any excess of the market value of shares underlying vested SAR's, over the exercise price of vested SAR's.

      It was never the company's intention to issue SAR's under the 1998 Plan. Prior to March 2002, no optionee ever utilized the cashless relinquishment alternative, and a total of only three optionees, none being executive officers of the company, utilized this exercise alternative for a nominal number of shares. The company believed that its prior use of "fixed" accounting for options outstanding under the 1998 Plan was appropriate. However, in fiscal 2002 the company determined that options granted under the 1998 Plan should have been accounted for using "variable" option accounting. Noncash stock compensation expense of $6,034,000 ($3,922,000 net of tax, or $.20 per diluted share) was recorded in fiscal 2002. The impact of variable accounting on each year prior to fiscal 2002 was not material.

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

COMMITMENTS AND CONTINGENCIES

      The company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2017. Total rental expense was $3,746,000 in 2003, $2,912,000 in 2002, and $2,436,000
in 2001. At June 30, 2003, future minimum rental commitments under noncancellable operating leases, payable over the remaining lives of the leases, are:

                                          (In thousands)
                                          Minimum Rental
            Fiscal Year                    Commitments
            -----------                    -----------
                2004                            $1,866
                2005                             1,547
                2006                             1,113
                2007                             1,016
                2008                               948
             Thereafter                          8,032
                                           -----------
               Total                           $14,522
                                           ===========

      In conjunction with the construction of a new shingle plant at Tuscaloosa, Alabama, the company has commitments for purchase orders and construction contracts totaling $25,011,000 at June 30, 2003.

      The company and its subsidiaries are involved in various legal actions and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

      Chromium has engaged in limited remediation activities at its former plating operation in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality
(TCEQ) reviews the voluntary cleanup plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

      Under the VCP, Chromium submitted a testing program, which the TCEQ has approved, for a supplemental groundwater and soil assessment at the facility. This program was designed to, among other things, further define the cleanup requirements at the site. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Preliminary results from recent groundwater and soil assessments indicate that there has been no environmental impairment beyond company property boundaries or to any groundwater. However, until Chromium has the final results from its supplemental assessment and TCEQ approval of a cleanup plan, the range of costs to remediate the site are not determinable, nor can the company determine at this point in time if it is reasonably possible that it will incur material additional costs at the site. If a remediation plan similar to a plan successfully used at another Chromium plant is approved by TCEQ, remediation costs will be immaterial to the company's consolidated results of operations, financial position and liquidity. However, other potential scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company. By December 31, 2003 management currently believes that a range of exposure may be determinable. Therefore, the company currently believes sufficient information for establishing a reserve for this environmental exposure in accordance with SFAS No. 5, "Accounting for Contingencies," may be available by December 31, 2003, and further anticipates that it may be in a position at that time to determine if it is reasonably possible that the company will incur material additional costs with regard to this site.

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

SETTLEMENT WITH VENDOR

      In fiscal 2002, the company reached a cash settlement relating to a dispute with a vendor and the company recorded $5,625,000 of nonrecurring income. The cash settlement primarily represented a reimbursement of costs previously recorded to expense as selling, general and administrative costs. This cash settlement was recorded as a reduction of selling, general and administrative costs in fiscal 2002.

PLANT CLOSURE COSTS

      In fiscal 2002, the company's Cybershield subsidiary consolidated its operations. Accordingly, the Georgia facility was closed, and certain employees and manufacturing equipment transferred to Cybershield's Texas facility. In fiscal 2002, the company recorded a charge of $5,273,000, including noncash costs of $3,600,000 (primarily related to the impairment of property, plant and equipment and goodwill, and an inventory write-down) and other costs of $1,673,000 (primarily related to severance, relocation costs and the settlement of a dispute with a customer concerning certain inventory produced at the Georgia facility for that customer). The charge is included as a component of cost of sales in fiscal 2002. Remaining assets, all of which are held for sale, include $4,000,000 of land and buildings and $1,411,000 of idle equipment. These amounts are included in other assets.

      In fiscal 2000, all operations of Chromium Corporation's reciprocating engine components business at the Lufkin, Texas facility were transferred to the Cleveland, Ohio plant. Costs to relocate equipment and other consolidation items of approximately $750,000 were incurred and recorded to cost of sales in fiscal 2001.

ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                        (In thousands)
                                                           June 30,
                                                    ----------------------
                                                      2003          2002
                                                    --------      --------
          Product warranty reserves                 $  2,675      $  2,395
          Self-insurance reserves                      1,488         1,061
          Compensation and employee benefits           5,481         8,585
          Noncash stock option compensation              656         5,896
          All other                                    9,268         6,718
                                                    --------      --------
                                                    $ 19,568      $ 24,655
                                                    ========      ========

INCOME TAXES

      The company's effective tax rate was 37.8% in 2003, 39.0% in 2002, and 37.3% in 2001. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:

                                                   2003        2002        2001
                                                 --------    --------    --------
Federal statutory tax rate                          35.0%       35.0%       35.0%
Change in tax rate resulting from:
  State income taxes, net of federal tax effect      2.4%        3.2%        1.0%
  Miscellaneous items                                 .4%         .8%        1.3%
                                                 --------    --------    --------
                                                    37.8%       39.0%       37.3%
                                                 ========    ========    ========

Components of the income tax provisions consist of the following:

                                                         (In thousands)
                                                  2003        2002      2001
                                                --------    --------    --------
Federal:
  Current                                       $  7,319    $  3,661    $    568
  Deferred, net                                    6,382       5,183       4,374
State                                                914         800         259
                                                --------    --------    --------
                                                $ 14,615    $  9,644    $  5,201
                                                ========    ========    ========

The significant components of the company's deferred tax assets and liabilities are summarized below:

                                                               (In thousands)
                                                        2003        2002      2001
                                                      --------    --------    --------
Deferred tax assets:
    Accrued liabilities, difference in
      expense recognition                             $  2,648    $  4,249    $  1,683
    Receivables, bad debt reserve                          360         257         345
    Inventories, difference in capitalization            1,179         979       1,346
    Alternative minimum taxes paid                          --          --         530
    Nonqualified deferred compensation plan                525         262          73
    Asset impairment                                       861       1,115          --
    Other                                                   71          --          --
                                                      --------    --------    --------
                                                         5,644       6,862       3,977
                                                      --------    --------    --------

Deferred tax liabilities:
    Fixed assets, primarily depreciation method
      differences and deferred testing costs           (38,412)    (34,660)    (26,612)
     Deferred license fees                              (2,122)         --          --
     Other                                                  --         (20)         --
                                                      --------    --------    --------
                                                       (40,534)    (34,680)    (26,612)
                                                      --------    --------    --------

Net deferred tax liability                            $(34,890)   $(27,818)   $(22,635)
                                                      ========    ========    ========

      In August 2003, the Internal Revenue Service (IRS) completed audits of the company's consolidated tax returns through fiscal 2001. A notice of proposed adjustment disallowing the timing of certain deductions for tax years 1998 through 2001 was rendered in connection with these audits. If the entire proposed adjustment were upheld, $2,900,000 of income tax receivable would be converted to approximately $3,700,000 of income tax payable and noncurrent deferred income taxes would be reduced by approximately $6,600,000. The proposed adjustment would have no impact on net income or earnings per share. The company does not agree with the IRS proposed adjustments and believes its tax positions are supportable and consistent with the applicable provisions of the Internal Revenue Code. The company currently intends to appeal the IRS proposed adjustments. Accordingly, the company has not made any reclassification of deferred income taxes to taxes currently payable resulting from the IRS proposed adjustments.

FINANCIAL INFORMATION BY COMPANY SEGMENTS

      Segment information for fiscal 2002 and 2001 has been restated to conform to the fiscal 2003 presentations.

                                                            (In thousands)
                                               2003              2002              2001
                                             ---------         ---------         ---------
SALES
Building Products                            $ 467,002         $ 459,673         $ 335,971
Engineering, Technologies                       10,693             6,829             2,203
Other, Technologies                             28,451            40,024            40,886
Corporate                                           --                --                96
                                             ---------         ---------         ---------
                                             $ 506,146         $ 506,526         $ 379,156
                                             =========         =========         =========
INCOME FROM OPERATIONS
Building Products                            $  45,901         $  53,325         $  25,539
Engineering, Technologies                        5,773             3,129              (533)
Other, Technologies                             (1,593)           (7,483)            1,190
Corporate                                       (5,389)          (18,147)           (8,842)
                                             ---------         ---------         ---------
                                                44,692            30,824            17,354
Other income                                       207               105               103
Interest expense                                (6,184)           (6,192)           (3,494)
                                             ---------         ---------         ---------
Income before income taxes                   $  38,715         $  24,737         $  13,963
                                             =========         =========         =========
IDENTIFIABLE ASSETS
Building Products                            $ 376,110         $ 314,668         $ 297,727
Engineering, Technologies                       11,317             2,612               586
Other, Technologies                             26,825            31,560            40,522
Corporate                                       27,885            32,588            21,213
                                             ---------         ---------         ---------
                                             $ 442,137         $ 381,428         $ 360,048
                                             =========         =========         =========
DEPRECIATION AND AMORTIZATION
Building Products                            $  13,738         $  13,239         $   8,991
Engineering, Technologies                           72                76                50
Other, Technologies, including $3,360
  impairment in 2002                             1,836             5,314             1,981
Corporate                                        2,825             2,702             2,675
                                             ---------         ---------         ---------
                                             $  18,471         $  21,331         $  13,697
                                             =========         =========         =========
CAPITAL EXPENDITURES
Building Products                            $  47,528         $   9,161         $  33,385
Engineering, Technologies                           48                10                32
Other, Technologies                                390             1,816             4,856
Corporate                                        1,412               391               270
                                             ---------         ---------         ---------
                                             $  49,378         $  11,378         $  38,543
                                             =========         =========         =========

PRODUCT SALES

      The following table summarizes sales by product category, excluding intercompany sales:

                                                             (In thousands)
                                                  2003            2002            2001
                                                --------        --------        --------
Premium roofing                                 $435,036        $415,659        $309,721
Performance nonwoven fabrics                      30,726          44,014          26,250
Composite building products                        1,240              --              --
Technology licensing and consulting fees          10,693           6,829           2,203
Conductive metal coatings                         21,019          31,195          29,528
Hard chrome and other surface finishes             7,417           8,829          11,358
Other                                                 15              --              96
                                                --------        --------        --------
                                                $506,146        $506,526        $379,156
                                                ========        ========        ========

QUARTERLY SUMMARY OF OPERATIONS

(Unaudited, $ in thousands, except per share amounts)

                              First Quarter        Second Quarter         Third Quarter            Fourth Quarter
                           -------------------   -------------------   -------------------      -------------------
                             2003       2002       2003       2002       2003       2002          2003       2002
                           --------   --------   --------   --------   --------   --------      --------   --------
Sales                      $120,082   $143,219   $109,063   $113,128   $129,772   $119,175      $147,229   $131,004
Gross Profit                 24,654     26,715     19,932     23,021     24,222     19,330(1)     30,759     27,183(1)
Net Income                    8,996      4,900      2,816      1,263      4,462      5,127(2)      7,826      3,803
Net Income per Share:
  Basic                         .46        .25        .14        .07        .23        .26           .40        .20
  Diluted                       .46        .25        .14        .07        .23        .26           .40        .19

      (1) In the third quarter and fourth quarter of fiscal 2002, gross profit was reduced by $4,851 ($2,959 net of tax) and $422 ($257 net of tax), respectively, for plant closure costs and related items pertaining to closing Cybershield's Canton, Georgia facility.

      (2) Net income in the third quarter of fiscal 2002 included $5,625 ($3,431 net of tax) relating to a favorable cash settlement with a vendor.

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of ElkCorp:

Our audits of the consolidated financial statements referred to in our report dated August 13, 2003 appearing in the 2003 Annual Report on Form 10-K of ElkCorp also included an audit of the financial statement schedule information for the years ended June 30, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of ElkCorp for the year ended June 30, 2001 was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated August 13, 2001.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Dallas, Texas
August 13, 2003

                          INDEPENDENT AUDITORS' REPORT
                            ON SUPPLEMENTAL SCHEDULE
                             DATED JUNE 30, 2001(1)

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

      /s/ Arthur Andersen LLP
      -----------------------
      Arthur Andersen LLP

      Dallas, Texas
      August 13, 2001

(1) The company has not been able to obtain, after reasonable efforts, the reissued report of Authur Andersen LLP related to the 2001 financial statement schedule. Therefore, a copy of their previously issued report is included. See Item 9 and Exhibit 23.2 for further information.

                            ELKCORP AND SUBSIDIARIES
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001

                             (Dollars in thousands)

    Column A                        Column B              Column C               Column D      Column E
    --------                        --------       ----------------------        --------      --------
                                                         Additions             Deductions
                                                   ----------------------      ----------
                                                   Charged                    For Purposes
                                   Balance at      to Costs                     For Which     Balance at
                                  Beginning of       and                      Reserves Were     End of
         Description                 Period        Expenses        Other         Created        Period
         -----------                 ------        -------        -------        -------        ------
Year Ended June 30, 2003

CONSOLIDATED:
Allowance for
doubtful accounts                    $  734        $   349           $---        $   (54)       $1,029
                                     ======        =======        =======        =======        ======
Allowance for
inventory
obsolescence                         $  492        $   217           $---        $  (408)       $  301
                                     ======        =======        =======        =======        ======
Year Ended June 30, 2002

CONSOLIDATED:
Allowance for
doubtful accounts                    $  985        $   439           $---        $  (690)       $  734
                                     ======        =======        =======        =======        ======
Allowance for
inventory
obsolescence                         $  126        $   366           $---        $    --        $  492
                                     ======        =======        =======        =======        ======
Year Ended June 30, 2001

CONSOLIDATED:
Allowance for
doubtful accounts                    $  963        $   200           $---        $  (178)       $  985
                                     ======        =======        =======        =======        ======
Allowance for
inventory
obsolescence                         $  126        $    --           $---        $    --        $  126
                                     ======        =======        =======        =======        ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The company determined, for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Arthur Andersen LLP (Andersen) and to engage the services of PricewaterhouseCoopers LLP (PwC) as its new independent auditors. The change in auditors was approved by the audit committee of the Board of Directors and the Board of Directors of the company and was effective as of May 2, 2002. As a result, PwC audited the consolidated financial statements of the company and its subsidiaries for the fiscal years ended June 30, 2002 and 2003.

      Andersen's report on the company's consolidated financial statements for the fiscal year ended June 30, 2001, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended June 30, 2001, and through May 2, 2002 (the Relevant Period), (1) there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement(s) in connection with the company's consolidated financial statements for such years; and (2) there were no reportable events as described in Item 304(a)(1)(v) (Reportable Events) of the Commission's Regulation S-K. The company provided a copy of the foregoing statements to Andersen.

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

      The company has been unable to obtain, after reasonable efforts, Arthur Andersen's written consent to the company's incorporation by reference into its registration statements of Arthur Andersen's audit report with respect to the company's financial statements as of June 30, 2001 and for the year then ended. Under these circumstances, Rule 437a under the Securities Act of 1933 permits the company to file this Form 10-K without a written consent from Arthur Andersen. As a result, however, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act for any purchases of securities under the company's registration statements made on or after the date of this Form 10-K. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including the company's officers and directors, may still rely on Arthur Andersen's original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

ITEM 9A. CONTROLS AND PROCEDURES

      a)    Evaluation of Disclosure Controls and Procedures

            The company completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures are effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in the company's periodic SEC filings.

      b)    Changes in Internal Controls

            There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information concerning the Directors of the company required by this item is incorporated herein by reference to the material under the caption "Election of Directors" on pages 7 and 8 of the company's Proxy Statement dated September 19, 2003 (Proxy Statement). Information concerning compliance with Section 16(a) of the Securities and Exchange Act is incorporated herein by reference to the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 of the Proxy Statement. Information concerning the Executive Officers of the company is contained in Item 1 of this report in Item 4A, under the caption "Executive Officers of the Company" on pages 11 and 12 of this Annual Report on Form 10-K. Information concerning the company's code of ethics is incorporated herein by reference to the material under the caption "Code of Financial Ethics" on page 20 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" on pages 11 through 20 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the information under the caption "ElkCorp Stock Ownership" and "Equity Compensation Plan Information" on pages 3 through 4 and page 19, respectively, of the Proxy Statement. The company is aware of no material change in the beneficial ownership of any officer, director or beneficial owner of five percent or more of any class of its voting stock since the date such information was provided for the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated herein by reference to the material under the captions "Compensation Committee Interlocks and Insider Participation" and "Stock/Loan Balances" on pages 5 through 6 and on page 17 of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated herein by reference to the information under the caption "Audit Fees" on page 10 of the Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)   1.Financial Statements

      The following financial statements of the company are set forth in Item 8 of this Annual Report on Form 10-K:

Report of Independent Auditors
Independent Auditors' Report
Consolidated Balance Sheets at June 30, 2003, and 2002
Consolidated Statements of Operations for the years ended
 June 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended
 June 30, 2003, 2002, and 2001
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2003, 2002, and 2001
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements

      2.Financial Statement Schedules

Report of Independent Auditors
Independent Auditors' Report
Schedule II - Consolidated Valuation and Qualifying Accounts

      All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

      3.Executive Compensation Plans and Arrangements

      The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this report:

      1. Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 hereto and incorporated by reference to
            Exhibit 10.2 in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

      2.    2002 ElkCorp Equity Incentive Compensation Plan filed as Exhibit
            10.3 hereto and incorporated by reference to Appendix A in the Registrant's Proxy Statement dated September 20, 2002 (File 1-5341).

      3. Deferred Compensation Plan filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit 10.4 in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

B.    Reports on Form 8-K

      The company filed two Forms 8-K in the fourth quarter of fiscal 2003 as follows: On April 22, 2003, the company filed a Form 8-K relating to a press release containing "forward-looking statements" about its prospects for the future and certain other information concerning the company's disclosures under Regulation F-D. On May 19, 2003, the company filed a Form 8-K regarding adjusting previously reported revenue and earnings for reporting periods ended March 31, 2003.

C.    Exhibits

            **3.1 The Restated Certificate of Incorporation of the company, filed as Exhibit 3.1 to the company's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

            **3.11 Certificate of Amendment to Certificate of Incorporation dated December 2, 1998 (file No. 1-531).

             *3.2   Bylaws of the company, as amended, filed herewith.

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

            **4.12 Credit Agreement dated as of November 30, 2000 among the company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Bank of America Securties LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

            **4.13 First Amendment to Credit Agreement dated as of March 31, 2001 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.13 in the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

            **4.14 Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior Notes as filed as Exhibit 4.14 in the company's Form 8-K dated June 10, 2002 (File No. 1-5341).

            **4.15 Note Purchase Agreement dated as of March 1, 2003 for the sale of $25,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.15 to the company's current Report on Form 8-K dated March 18, 2003 (File No. 1-5341).

            **4.16 Second Amendment to Credit Agreement dated as of June 5, 2002 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.16 in to the company's Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

            **4.17 Third Amendment to Credit Agreement dated as of February 20, 2003 among the company, Bank One, N.A., as Documentation Agent, Wachovia Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit
                    4.17 in the company's Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

            **4.18 Fourth Amendment to Credit Agreement dated as of March 7, 2003 among the company, Bank One, N.A., as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.18 in the company's Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

            **10.1 Form of Executive Agreement filed as Exhibit 10.1 in the company's Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

            **10.2 Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 in the company's Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

            **10.3 2002 ElkCorp Equity Incentive Compensation Plan filed as Appendix A in the company's Proxy Statement dated September 20, 2002 (File 1-5341).

            **10.4 Deferred Compensation Plan filed as Exhibit 10.4 in the company's Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

            * 21    Subsidiaries of the Company.

            * 23.1  Consent of Independent Accountants.

            * 23.2  Information Concerning Consent of Arthur Andersen LLP

            * 31.1  Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            * 31.2  Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            * 32.1 Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            * 32.2 Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
            *       Filed herewith.

            **      Incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ElkCorp


Date September 26, 2003                 By /s/ Harold R. Beattie, Jr.
                                           --------------------------
                                               Harold R. Beattie, Jr.
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Treasurer


                                        By /s/ Leonard R. Harral
                                           --------------------------
                                               Leonard R. Harral
                                               Vice President and Chief
                                               Accounting Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below in multiple counterparts by the following persons on behalf of the company and in the capacities and on the date indicated.

       Signature                            Title                                      Date
       ---------                            -----                                      ----
/s/ Thomas D. Karol               Chairman of the Board,                        September 26, 2003
--------------------------        Chief Executive Officer
    Thomas D. Karol               and Director

/s/ Richard A. Nowak              President, Chief Operating                    September 26, 2003
--------------------------        Officer and Director
    Richard A. Nowak

/s/ Harold R. Beattie, Jr.        Senior Vice President,                        September 26, 2003
--------------------------        Chief Financial Officer
    Harold R. Beattie, Jr.        and Treasurer

/s/ Leonard R. Harral             Vice President and                            September 26, 2003
--------------------------        Chief Accounting Officer
    Leonard R. Harral

/s/ James E. Hall                 Director                                      September 26, 2003
--------------------------
    James E. Hall

/s/ Dale V. Kesler                Director                                      September 26, 2003
--------------------------
    Dale V. Kesler

/s/ Michael L. McMahan            Director                                      September 26, 2003
--------------------------
    Michael L. McMahan

/s/ David W. Quinn                Director                                      September 26, 2003
--------------------------
    David W. Quinn

/s/ Harold K. Work                Director                                      September 26, 2003
--------------------------
    Harold K. Work

                               INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                          DESCRIPTION
           -------  -----------------------------------------------------------
            **3.1   The Restated Certificate of Incorporation of the company,
                    filed as Exhibit 3.1 to the company's Annual Report on Form
                    10-K for the year ended June 30, 1994 (File No. 1-5341).

            **3.11 Certificate of Amendment to Certificate of Incorporation dated December 2, 1998 (file No. 1-531).

             *3.2   Bylaws of the company, as amended, filed herewith.

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

            **4.12 Credit Agreement dated as of November 30, 2000 among the company, Bank of America, N.A., as Administrative Agent,
                    Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as
                    Documentation Agent, First Union National Bank, as
                    Syndication Agent, The Other Lenders Party Hereto, and Bank of America Securties LLC, as Sole Lead Arranger and Sole
                    Book Manager, filed as Exhibit 4.12 in the company's
                    Quarterly Report on Form 10-Q for the quarter ended December
                    31, 2000 (File No. 1-5341).

            **4.13  First Amendment to Credit Agreement dated as of March 31,
                    2001 among the company, Bank One, N.A., as Documentation
                    Agent, First Union National Bank, as Syndication Agent, and
                    Bank of America, N.A., as Administrative Agent, Swing Line
                    Lender and L/C Issuer, filed as Exhibit 4.13 in the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

            **4.14 Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior
                    Notes as filed as Exhibit 4.14 in the company's Form 8-K dated June 10, 2002 (File No. 1-5341).

            **4.15 Note Purchase Agreement dated as of March 1, 2003 for the sale of $25,000,000 Aggregate Principal Amount of Senior
                    Notes, filed as Exhibit 4.15 to the company's current Report on Form 8-K dated March 18, 2003 (File No. 1-5341).

            **4.16  Second Amendment to Credit Agreement dated as of June 5,
                    2002 among the company, Bank One, N.A., as Documentation
                    Agent, First Union National Bank, as Syndication Agent, and
                    Bank of America, N.A., as Administrative Agent, Swing Line
                    Lender and L/C Issuer filed as Exhibit 4.16 in to the company's Quarterly Report on Form 10-Q in the quarter ended
                    March 31, 2003 (File No. 1-5341).

            **4.17  Third Amendment to Credit Agreement dated as of February
                    20, 2003 among the company, Bank One, N.A., as
                    Documentation Agent, Wachovia Bank, N.A., as Syndication
                    Agent, and Bank of America, N.A., as Administrative
                    Agent, Swing Line Lender and L/C Issuer filed as Exhibit
                    4.17 in the company's Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

            **4.18  Fourth Amendment to Credit Agreement dated as of March 7,
                    2003 among the company, Bank One, N.A., as Documentation
                    Agent, and Bank of America, N.A., as Administrative Agent,
                    Swing Line Lender and L/C Issuer filed as Exhibit 4.18 in the company's Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

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

            **10.3  2002 ElkCorp Equity Incentive Compensation Plan filed as
                    Appendix A in the company's Proxy Statement dated September
                    20, 2002 (File 1-5341).

            **10.4 Deferred Compensation Plan filed as Exhibit 10.4 in the company's Annual Report on Form 10-K for the year ended June
                    30, 2000 (File No. 1-5341).

            * 21    Subsidiaries of the Company.

            * 23.1  Consent of Independent Accountants.

            * 23.2  Information Concerning Consent of Arthur Andersen LLP

            * 31.1  Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            * 31.2  Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            * 32.1  Certificate of the Chief Executive Officer of ElkCorp
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            * 32.2  Certificate of the Chief Financial Officer of ElkCorp
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
            *       Filed herewith.

            **      Incorporated by reference.