Form 10-Q
period 2003-09-30
ELKCORP
filed 2003-11-04
CIK 32017

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2003

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______________

                          Commission File Number 1-5341

                                     ELKCORP
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                                 75-1217920
-------------------------------                               ------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

14911 QUORUM DRIVE, SUITE 600, DALLAS, TEXAS                          75254-1491
--------------------------------------------                          ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (972) 851-0500

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

         As of close of business on October 31, 2003, the Registrant had outstanding 19,614,878 shares of Common Stock, par value $1 per share.

                            ELKCORP AND SUBSIDIARIES

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION (UNAUDITED)

     Item 1. Financial Statements

             Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003       1
             Consolidated Statements of Operations for the Three Months Ended
             September 30, 2003 and 2002                                                  2
             Consolidated Statements of Cash Flows for the Three Months Ended
             September 30, 2003 and 2002                                                  3
             Notes to Consolidated Financial Statements                                4-12

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                13-19

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                  20

     Item 4. Controls and Procedures                                                     20

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                            21

SIGNATURES                                                                               22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ELKCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited, $ in thousands)

                                                                         September 30,     June 30,
                                                                             2003            2003
                                                                         -------------   ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                $     22,759    $      5,056
Trade receivables, less allowance of $1,016 and $1,029                        117,477         120,268
Inventories -
         Finished goods                                                        31,500          44,647
         Work-in-process                                                          153              94
         Raw materials                                                          8,424           9,353
                                                                         ------------    ------------
         Total inventories                                                     40,077          54,094
                                                                         ------------    ------------

Prepaid expenses and other                                                      4,556           6,723
Deferred income taxes                                                           2,872           2,654
                                                                         ------------    ------------
                  Total current assets                                        187,741         188,795
                                                                         ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                        385,453         368,381
         Less - accumulated depreciation                                     (135,703)       (131,114)
                                                                         ------------    ------------
                  Property, plant and equipment, net                          249,750         237,267
                                                                         ------------    ------------

OTHER ASSETS                                                                   14,206          16,075
                                                                         ------------    ------------
                                                                         $    451,697    $    442,137
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                         $     35,640    $     35,971
Accrued liabilities                                                            20,935          19,568
                                                                         ------------    ------------
                  Total current liabilities                                    56,575          55,539
                                                                         ------------    ------------

LONG-TERM DEBT                                                                150,492         152,526
DEFERRED INCOME TAXES                                                          39,392          37,544

SHAREHOLDERS' EQUITY -

         Common stock ($1 par, 19,988,074 shares issued)                       19,988          19,988
         Paid-in-capital                                                       56,989          57,331
         Unearned compensation - unvested restricted stock                       (403)           (385)
         Retained earnings                                                    135,125         126,969
                                                                         ------------    ------------
                                                                              211,699         203,903
         Less - Treasury stock (378,037 and 451,185 shares, at cost)           (6,461)         (7,375)
                                                                         ------------    ------------
                  Total shareholders' equity                                  205,238         196,528
                                                                         ------------    ------------
                                                                         $    451,697    $    442,137
                                                                         ============    ============

See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited, $ in thousands
                             except per share data)

                                                                   Three Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   2003           2002
                                                               ------------   ------------
SALES                                                          $    161,344   $    120,082
                                                               ------------   ------------

COST AND EXPENSES
       Cost of sales                                                128,955         95,428
       Selling, general and administrative:
           Other selling, general and administrative                 16,222         14,102
           Noncash stock option compensation                             --         (5,378)
                                                               ------------   ------------
INCOME FROM OPERATIONS                                               16,167         15,930
                                                               ------------   ------------

OTHER EXPENSE
       Interest expense, net                                          1,383          1,680
                                                               ------------   ------------

INCOME BEFORE INCOME TAXES                                           14,784         14,250
       Provision for income taxes                                     5,647          5,254
                                                               ------------   ------------
NET INCOME                                                     $      9,137   $      8,996
                                                               ============   ============

NET INCOME PER SHARE-BASIC                                     $        .47   $        .46
                                                               ============   ============

NET INCOME PER SHARE-DILUTED                                   $        .46   $        .46
                                                               ============   ============

DIVIDENDS PER COMMON SHARE                                     $        .05   $        .05
                                                               ============   ============

AVERAGE COMMON SHARES OUTSTANDING (000's)
       Basic                                                         19,545         19,461
                                                               ============   ============
       Diluted                                                       19,823         19,595
                                                               ============   ============

See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, $ in thousands)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                                      $      9,137    $      8,996
         Adjustments to reconcile net income
            to net cash provided by operating activities:

                  Depreciation and amortization                                 4,667           4,550
                  Deferred income taxes                                         1,630           2,615
                  Changes in assets and liabilities:
                     Trade receivables                                          2,791          15,077
                     Inventories                                               14,017         (10,296)
                     Prepaid expenses and other                                 2,167           3,158
                     Accounts payable and accrued liabilities                   1,036          (6,187)
                                                                         ------------    ------------

                  Net cash provided by operating activities                    35,445          17,913
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property, plant and equipment                           (17,163)         (7,575)
         Other                                                                   (140)           (676)
                                                                         ------------    ------------

                  Net cash used for investing activities                      (17,303)         (8,251)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Dividends on common stock                                               (980)           (973)
         Proceeds from stock option purchases                                     541              23
                                                                         ------------    ------------

                  Net cash used for financing activities                         (439)           (950)
                                                                         ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      17,703           8,712

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  5,056          12,436
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     22,759    $     21,148
                                                                         ============    ============

See accompanying notes to consolidated financial statements.

                            ELKCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - GENERAL

         The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended September 30, 2003 and 2002. Because of seasonal, weather-related conditions in some of the company's market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

NOTE 2 - COMPANY SEGMENTS

         The Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) nontoxic composite wood decking, marine dock, and fencing products. Building Products accounted for 98% and 94% of consolidated sales during the three-month periods ended September 30, 2003 and 2002, respectively.

         Other, Technologies consists of the company's other operations. These dissimilar operations are combined, as none individually meets the materiality criteria for separate segment reporting. In fiscal 2003, operating profit from the company's Engineering, Technologies business, which provides proprietary technologies and related engineering services to the natural gas processing industry as Ortloff Engineers, LTD (Ortloff), exceeded 10% of consolidated operating profit. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," this business was presented as a separate segment in fiscal 2003 because it exceeded this quantitative threshold. However, this business has not historically met the 10% reporting test, is not expected to in fiscal 2004, nor will it typically be expected to in the future. Accordingly, this business is included in Other, Technologies in fiscal 2004. Other, Technologies also includes Cybershield, Inc. and its operating subsidiary (collectively Cybershield), which applies precise conductive metal coatings to plastic components utilized in electronics enclosures to control the electromagnetic and radio frequency emissions of such devices, and to create circuitry and antennae for digital cellular phones, consumer electronics, and other electronic products; and Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments. An additional operation, Elk Technologies, Inc., develops and markets fabrics featuring VersaShield fire retardant coatings designed for use outside of traditional building products applications, including home furnishings and other consumer products. This business has not yet produced significant commercial sales.

Financial information by company segment is summarized as follows:

                                                                                (In thousands)
                                                                              Three Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
SALES
Building Products                                                        $    157,367    $    113,316
Other, Technologies                                                             3,977           6,766
                                                                         ------------    ------------
                                                                         $    161,344    $    120,082
                                                                         ============    ============
OPERATING PROFIT (LOSS)
Building Products                                                        $     21,904    $     14,498
Other, Technologies                                                            (2,063)         (1,089)
Corporate and other, excluding noncash stock option compensation               (3,674)         (2,857)
Noncash stock option compensation                                                  --           5,378
                                                                         ------------    ------------
                                                                               16,167          15,930
Interest expense, net                                                          (1,383)         (1,680)
                                                                         ------------    ------------
Income before income taxes                                               $     14,784    $     14,250
                                                                         ============    ============

DEPRECIATION AND AMORTIZATION
Building Products                                                        $      3,551    $      3,415
Other, Technologies                                                               486             452
Corporate                                                                         630             683
                                                                         ------------    ------------
                                                                         $      4,667    $      4,550
                                                                         ============    ============
CAPITAL EXPENDITURES
Building Products                                                        $     15,568    $      6,994
Other, Technologies                                                               169             146
Corporate                                                                       1,426             435
                                                                         ------------    ------------
                                                                         $     17,163    $      7,575
                                                                         ============    ============

                                                                         September 30,     June 30,
                                                                             2003            2003
                                                                         -------------   ------------
IDENTIFIABLE ASSETS
Building Products                                                        $    371,396    $    376,110
Other, Technologies                                                            37,228          38,142
Corporate                                                                      43,073          27,885
                                                                         ------------    ------------
                                                                         $    451,697    $    442,137
                                                                         ============    ============

NOTE 3 - PRODUCT SALES

         The following table summarizes sales by product category, excluding intercompany sales for the three-month periods ended September 30, 2003 and September 30, 2002:

                                                                                (In thousands)
                                                                              Three Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
Premium roofing                                                          $    147,661    $    105,007
Performance nonwoven fabrics                                                    8,974           8,309
Composite building products                                                       732              --
Technology licensing and consulting fees                                          450             195
Conductive metal coatings                                                       1,605           4,605
Hard chrome and other surface finishes                                          1,922           1,966
                                                                         ------------    ------------
                                                                         $    161,344    $    120,082
                                                                         ============    ============

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income for the three-month periods ended September 30, 2003 and September 30, 2002 were as follows:

                                                                                (In thousands)
                                                                              Three Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
Net income                                                               $      9,137    $      8,996
Derivative transactions                                                            --             (16)
                                                                         ------------    ------------
Total comprehensive income                                               $      9,137    $      8,980
                                                                         ============    ============

         At September 30, 2003, there are no derivative transactions in effect that will cause net income to vary from total comprehensive income in future periods.

NOTE 5 - EARNINGS PER SHARE

         Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options and restricted shares. Stock options to purchase 726,630 and 1,539,209 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2003 and 2002, respectively, as their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                (In thousands)
                                                                              Three Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
Net income                                                               $      9,137    $      8,996
                                                                         ============    ============

Denominator for basic earnings
  per share - weighted average
  shares outstanding                                                           19,545          19,461

Effect of dilutive securities:
  Restricted shares and employee stock options                                    278             134
                                                                         ------------    ------------

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed issuance of shares purchased under incentive stock option plan and vesting of restricted shares using the
treasury stock method                                                          19,823          19,595
                                                                         ============    ============

Basic earnings per share                                                 $        .47    $        .46
                                                                         ============    ============

Diluted earnings per share                                               $        .46    $        .46
                                                                         ============    ============

NOTE 6 - ACCOUNTING FOR STOCK-BASED COMPENSATION

         The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations to measure compensation expense for stock-based compensation plans. Refer to Note 7 - Noncash Stock Option Compensation on page 9 of this Form 10-Q for a more detailed description of the company's application of APB No. 25. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three-month periods ended September 30, 2003 and 2002, assuming all options granted in 1996 and thereafter were valued at grant date using the Black-Scholes model, would have been as follows (in thousands, except per share amounts):

                                                                                (In thousands)
                                                                              Three Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
Net Income:

As reported                                                              $      9,137    $      8,996
Add:  Stock-based employee
      compensation expense
      (benefit) included in reported
      net income, net of related tax effects                                       --          (3,496)
Deduct:Total stock-based compensation expense determined under fair value based method for all awards granted since
      January 1, 1996, net of related tax effects                                (554)           (513)
                                                                         ------------    ------------
Pro forma                                                                $      8,583    $      4,987
                                                                         ============    ============

Earnings per common share:

  Basic - as reported                                                    $        .47    $        .46
                                                                         ------------    ------------

  Basic - pro forma                                                      $        .44    $        .26
                                                                         ------------    ------------

  Diluted - as reported                                                  $        .46    $        .46
                                                                         ------------    ------------

  Diluted - pro forma                                                    $        .43    $        .25
                                                                         ------------    ------------

NOTE 7 - NONCASH STOCK OPTION COMPENSATION

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

         It was never the company's intention to issue SAR's under the 1998 Plan. In keeping with the company's original intent, effective August 13, 2002, the Compensation Committee of the Board of Directors terminated the availability of the relinquishment alternative under the 1998 Plan. Based on this action, together with a decline in the company's share price subsequent to June 30, 2002, the company recorded a reversal of fiscal 2002 noncash stock option compensation expense of $5,378,000 in the first quarter of fiscal 2003. Subsequent to August 13, 2002, the company is again utilizing the "fixed" method of stock option accounting.

NOTE 8 - LONG-TERM DEBT

         Senior Notes (Notes) having a principal balance of $145,000,000 were outstanding at September 30, 2003. In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of debt through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. Accordingly, long-term debt reflected on the balance sheet is summarized as follows:

                                      September 30,    June 30,
(In thousands)                            2003           2003
-----------------------------------------------------------------
Senior Notes - principal balance      $    145,000   $    145,000
Fair value of interest rate swap             5,492          7,526
                                      ------------   ------------
                                      $    150,492   $    152,526
                                      ============   ============

         The company also has $100,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2005. No borrowings were outstanding on the Facility at September 30, 2003, although letters of credit totaling $2,597,000 were outstanding.

NOTE 9 - PRODUCT WARRANTIES

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

                                       Warranty
(in thousands)                         Liability
--------------------------------------------------
Balance at June 30, 2003              $      2,675
Amounts charged to expense                     530
Warranty settlements                          (475)
                                      ------------
Balance at September 30, 2003         $      2,730
                                      ============

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

         Under the VCP, Chromium submitted a testing program, which the TCEQ has approved, for a supplemental groundwater and soil assessment at the facility. This program was designed to, among other things, further define the cleanup requirements at the site. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Preliminary results from recent groundwater and soil assessments indicate that there has been no environmental impairment beyond company property boundaries or to any groundwater. However, until Chromium has the final results from its supplemental assessment and TCEQ approval of a cleanup plan, the range of costs to remediate the site are not determinable, nor can the company determine at this point in time if it is reasonably possible that it will incur material additional costs at the site. If a remediation plan similar to a plan successfully used at another Chromium plant is approved by TCEQ, remediation costs will be immaterial to the company's consolidated results of operations, financial position and liquidity. However, other potential scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company. By December 31, 2003, management currently believes that a range of exposure may be determinable. Therefore, the company currently believes sufficient information for establishing a reserve for this environmental exposure in accordance with SFAS No. 5, "Accounting for Contingencies," may be available by December 31, 2003, and further anticipates that it may be in a position at that time to determine if it is reasonably possible that the company will incur material additional costs with regard to this site. The company's ability to make such determinations within that time frame depends in part on regulatory response times and other factors it does not control.

         The company's operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Other than the possible costs associated with the previously described Chromium matter, the company does not believe it will be required to expend amounts which will have a material adverse effect on the company's consolidated financial position or results of operations by reason of environmental laws and regulations. Such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company's manufacturing operations utilize hazardous materials in their production processes. As a result, the company incurs costs for recycling or disposal of such materials and may incur costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such known remediation activities in accordance with SFAS No. 5.

NOTE 11 - INCOME TAXES

         In August 2003, the Internal Revenue Service (IRS) completed audits of the company's consolidated tax returns through fiscal 2001. A notice of proposed adjustment disallowing the timing of certain deductions for tax years 1998 through 2001 was rendered in connection with these audits. If the entire proposed adjustment were upheld, noncurrent deferred income taxes would be reduced by approximately $6,600,000, a $2,900,000 income tax receivable would be reversed, and a $3,700,000 cash payment for income taxes payable would be required. The proposed adjustment would have no impact on net income or earnings per share. The company does not agree with the IRS proposed adjustment and believes its tax positions are supportable and consistent with the applicable provisions of the Internal Revenue Code. On October 10, 2003, the company issued a written rebuttal response asserting that the IRS erred in its determinations and has requested a conference to resolve the proposed disallowance.

NOTE 12 - NEW ACCOUNTING STANDARDS

         SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. The company does not expect this statement to have a material effect on its financial statements.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," modifies the traditional definition of liabilities to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS No. 150. This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of fiscal 2004. The company does not have any of the instruments covered by this statement; therefore, this statement is not expected to have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERALL PERFORMANCE

         Sales of $161,344,000 during the three-month period ended September 30, 2003 (fiscal 2004) were 34.4% higher than $120,082,000 in the first three months of the prior fiscal year (fiscal 2003). During the three-month period ended September 30, 2003, net income of $9,137,000 was 1.6% higher than $8,996,000 for the same period last year. Included in net income in the first quarter of fiscal 2003 was $3,496,000 of benefit, net of tax, from the reversal of noncash stock option compensation (see note 7 - Noncash Stock Option Compensation). Net income in the first quarter of fiscal 2004 was 66.1% higher than pro forma income of $5,500,000 in the year-ago quarter (which excludes the $3,496,000 after tax stock option compensation benefit in the year-ago quarter). For comparative purposes, management believes this comparison is appropriate, since the benefit resulted solely from changes in the company's stock price and not from operations.

         Consolidated operating income of $16,167,000 in the quarter ended September 30, 2003 was 1.5% higher than $15,930,000 in the first quarter in the prior fiscal year. Operating income in the prior year period increased $5,378,000 as a result of the pretax benefit of the aforementioned noncash stock option compensation. Consolidated operating income in the first quarter of fiscal 2004 was 53.2% higher than pro forma consolidated operating income of $10,552,000 (which excludes the $5,378,000 noncash stock option compensation benefit in the year-ago quarter). For comparative purposes, management believes this comparison is appropriate, since the benefit resulted solely from changes in the company's stock price and not from operations.

         As a percentage of sales, operating income was 10.0% in the first quarter of fiscal 2004 compared to 13.3% (8.8% on a pro forma basis which excludes the noncash stock option compensation benefit of 4.5% of sales) for the same quarter in fiscal 2003. Cost of sales was 79.9% of sales in the first quarter of fiscal 2004 compared to 79.5% in the prior year period. Higher asphalt and other raw material costs during the current year period were largely offset by better shingle pricing and increased shingle production, which reduced per unit manufacturing costs. Other selling, general and administrative (Other SG&A) costs in the three-month period ended September 30, 2003 were higher than in the first quarter of the prior fiscal year, primarily as a result of increased business activity; however, as a percentage of sales, Other SG&A costs were 10.1% in the first quarter of fiscal 2004, compared to 11.7% in the same quarter last year.

         Interest expense, net, was $1,383,000 in the first quarter of fiscal 2004 compared to $1,680,000 in the same prior year period. In the first quarter of fiscal 2004, interest expense of $576,000 was capitalized related to the construction of an additional shingle plant in Tuscaloosa, Alabama, and other significant capital projects. In fiscal 2003, $47,000 of interest was capitalized.

         The company's effective tax rate was 38.2% during the first quarter of fiscal 2004 compared to 36.9% for the same period in fiscal 2003. The difference between years primarily relates to the impact of noncash stock option compensation benefit on the effective tax rate in fiscal 2003.

RESULTS OF BUSINESS SEGMENTS

         Sales in the Building Products segment increased 38.9% to $157,367,000 for the three months ended September 30, 2003 compared to $113,316,000 in the same prior year period. The significant year-to-year increase in sales is primarily the result of $42,654,000 in higher premium roofing sales. Compared to the same quarter last year, unit shingle shipments increased 33.8%, with most regions of the United States of America experiencing strong year-to-year growth. About one-half of the unit volume increase was attributable to continued strong roof replacement demand in hail-damaged Texas markets. Average shingle pricing increased about 5.9% compared to the year-ago quarter. For the three-month period ended September 30, 2003, external sales of performance nonwoven fabrics increased $665,000, or 8.0%, compared to the first quarter last year. Sales of composite building products were $732,000 in the first quarter of fiscal 2004. During the first quarter of fiscal 2003, the company had not yet entered the composite wood business.

         Operating income for the Building Products segment of $21,904,000 for the three-month period ended September 30, 2003 increased 51.1% compared to $14,498,000 achieved in the first three months of fiscal 2003. Higher operating income from premium roofing products resulted primarily from higher unit volumes, combined with an improved relationship between shingle pricing and asphalt costs.

         Management believes the near-term outlook for the roofing industry is favorable as a result of strong overall roofing replacement demand, some of which resulted from calendar 2003 storm damage that will likely extend into the calendar 2004 roofing season. Market indications are that industry-wide product inventories have tightened relative to demand. Reflective of these market conditions, the company implemented a price increase of approximately 1.5%, in most markets, effective October 1, 2003. Shingle granules in the region supplying the Myerstown, Pennsylvania roofing plant are in short supply and may be subject to attempted allocation by the manufacturer. Potential shortages can be mitigated by shipments of granules from sources in other geographic regions. Nevertheless, some curtailment of plant utilization at that roofing plant is possible during this temporary granule shortage.

         Operating income gains attributable to higher premium roofing product sales were partially offset by an operating loss of approximately $1,100,000 for the composite wood business during the first quarter of fiscal 2004. Manufacturing efficiency for the composite wood business improved significantly during the quarter, but sales were below the break-even level as distribution channel expansion was strategically curtailed during the quarter pending sustainable improvement in manufacturing throughput. Management believes improvements in manufacturing efficiency in the composite wood operation will be more evident as the composite wood distribution channels are expanded in the coming months. Operating income from performance nonwoven fabrics was comparable between years.

         The Other, Technologies companies reported combined sales of $3,977,000 in the first three months of fiscal 2004 compared to $6,766,000 in the same period in fiscal 2003. Lower sales at Cybershield were largely responsible for the sales decline as several cellular phone models that previously utilized Cybershield's traditional shielding and services were discontinued.

Replacement sales for a portion of this decline are expected as the year progresses from the sales ramp of recently awarded new projects and from a growing pipeline of specifically identified new opportunities. During the first quarter of fiscal 2004, Cybershield began commercial production of new products based upon the company's proprietary EXACT(TM) precise metallization technology.

         Ortloff recognized no significant license fee income in the three-month period ended September 30, 2003. One license fee of approximately $500,000 was signed in mid-October 2003, and several other license fee agreements that were expected to be signed by September 30, 2003 are expected to be executed later in fiscal 2004. Chromium's sales were marginally lower in the first quarter of fiscal 2004 compared to the same period last year. During the current year quarter, Chromium and the Electro-Motive Division of General Motors (GM EMD) signed a manufacturer's representation agreement whereby GM EMD will promote and market Chromium's reciprocating engine components through the extensive GM EMD sales network in international and specific domestic markets. Elk Technologies had no significant sales of fire retardant mattress fabrics during the first quarter of fiscal 2004.

         Other, Technologies companies had a combined operating loss of $2,063,000 in the three-month period ended September 30, 2003, compared to a $1,089,000 operating loss in the same period last year. Lower operating results at Cybershield, primarily due to lower sales, were largely responsible for the higher current year operating loss. Chromium was modestly profitable in the first quarter of both fiscal years 2004 and 2003, and Ortloff had a comparable operating loss of approximately $500,000 in both fiscal year periods.

FINANCIAL CONDITION

         Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. During the first three months of fiscal 2004, the company generated operating cash flows of $35,445,000 compared to $17,913,000 for the first three months in fiscal 2003. The increase in cash flows generated in the first quarter of fiscal 2004 was primarily the result of changing dynamics in the significant components of working capital compared to the prior fiscal year. Even with increased sales in the quarter, trade receivables at September 30, 2003 were $2,791,000 lower than at June 30, 2003, primarily due to the collection of $6,832,000 of deferred trade receivables from promotional programs to certain customers in the quarter. Despite operating its roofing plants at a very high rate in the first quarter of fiscal 2004, inventories at September 30, 2003 were $14,017,000 lower than at June 30, 2003, primarily due to very strong demand for premium roofing products during the quarter.

         The current ratio was 3.3 to 1 at September 30, 2003 compared to 3.4 to 1 at June 30, 2003. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

         Cash flows from investing activities primarily reflect the company's capital expenditure strategy. Net cash used for investing activities was $17,303,000 in the first three months of fiscal 2004 compared to $8,251,000 in the same period last year. Approximately $12,500,000 of current year capital expenditures relate to construction of a second shingle manufacturing plant at the Tuscaloosa, Alabama facility, including the installation of certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. Capital expenditures are projected to be approximately $69,000,000 in fiscal 2004, including approximately $43,000,000 (inclusive of the aforementioned $12,500,000 incurred in the first quarter) to complete the new Tuscaloosa plant, approximately $6,000,000 for productivity enhancement projects, and approximately $6,000,000 to upgrade certain key information technology platforms. After fiscal 2004, planned capital expenditures are currently expected to be approximately $15,000,000 - $20,000,000 per year.

         Cash flows from financing activities generally reflect changes in the company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash used for financing activities was $439,000 in the first quarter of fiscal 2004 compared to $950,000 in the same period fiscal 2003. There was no change in the amount of principal debt outstanding during the first quarter of fiscal 2004. The decrease in long-term debt during the first quarter of fiscal 2004 was the result of a $2,034,000 adjustment in the fair value of long-term debt resulting from an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of long-term debt through 2012. This fair market adjustment to the carrying amount of long-term debt is offset by recording a corresponding amount in other assets for the value of the interest rate swap instrument.

         At September 30, 2003, liquidity consisted of $22,759,000 of cash and cash equivalents and $97,403,000 of available borrowings under the company's $100,000,000 committed Revolving Credit Facility. The debt to capital ratio (after deducting cash and cash equivalents from $145,000,000 of principal debt) was 37.3%. The company has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

         The company's Board of Directors has authorized the purchase of common stock from time to time on the open market. As of September 30, 2003, the company has repurchase authority of approximately $10,600,000 remaining.

         See footnote 10 on pages 10 and 11 of this Form 10-Q for a summary of the company's environmental risk and footnote 12 on page 11 and 12 for a discussion of new accounting standards.

         Management believes that current cash and cash equivalents, projected cash flows from operations, and its existing debt capacity should be sufficient during fiscal 2004 and beyond to fund the Tuscaloosa, Alabama plant construction, other planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

CRITICAL ACCOUNTING POLICIES

         The company's condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based on the information available. The accounting policies which management believes are the most critical to fully understanding and evaluating the company's reported financial results are:

            -  Collectibility of Accounts Receivable

            - Accruals for Loss Contingencies, including product warranties, litigation, environmental exposure and self-insurance reserves

            -  Inventories

            -  Revenue Recognition

            -  Impairment of Long-Lived Assets

         These critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 26 in the company's Form 10-K for its fiscal year ended June 30, 2003. There were no significant changes in critical accounting policies during the three-month period ended September 30, 2003.

FORWARD-LOOKING STATEMENTS

         In an effort to give investors a well-rounded view of the company's current condition and future opportunities, management's discussion and analysis of the results of operations and financial condition and other sections of this Form 10-Q contain "forward-looking statements" that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as "optimistic," "outlook," "believe," "estimate," "potential," "project," "expect," "anticipate," "plan," "predict," "could," "should," "may," "likely," "possible," or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences could include, but are not limited to:

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

         The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. There are no natural gas hedge transactions in effect at September 30, 2003. However, it is anticipated that hedging strategies will likely be utilized in the future to limit the company's exposure to volatility in the price of natural gas used in its manufacturing plants.

         The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of its outstanding debt at September 30, 2003. The fair value of this swap was $5,492,000 at September 30, 2003. Based on outstanding debt at September 30, 2003, the company's interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

ITEM 4. CONTROLS AND PROCEDURES

     a)  Evaluation of Disclosure Controls and Procedures

         The company completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures are effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in the company's periodic SEC filings.

     b)  Changes in Internal Control

         In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2003 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1     Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The company filed two reports on Form 8-K during the quarter ended September 30, 2003. The company filed a Form 8-K on July 18, 2003 relating to a press release containing preliminary earnings estimates for the fiscal 2003 fourth quarter, including "forward-looking" statements about its prospects for the future. The company filed a Form 8-K on August 14, 2003 relating to a press release containing fiscal 2003 fourth quarter operating results, including "forward-looking" statements about its prospects for the future.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ElkCorp

DATE: November 4, 2003                     /s/ Harold R. Beattie, Jr.
                                           -------------------------------------
                                           Harold R. Beattie, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                           /s/ Leonard R. Harral
                                           -------------------------------------
                                           Leonard R. Harral
                                           Vice President and Chief
                                           Accounting Officer

                               INDEX TO EXHIBITS

                 Exhibit
                 Number                     Description
                ---------                   -----------
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