Form 10-Q
period 2003-12-31
ELKCORP
filed 2004-02-09
CIK 32017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-5341

ELKCORP

(Exact name of Registrant as specified in its charter)

DELAWARE	75-1217920

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14911 QUORUM DRIVE, SUITE 600, DALLAS, TEXAS	75254-1491

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972)851-0500

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [   ].

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] . No [   ].

          As of close of business on January 30, 2004, the Registrant had outstanding 19,634,067 shares of Common Stock, par value $1 per share.

ELKCORP AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2003

INDEX

		Page

Part I. FINANCIAL INFORMATION (unaudited)
Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003	1
	Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 2003 and 2002	2
	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2003 and 2002	3
	Notes to Consolidated Financial Statements	4-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
Part II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	25
SIGNATURES		26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands)

	December 31,	June 30,
	2003	2003

Assets
Current Assets
Cash and cash equivalents	$31,072	$5,056
Trade receivables, less allowance of $838 and $935	81,117	118,252
Inventories –
Finished goods	43,305	44,606
Work-in-process	232	89
Raw materials	8,423	8,826

Total inventories	51,960	53,521

Prepaid expenses and other	7,498	6,689
Deferred income taxes	3,812	2,372
Discontinued operations	2,641	13,958

Total current assets	178,100	199,848

Property, Plant and Equipment, at Cost	378,254	348,888
Less - accumulated depreciation	(127,379)	(122,626)

Property, plant and equipment, net	250,875	226,262

Other Assets	11,832	15,745

	$440,807	$441,855

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$25,557	$35,369
Accrued liabilities	21,982	18,958
Discontinued operations	1,657	1,212

Total current liabilities	49,196	55,539

Long-Term Debt	148,402	152,526
Deferred Income Taxes	39,601	37,262
Shareholders’ Equity -
Common stock ($1 par, 19,988,078 shares issued)	19,988	19,988
Paid-in-capital	57,058	57,331
Unearned compensation – unvested restricted stock	(490)	(385)
Accumulated other comprehensive income	73	—
Retained earnings	133,301	126,969

	209,930	203,903
Less - Treasury stock (366,139 and 451,185 shares, at cost)	(6,322)	(7,375)

Total shareholders’ equity	203,608	196,528

	$440,807	$441,855

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Sales	$123,208	$102,545	$282,947	$218,023

Cost and Expenses
Cost of sales	95,950	83,688	222,541	174,911
Selling, general and administrative:
Other selling, general and administrative	14,514	13,239	30,080	26,480
Noncash stock option compensation	—	—	—	(5,378)

Income from Operations	12,744	5,618	30,326	22,010

Interest Expense, Net	1,331	1,373	2,714	3,053

Income From Continuing Operations
Before Income Taxes	11,413	4,245	27,612	18,957
Provision for income taxes	4,399	1,652	10,541	7,068

Income From Continuing Operations	7,014	2,593	17,071	11,889
Income (Loss) From Discontinued
Operations, Net of Income Taxes	(7,857)	223	(8,777)	(77)

Net Income (Loss)	$(843)	$2,816	$8,294	$11,812

Income (Loss) Per Share – Basic
Income from continuing operations	$.36	$.13	$.87	$.61
Discontinued operations	(.40)	.01	(.45)	—

Net income (loss)	$(.04)	$.14	$.42	$.61

Income (Loss) Per Share – Diluted
Income from continuing operations	$.35	$.13	$.86	$.60
Discontinued operations	(.39)	.01	(.44)	—

Net income (loss)	$(.04)	$.14	$.42	$.60

Dividends Per Common Share	$.05	$.05	$.10	$.10

Average Common Shares Outstanding (000’s)
Basic	19,587	19,484	19,566	19,473

Diluted	19,909	19,580	19,866	19,587

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Six Months Ended
	December 31,

	2003	2002

Cash Flows From Operating Activities
Income from continuing operations	$17,071	$11,889
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	8,797	8,523
Deferred income taxes	898	3,358
Changes in assets and liabilities:
Trade receivables	37,135	27,401
Inventories	1,561	(15,067)
Prepaid expenses and other	(809)	1
Accounts payable and accrued liabilities	(6,788)	(8,191)

Net cash provided by continuing operations	57,865	27,914
Net cash provided by discontinued operations	2,987	1,101

Net cash provided by operating activities	60,852	29,015

Cash Flows From Investing Activities
Additions to property, plant and equipment	(33,378)	(19,292)
Acquisition of business	—	(2,224)
Other	(245)	(324)

Net cash used for investing activities	(33,623)	(21,840)

Cash Flows From Financing Activities
Dividends on common stock	(1,962)	(1,948)
Proceeds from stock option purchases	749	141

Net cash used for financing activities	(1,213)	(1,807)

Net Increase in Cash and Cash Equivalents	26,016	5,368
Cash and Cash Equivalents at Beginning of Year	5,056	12,436

Cash and Cash Equivalents at End of Period	$31,072	$17,804

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General

     The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 2003 and 2002. Because of seasonal, weather-related conditions in some of the company’s market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

Note 2 – Company Segments

     The Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) nontoxic composite wood decking, marine dock, and fencing products. Building Products accounted for 96% or more of consolidated sales during all periods presented in this Form 10-Q.

     Other, Technologies consists of the company’s other operations. These dissimilar operations are combined, as none individually meets the materiality criteria for separate segment reporting. In fiscal 2003, operating profit from the company’s Engineering, Technologies business, which provides proprietary technologies and related engineering services to the natural gas processing industry as Ortloff Engineers, LTD (Ortloff), exceeded 10% of consolidated operating profit. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” this business was presented as a separate segment in fiscal 2003 because it exceeded this quantitative threshold. However, this business has not historically met the 10% reporting test, is not expected to in fiscal 2004, nor will it typically be expected to in the future. Accordingly, this business is included in Other, Technologies in fiscal 2004. During the three-month period ended December 2003, the company made the decision to discontinue Cybershield Inc. (Cybershield) and to sell Cybershield or its assets no later than December 2004.

Cybershield had previously been included in Other, Technologies for segment reporting purposes. Prior periods have been restated to present Cybershield as a discontinued operation in all periods presented. Other, Technologies also includes Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments. An additional operation, Elk Technologies, Inc., develops and markets fabrics featuring VersaShield fire retardant coatings designed for use outside of traditional building products applications, including home furnishings and other consumer products. This business has not yet produced significant commercial sales.

Financial information by company segment is summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Sales from Continuing Operations
Building Products	$119,042	$98,622	$276,409	$211,938
Other, Technologies	4,166	3,923	6,538	6,085

	$123,208	$102,545	$282,947	$218,023

Operating Profit from Continuing Operations
Building Products	$14,908	$7,491	$36,812	$21,989
Other, Technologies	1,315	1,099	702	537
Corporate and other, excluding noncash stock option compensation	(3,479)	(2,972)	(7,188)	(5,894)
Noncash stock option compensation	—	—	—	5,378

	12,744	5,618	30,326	22,010
Interest expense, net	1,331	1,373	2,714	3,053

Income from continuing operations, before income taxes	$11,413	$4,245	$27,612	$18,957

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Depreciation and Amortization
Building Products	$3,621	$3,413	$7,172	$6,828
Other, Technologies	139	168	325	337
Corporate	670	675	1,300	1,358

	$4,430	$4,256	$8,797	$8,523

Capital Expenditures
Building Products	$15,006	11,570	$30,574	$18,564
Other, Technologies	21	41	140	138
Corporate	1,238	155	2,664	590

	$16,265	$11,766	$33,378	$19,292

	December	June 30,
	31, 2003	2003

Identifiable Assets
Building Products	$360,494	$376,110
Other, Technologies	18,313	18,582
Corporate	59,359	33,014
Discontinued Operations	2,641	14,149

	$440,807	$441,855

Note 3 – Product Sales

     The following table summarizes sales from continuing operations by product category, excluding intercompany sales, for the three-month and six-month periods ended December 31, 2003 and December 31, 2002:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Premium roofing	$111,139	$92,814	$258,800	$197,821
Performance nonwoven fabrics	6,492	5,725	15,466	14,034
Composite building products	1,411	83	2,143	83
Technology licensing and consulting fees	2,437	2,057	2,887	2,253
Hard chrome and other surface finishes	1,729	1,866	3,651	3,832

	$123,208	$102,545	$282,947	$218,023

Note 4 – Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed based on the average number of common shares outstanding. Diluted earnings (loss) per share includes outstanding stock options and restricted shares. In accordance with SFAS No. 128, “Earnings per Share,” diluted earnings (loss) per share and diluted earnings (loss) per share from discontinued operations presented on the Consolidated Statements of Operations were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless of whether those amounts were antidilutive to their respective basic per share amounts. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	($ In thousands)		($ In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Income from continuing operations	$7,014	$2,593	$17,071	$11,889

Denominator for basic earnings per share – weighted average shares outstanding	19,587	19,484	19,566	19,473
Effect of dilutive securities:
Restricted shares and employee stock options	322	96	300	114

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under incentive stock option plan and vesting of restricted shares using the treasury stock method	19,909	19,580	19,866	19,587

Basic earnings per share from continuing operations	$.36	$.13	$.87	$.61

Diluted earnings per share from continuing operations	$.35	$.13	$.86	$.60

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	728,630	1,666,237	727,630	1,602,723

Note 5 – Accounting for Stock-Based Compensation

     The company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans. Refer to Note 6 – Noncash Stock Option Compensation on page 9 of this Form 10-Q for a more detailed description of the company’s application of APB No. 25. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three-month and six-month periods ended December 31, 2003 and 2002, assuming all options granted in 1996 and thereafter were valued at grant date using the Black-Scholes model, would have been as follows (in thousands, except per share amounts):

		Three Months Ended		Six Months Ended
		December 31,		December 31,

		2003	2002	2003	2002

Net income (loss) as reported		$(843)	$2,816	$8,294	$11,812

Add:	Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	—	—	—	(3,496)
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1996, net of related tax effects	(797)	(654)	(1,351)	(1,168)

Pro forma earnings (loss)		$(1,640)	$2,162	$6,943	$7,148

Earnings (loss) per common share:
	Basic – as reported	$(.04)	$.14	$.42	$.61

	Basic – pro forma	$(.08)	$.11	$.35	$.37

	Diluted – as reported	$(.04)	$.14	$.42	$.60

	Diluted – pro forma	$(.08)	$.11	$.35	$.36

Note 6 – Noncash Stock Option Compensation

     The company’s 1998 Incentive Stock Option Plan contained a cashless exercise provision that permitted an optionee to relinquish vested options to the company in exchange for common shares having a current market value equal to the net exercised market value of the relinquished options. Under APB No. 25, the aforementioned cashless relinquishment feature can cause options issued under the 1998 Plan to be considered stock appreciation rights (SAR’s) in substance, if not in form, unless past experience and economic incentives indicate that optionees are more likely to exercise, rather than relinquish, the options. Under APB No. 25, SAR’s are accounted for using “variable” accounting whereby income is charged (or credited) during each accounting period to reflect any excess of the market value of shares underlying vested SAR’s, over the exercise price of vested SAR’s.

     It was never the company’s intention to issue SAR’s under the 1998 Plan. In keeping with the company’s original intent, effective August 13, 2002, the Compensation Committee of the Board of Directors terminated the availability of the relinquishment alternative under the 1998 Plan. Based on this action, together with a decline in the company’s share price subsequent to June 30, 2002, the company recorded a reversal of fiscal 2002 noncash stock option compensation expense of $5,378,000 in the first quarter of fiscal 2003. Subsequent to August 13, 2002, the company is again utilizing the “fixed” method of stock option accounting.

Note 7 – Comprehensive Income (Loss)

     Total comprehensive income (loss) for the three-month and six-month periods ended December 31, 2003 and 2002 was as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss)	$(843)	$2,816	$8,294	$11,812
Derivative transactions	73	(15)	73	(31)

Total comprehensive income (loss)	$(770)	$2,801	$8,367	$11,781

Note 8 – Long-Term Debt

     Senior Notes (Notes) having a principal balance of $145,000,000 were outstanding at December 31, 2003 and June 30, 2003. In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of debt through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. Accordingly, long-term debt reflected on the balance sheet is summarized as follows:

	December 31,	June 30,
(In thousands)	2003	2003

Senior Notes – principal balance	$145,000	$145,000
Fair value of interest rate swap	3,402	7,526

	$148,402	$152,526

     At June 30, 2003 the company also had $100,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2005. On December 5, 2003, the Facility was increased to $110,000,000 of primary credit, with no change to the maximum amount in letters of credit, and the expiration date was extended to November 30, 2008. There were no changes to the financial covenants or other significant provisions of the Facility. No borrowings were outstanding on the Facility at December 31, 2003 or June 30, 2003, although letters of credit totaling $2,597,000 were outstanding at both dates.

Note 9 – Product Warranties

     The company provides its customers with limited warranties on certain products. Limited warranties relating to products sold by the Building Products segment generally range from 20 to 50 years. Warranties relating to the Other, Technologies companies are not significant to their operations. Warranty reserves are established based on known or probable claims, together with historical experience factors. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the company’s warranty liability during the current year period were as follows:

Warranty
(In thousands)	Liability

Balance at June 30, 2003	$2,675
Amounts charged to expense	1,221
Warranty settlements	(1,125)

Balance at December 31, 2003	$2,771

Note 10 – Environmental Risk

     Chromium has engaged in limited remediation activities at its former plating operation, which is located on the site of Cybershield’s Lufkin, Texas manufacturing facility. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary cleanup plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

     Under the VCP, Chromium submitted a testing program, which the TCEQ has approved, for a supplemental groundwater and soil assessment at the facility. This program was designed to, among other things, further define the cleanup requirements at the site. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Preliminary results from recent groundwater and soil assessments indicate that there has been no environmental impairment beyond company property boundaries or to any groundwater. However, until Chromium has the final results from its supplemental assessment and completes its cleanup plan, the estimate of costs to remediate the site are not determinable, nor can the company determine at this point in time if it is reasonably possible that it will incur material additional costs at the site. If a remediation plan similar to a plan successfully used at another Chromium plant is approved by TCEQ, remediation costs will be immaterial to the company’s consolidated results of operations, financial position and liquidity. However, other potential scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company. The company previously reported that an estimate of exposure might be determinable by December 31, 2003. However, hydrological testing is not complete and continues. It is not possible to estimate potential environmental exposure until this testing is complete. The company believes that sufficient information for establishing a reserve for this environmental exposure in accordance with SFAS No. 5,“Accounting for Contingencies,” may be available by the end of the first quarter of fiscal 2005, and further anticipates that it may be in a position at that time to determine if it is reasonably possible that the company will incur material additional costs with regard to this site.

     The company’s operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Other than the possible costs associated with the previously described Chromium matter, the company does not believe it will be required to expend amounts which will have a material adverse effect on the company’s consolidated financial position or results of operations by reason of environmental laws and regulations. Such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company’s manufacturing operations utilize hazardous materials in their production processes. As a result, the company incurs costs for recycling or disposal of such materials and may incur costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such known or probable remediation activities in accordance with SFAS No. 5.

Note 11 – Income Taxes

          In August 2003, the Internal Revenue Service (IRS) completed audits of the company’s consolidated tax returns through fiscal 2001. A notice of proposed adjustment disallowing the timing of certain deductions for tax years 1998 through 2001 was rendered in connection with these audits. In December 2003, the company reached a tentative agreement with the IRS. The tentative agreement had no impact on net income (loss) or earnings (loss) per share. The deferred tax balance and income tax receivable were each reduced by approximately $400,000 at December 31, 2003 to reflect the tentative agreement.

Note 12 – Discontinued Operations

          In December 2003, company management and the Board of Directors concluded that the risk and prospects for future success of Cybershield do not justify the additional investment of capital and other resources that would be required to continue Cybershield’s operations. Accordingly, the decision was made to discontinue Cybershield’s operations and to sell Cybershield or its assets. The company expects that the sale of Cybershield or its assets will be completed no later than December 2004. As a result, Cybershield is classified as a discontinued operation in the Condensed Consolidated Financial Statements pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Cybershield had previously been included in Other, Technologies for segment reporting purposes, and prior periods have been restated to present Cybershield as a discontinued operation in all periods presented.

          In the three-month and six-month periods ended December 31, 2003, the company reported losses from discontinued operations of $7,857,000 and $8,777,000, net of tax. Included in these losses was a write-down of Cybershield’s net assets to a fair market value of $984,000. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” other costs to exit or dispose of Cybershield, including severance costs, termination of contractual obligations, and ongoing plant costs will be recorded as liabilities are incurred, most of which are expected to be incurred during the remainder of fiscal 2004.

          Net assets of discontinued operations at December 31, 2003 ($000) are summarized as follows:

Current Assets:
Trade receivables	$1,189
Inventory	525
Long-lived assets held for sale	551
Other	376

2,641

Current Liabilities:
Accounts payable and accrued liabilities	1,657

Net Assets	$984

    Summary operating results of discontinued operations are summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Sales	$3,066	$6,518	$4,671	$11,122
Cost of sales	3,980	5,444	6,343	9,648
Selling, general and administrative	678	731	1,335	1,592
Write-down of assets	10,496	—	10,496	—

Operating income (loss)	(12,088)	343	(13,503)	(118)
Provision (credit) for income taxes	(4,231)	120	(4,726)	(41)

Net income (loss) from discontinued operations	$(7,857)	$223	$(8,777)	$(77)

Note 13 – New Accounting Standards

     SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. The company does not expect this statement to have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the company for the periods ended December 31, 2003 and December 31, 2002. The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report on Form 10-Q. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s annual report on Form 10-K for the year ended June 30, 2003.

     The following table and subsequent discussions set forth operating data from continuing operations of the company as a percentage of net sales for the periods indicated. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Consolidated Condensed Financial Statements included elsewhere herein.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.9	81.6	78.7	80.2

Gross margin	22.1	18.4	21.3	19.8
Selling, general and administrative:
Other selling, general and administrative	11.8	12.9	10.6	12.2
Noncash stock option compensation	—	—	—	(2.5)

Income from operations	10.3	5.5	10.7	10.1
Interest expense, net	1.0	1.4	0.9	1.4

Income from continuing operations before income taxes	9.3	4.1	9.8	8.7
Provision for income taxes	3.6	1.6	3.8	3.3

Income from continuing operations	5.7%	2.5%	6.0%	5.4%

CHANGES IN THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2002.

Overall Performance

     Sales from continuing operations of $123,208,000 during the three-month period ended December 31, 2003 (fiscal 2004) were 20.2% higher than $102,545,000 in the same period of the prior fiscal year (fiscal 2003). During the three-month period ended December 31, 2003, operating income from continuing operations of $12,744,000 was 126.8% higher than $5,618,000 for the same period last year.

     The relationship of costs of sales to sales improved during the current year quarter compared to the prior year, as significantly better shingle pricing was achieved relative to asphalt and other raw materials costs. Although other selling, general and administrative costs (Other SG&A) increased 9.6% year-to-year, due primarily to increased business activity, the relationship of Other SG&A to sales improved in the current year quarter compared to the same period in the prior fiscal year.

     In December 2003, the company’s management and Board of Directors made the decision to exit Cybershield’s plastic metallization business. Cybershield’s results for all periods presented are reported as discontinued operations. Discontinued operations for the three-month period ended December 31, 2003 included a $1,592,000 pretax loss from operations, combined with pretax, noncash write-downs of $10,496,000 to reduce the book value of Cybershield’s assets to fair value. For the three-month period ended December 31, 2002, Cybershield reported a $343,000 operating profit.

     Interest expense, net, was $1,331,000 in the second quarter of fiscal 2004 compared to $1,373,000 in the same prior year period. In the second quarter of fiscal 2004, interest expense of $735,000 was capitalized related to the construction of an additional shingle plant in Tuscaloosa, Alabama, and other significant capital projects. In the second quarter of fiscal 2003, $201,000 of interest was capitalized.

     The company’s effective tax rate for continuing operations was 38.5% during the second quarter of fiscal 2004 compared to 38.9% for the same period in fiscal 2003. For the full fiscal year 2004, the company expects the effective tax rate from continuing operations to approximate 38.2%.

Results of Business Segments

     Sales in the Building Products segment increased 20.7% to $119,042,000 for the three months ended December 31, 2003 compared to $98,622,000 in the same prior year period. The significant year-to-year increase in sales is primarily the result of an $18,325,000 increase in premium roofing sales. Compared to the same quarter last year, unit shingle shipments increased 11.6%. Average shingle pricing increased approximately 6.6% compared to the year-ago quarter. For the three-month period ended December 31, 2003, external sales of performance nonwoven fabrics increased $767,000, or 13.4%, compared to the second quarter last year. Sales of composite building products were $1,411,000 in the second quarter of fiscal 2004. The company entered the composite wood business during the second quarter of fiscal 2003, but had only $83,000 of sales in the prior year quarter.

     Operating income for the Building Products segment of $14,908,000 for the three-month period ended December 31, 2003 increased 99.0% compared to $7,491,000 achieved in the same three-month period of fiscal 2003. Even though unit asphalt costs in the current year quarter were 2.3% higher than in the same quarter last year, significantly better shingle pricing relative to asphalt and other raw material costs, higher shingle and related internal nonwoven volumes, and lower glass fiber costs were largely responsible for the year-to-year profit improvement.

     Operating income gains attributable to higher premium roofing product sales were partially offset by an operating loss of approximately $1,000,000 for the composite wood business during the second quarter of fiscal 2004, compared to an operating loss of approximately $500,000 in last year’s second quarter. Sales of composite wood products during the seasonally slower quarter ended December 31, 2003 were nearly double those of the immediately preceding first quarter of fiscal 2004, as the company’s CrossTimbers™ brand of composite decking and fencing products became more established in distribution channels. Manufacturing efficiency continued to improve in the three-month period ended December 31, 2003, and production of a new generation, lighter-weight, voided product began during the quarter. The new product design reduces weight, without sacrificing product strength, while significantly reducing costs. Although sales improved sequentially from the first quarter to the second quarter of fiscal 2004, the sale of higher cost inventories, manufactured in previous quarters, inhibited significant profit improvement during the second quarter of fiscal 2004. Management expects a migration of its inventories from previously manufactured products to this new higher margin product by the fourth quarter of fiscal 2004, when this new business is anticipated to achieve operating profitability.

     Operating income for performance nonwoven fabrics increased during the second quarter of fiscal 2004 compared to the same period last year, primarily as a result of increased sales volumes and lower glass fiber costs.

     The Other, Technologies companies reported combined sales of $4,166,000 in the three months ended December 31, 2003 compared to $3,923,000 in the same period last year. Ortloff recognized license fee and consulting income of $2,437,000 in the three-month period ended December 31, 2003 compared to $2,057,000 in the comparable period last year. Chromium’s sales were marginally lower in the second quarter of fiscal 2004 compared to the same period last year. Elk Technologies had no significant sales of fire retardant mattress fabrics during the second quarter of fiscal 2004.

     Other, Technologies companies had combined operating income of $1,315,000 in the three-month period ended December 31, 2003, compared to $1,099,000 in the same period last year. Ortloff accounted for the majority of operating income in the second quarter of both 2004 and 2003. The higher level of profitability achieved in the current year period is primarily the result of higher license and consulting fees. Chromium was modestly profitable in the second quarter of fiscal year 2004 compared to reporting a small operating loss in the second quarter of fiscal 2003.

CHANGES IN THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2003 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2002.

Results of Operations

Overall Performance

     Sales from continuing operations of $282,947,000 during the six-month period ended December 31, 2003 (fiscal 2004) were 29.8% higher than $218,023,000 in the first six months of the prior fiscal year (fiscal 2003). During the six-month period ended December 31, 2003, income from continuing operations of $17,071,000 was 43.6% higher than $11,889,000 for the same period last year. Included in income from continuing operations in the first half of fiscal 2003 was $3,496,000 of benefit, net of tax, from the reversal of noncash stock option compensation (see note 6 – Noncash Stock Option Compensation). Income from continuing operations in the first half of fiscal 2004 was 103.4% higher than pro forma income from continuing operations of $8,393,000 in the year-ago half (which excludes the $3,496,000 after tax stock option compensation benefit in the year-ago period). For comparative purposes, management believes this comparison is appropriate, since the benefit resulted solely from changes in the company’s stock price and not from operations.

     Consolidated operating income from continuing operations of $30,326,000 in the period ended December 31, 2003 was 37.8% higher than $22,010,000 in the same period in the prior fiscal year. Operating income from continuing operations in the prior year period increased $5,378,000 as a result of the pretax benefit of the aforementioned noncash stock option compensation. Consolidated operating income from continuing operations in the first half of fiscal 2004 was 82.3% higher than pro forma consolidated operating income from continuing operations of $16,632,000 (which excludes the $5,378,000 noncash stock option compensation benefit in the year-ago quarter). For comparative purposes, management believes this comparison is appropriate, since the benefit resulted solely from changes in the company’s stock price and not from operations.

     As a percentage of sales, operating income from continuing operations was 10.7% in the first half of fiscal 2004 compared to 10.1% (7.6% on a pro forma basis which excludes the noncash stock option compensation benefit of 2.5% of sales) for the same period in fiscal 2003. Cost of sales was 78.7% of sales in the first half of fiscal 2004 compared to 80.2% in the prior year period. Higher asphalt and other raw material costs during the current year period were largely offset by better shingle pricing and increased shingle production, which reduced per unit manufacturing costs. Other selling, general and administrative (Other SG&A) costs in the six-month period ended December 31, 2003 were 13.6% higher than in the first half of the prior fiscal year, primarily as a result of increased business activity; however, as a percentage of sales, the relationship between sales and Other SG&A costs was significantly better in the current year.

     In December 2003, the company’s management and Board of Directors made the decision to exit Cybershield’s plastic metallization business. Cybershield’s results for all periods presented are reported as discontinued operations. Discontinued operations for the six-month period ended December 31, 2003 included a $3,007,000 pretax loss from operations, combined with pretax, noncash write-downs of $10,496,000 to reduce the book value of Cybershield’s assets to fair value. For the six-month period ended December 31, 2002, Cybershield reported a $118,000 operating loss.

     Interest expense, net, was $2,714,000 in the first half of fiscal 2004 compared to $3,053,000 in the same prior year period. In the first half of fiscal 2004, interest expense of $1,312,000 was capitalized related to the construction of an additional shingle plant in Tuscaloosa, Alabama, and other significant capital projects. In fiscal 2003, $248,000 of interest was capitalized.

     The company’s effective tax rate from continuing operations was 38.2% during the first half of fiscal 2004 compared to 37.3% for the same period in fiscal 2003. The difference between years primarily relates to the impact of noncash stock option compensation benefit on the effective tax rate in fiscal 2003.

Results of Business Segments

     Sales in the Building Products segment increased 30.4% to $276,409,000 for the six months ended December 31, 2003 compared to $211,938,000 in the same prior year period. The significant year-to-year increase in sales is primarily the result of a $60,979,000 increase in premium roofing sales. Compared to the same period last year, unit shingle shipments increased 23.1%, with most regions of the United States of America experiencing strong year-to-year growth. A significant portion of the unit volume increase, particularly during the first quarter of fiscal 2004, was attributable to strong roof replacement demand in hail-damaged Texas markets. Average shingle pricing increased about 5.6% compared to the year-ago period. For the six-month period ended December 31, 2003, external sales of performance nonwoven fabrics increased $1,432,000, or 10.2%, compared to the same period last year. Sales of composite building products were $2,143,000 in the first half of fiscal 2004. The company entered the composite wood business in the second quarter of fiscal 2003 and reported $83,000 in sales during the first half of fiscal 2003.

     Operating income for the Building Products segment of $36,812,000 for the six-month period ended December 31, 2003 increased 67.4% compared to $21,989,000 achieved in the first half of fiscal 2003. Higher operating income from premium roofing products resulted primarily from higher unit volumes, combined with an improved relationship between shingle pricing and asphalt costs. Operating income gains attributable to higher premium roofing product sales were partially offset by an operating loss of approximately $2,100,000 for the composite wood business during the first half of fiscal 2004. The composite wood business had an approximate $500,000 operating loss in the six-month period ended December 31, 2002.

     The Other, Technologies companies reported combined sales of $6,538,000 in the first six months of fiscal 2004 compared to $6,085,000 in the same period in fiscal 2003. Ortloff recognized higher license fee and consulting income in the six-month period ended December 31, 2003 compared to the same period last year. Chromium’s sales were marginally lower in the first half of fiscal 2004 compared to the same period last year. During the first quarter of fiscal 2004, Chromium and the Electro-Motive Division of General Motors (GM EMD) signed a manufacturer’s representation agreement whereby GM EMD will promote and market Chromium’s reciprocating engine components through the extensive GM EMD sales network in international and specific domestic markets. Elk Technologies had no significant sales of fire retardant mattress fabrics during the first half of fiscal 2004.

     Other, Technologies companies had combined operating income of $702,000 in the six-month period ended December 31, 2003, compared to $537,000 in the same period last year. Chromium was modestly profitable in the first half of fiscal year 2004 and incurred a small operating loss in the first half of fiscal 2003. Ortloff had an operating income of approximately $1,000,000 in the fiscal 2004 period, compared to approximately $700,000 operating income in the fiscal 2003 period. Elk Technologies incurred approximately $350,000 in start-up costs in the first half of fiscal 2004. It had not yet begun operations in the first half of fiscal 2003.

Financial Condition

     Cash flows from operating activities are generally the result of income from operations, deferred taxes, depreciation and amortization, and changes in working capital. During the first six months of fiscal 2004, the company generated operating cash flows from operating activities of $60,852,000, compared to $29,015,000 for the first six months in fiscal 2003. Due primarily to seasonal factors, trade receivables at December 31, 2003 were $37,135,000 lower than at June 30, 2003. The current ratio was 3.6 to 1 at both December 31, 2003 and June 30, 2003. Historically, working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months. The company expects a significant increase in working capital between December 31, 2003 and June 30, 2004, primarily due to the normal increase in trade receivables during the calendar 2004 roofing season, which typically runs from March until mid-November.

     Cash flows from investing activities primarily reflect the company’s capital expenditure strategy. Net cash used for investing activities was $33,623,000 in the first six months of fiscal 2004 compared to $21,840,000 in the same period last year. Approximately $24,400,000 of current year capital expenditures relate to construction of a second shingle manufacturing plant at the Tuscaloosa, Alabama facility, including the installation of certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. This new facility is scheduled to begin limited manufacturing operations in the fourth quarter of fiscal 2004 and is expected to be fully operational in early fiscal 2005. Capital expenditures are projected to be approximately $64,000,000 in fiscal 2004, including approximately $37,000,000 (inclusive of the aforementioned $24,400,000) to complete the new Tuscaloosa plant, approximately $6,000,000 for productivity enhancement projects, and approximately $6,000,000 to upgrade certain key information technology platforms. After fiscal 2004, capital expenditures are currently expected to be approximately $15,000,000 — $20,000,000 per year, excluding any future major capacity initiatives that may be undertaken.

     Cash flows from financing activities generally reflect changes in the company’s borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash used for financing activities was $1,213,000 in the first half of fiscal 2004 compared to $1,807,000 in the same period in fiscal 2003. There was no change in the amount of principal debt outstanding during the first half of fiscal 2004. The decrease in long-term debt during the first half of fiscal 2004 was the result of a $4,124,000 adjustment in the fair value of long-term debt resulting from a decline in the value of the interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of long-term debt through 2012. The decline in the value of the swap was the result of swap payments received and an increase in market interest rates since June 30, 2003. This fair market adjustment to the carrying amount of long-term debt is offset by recording a corresponding amount in other assets for the value of the interest rate swap instrument.

     At December 31, 2003, liquidity consisted of $31,072,000 of cash and cash equivalents and $107,403,000 of available borrowings under the company’s $110,000,000 committed Revolving Credit Facility. The debt to capital ratio (after deducting cash and cash equivalents from $145,000,000 of principal debt) was 35.9%. The company has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

     The company’s Board of Directors has authorized the purchase of common stock from time to time on the open market. As of December 31, 2003, the company has repurchase authority of approximately $10,600,000 remaining.

     See footnote 10 on page 11 of this Form 10-Q for a summary of the company’s environmental risk and footnote 13 on page 13 for a discussion of new accounting standards.

     Management believes that current cash and cash equivalents, projected cash flows from operations, and its existing debt capacity should be sufficient during fiscal 2004 and beyond to fund the Tuscaloosa, Alabama plant construction, other planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements.

Critical Accounting Policies

     The company’s condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based on the information available. The accounting policies which management believes are the most critical to fully understanding and evaluating the company’s reported financial results are:

-	Collectibility of Accounts Receivable

-	Accruals for Loss Contingencies, including product warranties, litigation, environmental exposure and self-insurance reserves

-	Inventories

-	Revenue Recognition

-	Impairment of Long-Lived Assets

     These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 26 in the company’s Form 10-K for its fiscal year ended June 30, 2003. There were no significant changes in critical accounting policies during the six-month period ended December 31, 2003.

Forward-Looking Statements

     In an effort to give investors a well-rounded view of the company’s current condition and future opportunities, management’s discussion and analysis of the results of operations and financial condition and other sections of this Form 10-Q contain “forward-looking statements” that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as “optimistic,” “outlook,” “believe,” “estimate,” “potential,” “project,” “expect,” “anticipate,” “plan,” “predict,” “could,” “should,” “may,” “likely,” “possible,” or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to:

1.	The company’s building products business is substantially non-cyclical, but can be affected by weather, the availability of financing, insurance claims paying practices, and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the company’s products, lower prices received or reduced utilization of plant facilities. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

2.	In the building products business, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Historically, the company has been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should the company be unable to recover higher raw material, energy and/or transportation costs, including anticipated higher trucking costs resulting from recent regulatory changes in the trucking industry, from price increases of its products, operating results could be adversely affected and/or lower than projected.

3.	Temporary shortages or disruption in supply of raw materials or transportation do result from time to time from a variety of causes. If the company experiences temporary shortages or disruption of supply of raw materials, operating results could be adversely affected and/or lower than projected.

4.	The company has been involved in a significant expansion plan over the past several years, including the construction of new facilities and the expansion of existing facilities. The new Tuscaloosa, Alabama facility is scheduled to begin limited manufacturing operations in the fourth quarter of fiscal 2004 and is expected to be fully operational in early fiscal 2005. The company expects that fixed operating costs will increase approximately $14,000,000 annually as a result of this new facility. However, the company also believes that during fiscal 2005, higher asphalt shingle sales resulting from growth in market demand and expanded manufacturing capacity will offset these higher operating costs. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new and expanded plant facilities. If such progress is slower than anticipated, or if demand for products produced at new or expanded plants does not meet current expectations, operating results could be adversely affected.

5.	Certain facilities of the company’s subsidiaries must utilize hazardous materials in their production process. As a result, the company could incur costs for remediation activities at its facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

6.	The company’s litigation is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

7.	Although the company currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds or borrowings under its available credit facilities, significant increases in interest rates could substantially affect its borrowing costs or its cost of alternative sources of capital.

8.	Each of the company’s businesses is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of the company’s technology, products and services, or the method and profitability of the method of distribution or delivery of such technology, products and services. In addition, the company’s businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers’ plans and/or markets should change significantly.

9.	Although the company insures itself against physical loss to its manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds, and explosions, operating results could be adversely affected if any of its manufacturing facilities became inoperable for an extended period of time due to these or other events, including but not limited to acts of God, war or terrorism.

10.	Each of the company’s businesses is actively involved in the development of new products, processes and services which are expected to contribute to the company’s ongoing long-term growth and earnings. Products using VersaShield fire retardant coatings have not yet produced significant commercial sales. Its market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. Further, the company’s CrossTimbers brand of composite decking and fencing products is migrating its inventories from previously manufactured products to a new-generation, lighter-weight, lower cost product. The company believes that this migration of products will allow this business to achieve operating profitability. If such development activities are not successful, regulatory requirements are less stringent than currently predicted, market demand is less than expected, or the company cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the risks inherent in its operations, the company is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the company’s exposure to the risks of changing commodity prices and interest rates. The company has no significant foreign exchange risk. Derivatives are held from time to time only as part of a formally documented risk management program. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for trading purposes. The company has entered into derivative transactions related to interest rate risk and its exposure to natural gas used in its manufacturing plants, as summarized in the following paragraphs.

     The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, in November 2003, the company entered into a hedge transaction to fix the price on 50% of its projected natural gas usage from December 1, 2003 through April 30, 2004. It is anticipated that similar hedging strategies will be utilized in the future. The fair value of the hedge for natural gas was $118,000 ($73,000 net of tax) at December 31, 2003.

     The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of its outstanding debt at December 31, 2003. The fair value of this swap was $3,402,000 at December 31, 2003. Based on outstanding debt at December 31, 2003, the company’s interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The company completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in the company’s periodic SEC filings.

b)	Changes in Internal Control

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

(a)	The company’s Annual Meeting of Shareholders was held on October 28, 2003 for the purpose of electing two directors and ratifying the appointment of the company’s independent auditors.

(b)	Directors Elected

	NUMBER OF VOTES

	FOR	AGAINST	WITHHELD

Thomas D. Karol	17,523,079	272,064	693,929
Dale V. Kesler	17,387,519	407,624	693,929

(c)	Other Directors Whose Term Continued After the Meeting:

James E. Hall
Harold K. Work
Michael L. McMahan
Richard A. Nowak
David W. Quinn

(d)	Other matters voted upon at the meeting and the number of affirmative votes, negative votes and abstentions.

	NUMBER OF VOTES

	FOR	AGAINST	ABSTENTIONS

Ratification of PricewaterhouseCoopers as independent auditors of the company for the fiscal year ending June 30, 2004	17,258,494	773,095	187,483

Item 5: Other Information

          On February 2, 2004, the company announced that effective March 15, 2004, Gregory J. Fisher, Senior Vice President and Controller will succeed Harold R. Beattie, Jr. as Chief Financial Officer, in addition to maintaining his current responsibilities. Leonard R. Harral, Vice President and Chief Accounting Officer, will assume the additional position of Treasurer. Mr. Beattie resigned from the company to pursue other business opportunities effective as of March 15, 2004. He will continue to serve as a financial advisor to the company for a transition period until July 15, 2004.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.19	Fifth Amendment to Credit Agreement dated as of December 5, 2003 among the company, Bank One, N.A., as Documentation Agent, and Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The company filed one report on Form 8-K during the quarter ended December 31, 2003. The company filed a Form 8-K on October 17, 2003 relating to a press release containing preliminary earnings estimates for the fiscal 2004 first quarter, including “forward-looking” statements about its prospects for the future.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp

DATE: February 9, 2004	/s/ Harold R. Beattie, Jr.

Harold R. Beattie, Jr. Senior Vice President, Chief Financial Officer and Treasurer

/s/ Leonard R. Harral

Leonard R. Harral Vice President and Chief Accounting Officer

Index to Exhibits

Exhibit No.	Description
4.19	Fifth Amendment to Credit Agreement dated as of December 5, 2003 among the company, Bank One, N.A., as Documentation Agent, and Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002