Form 10-Q
period 2004-03-31
ELKCORP
filed 2004-05-14
CIK 32017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_______

Commission File Number 1-5341

ELKCORP

(Exact name of Registrant as specified in its charter)

DELAWARE	75-1217920

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14911 QUORUM DRIVE, SUITE 600, DALLAS, TEXAS	75254-1491

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972)851-0500

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒. No ☐.

     As of close of business on May 3, 2004, the Registrant had outstanding 19,710,659 shares of Common Stock, par value $1 per share.

ELKCORP AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2004

     PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

ELKCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands)

	March 31,	June 30,
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$321	$5,056
Trade receivables, less allowance of $829 and $935	112,600	118,252
Inventories –
Finished goods	52,484	44,606
Work-in-process	118	89
Raw materials	8,349	8,826

Total inventories	60,951	53,521

Prepaid expenses and other	8,871	6,689
Deferred income taxes	5,405	2,808
Discontinued operations	5,408	19,369

Total current assets	193,556	205,695

Property, Plant and Equipment, at Cost	389,333	348,888
Less — accumulated depreciation	(128,955)	(122,626)

Property, plant and equipment, net	260,378	226,262

Other Assets	9,387	10,334

	$463,321	$442,291

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$22,277	$35,369
Accrued liabilities	22,235	18,958
Discontinued operations	922	1,212

Total current liabilities	45,434	55,539

Long-Term Debt	167,422	152,526
Deferred Income Taxes	42,583	37,698
Shareholders’ Equity -
Common stock ($1 par, 19,988,078 shares issued)	19,988	19,988
Paid-in-capital	57,543	57,331
Unearned compensation – unvested restricted stock	(550)	(385)
Accumulated other comprehensive income	9	—
Retained earnings	136,371	126,969

	213,361	203,903
Less — Treasury stock (294,415 and 451,185 shares, at cost)	(5,479)	(7,375)

Total shareholders’ equity	207,882	196,528

	$463,321	$442,291

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales	$131,947	$123,616	$414,894	$341,639

Cost and Expenses
Cost of sales	105,332	100,134	327,873	274,790
Selling, general and administrative:
Other selling, general and administrative	15,435	14,911	45,515	41,327
Noncash stock option compensation	—	—	—	(5,378)

Income from Operations	11,180	8,571	41,506	30,900

Interest Expense, Net	1,185	1,469	3,899	4,522

Income From Continuing Operations
Before Income Taxes	9,995	7,102	37,607	26,378
Provision for income taxes	3,748	2,707	14,289	9,887

Income From Continuing Operations	6,247	4,395	23,318	16,491
Income (Loss) From Discontinued
Operations, Net of Income Taxes	(2,189)	67	(10,966)	(217)

Net Income	$4,058	$4,462	$12,352	$16,274

Income (Loss) Per Share – Basic
Income from continuing operations	$.32	$.23	$1.19	$.85
Discontinued operations	(.11)	—	(.56)	(.01)

Net income	$.21	$.23	$.63	$.84

Income (Loss) Per Share – Diluted
Income from continuing operations	$.31	$.23	$1.17	$.84
Discontinued operations	(.11)	—	(.55)	(.01)

Net income (loss)	$.20	$.23	$.62	$.83

Dividends Per Common Share	$.05	$.05	$.15	$.15

Average Common Shares Outstanding (000’s)
Basic	19,633	19,477	19,588	19,474

Diluted	20,009	19,570	19,914	19,581

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Nine Months Ended
	March 31,
	2004	2003
Cash Flows From Operating Activities
Income from continuing operations	$23,318	$16,491
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	13,332	12,751
Deferred income taxes	2,288	3,984
Changes in assets and liabilities:
Trade receivables	5,652	(6,774)
Inventories	(7,430)	(12,674)
Prepaid expenses and other	(2,182)	1,071
Accounts payable and accrued liabilities	(9,815)	(2,205)

Net cash provided by continuing operations	25,163	12,644
Net cash provided by (used for) discontinued operations	2,706	(104)

Net cash provided by operating activities	27,869	12,540

Cash Flows From Investing Activities
Additions to property, plant and equipment	(47,449)	(32,705)
Acquisition of business	—	(2,224)
Other	(357)	(249)

Net cash used for investing activities	(47,806)	(35,178)

Cash Flows From Financing Activities
Proceeds from sale of Senior Notes	—	25,000
Borrowings on Revolving Credit Facility, net	16,200	—
Dividends on common stock	(2,950)	(2,923)
Proceeds from stock option purchases	1,952	158

Net cash provided by financing activities	15,202	22,235

Net Decrease in Cash and Cash Equivalents	(4,735)	(403)
Cash and Cash Equivalents at Beginning of Year	5,056	12,436

Cash and Cash Equivalents at End of Period	$321	$12,033

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — General

     The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended March 31, 2004 and 2003. Because of seasonal, weather-related conditions in some of the company’s market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

Note 2 – Company Segments

     The Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) nontoxic composite wood decking, marine dock, and fencing products. Building Products accounted for 94% or more of consolidated sales during all periods presented in this Form 10-Q.

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

     In December 2003, the company made the decision to discontinue Cybershield, Inc. (Cybershield) and to sell Cybershield or its assets no later than December 2004. Cybershield had previously been included in Other, Technologies for segment reporting purposes. Prior periods have been restated to present Cybershield as a discontinued operation in all periods presented.

Financial information by company segment is summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales from Continuing Operations
Building Products	$127,804	$116,981	$404,213	$328,919
Other, Technologies	4,143	6,635	10,681	12,720

	$131,947	$123,616	$414,894	$341,639

Operating Profit from Continuing Operations
Building Products	$13,517	$8,092	$50,329	$30,081
Other, Technologies	814	2,902	1,516	3,439
Corporate and other, excluding noncash stock option compensation	(3,151)	(2,423)	(10,339)	(7,998)
Noncash stock option compensation	—	—	—	5,378

	11,180	8,571	41,506	30,900
Interest expense, net	1,185	1,469	3,899	4,522

Income from continuing operations before income taxes	$9,995	$7,102	$37,607	$26,378

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Depreciation and Amortization
Building Products	$3,654	$3,409	$10,826	$10,237
Other, Technologies	195	181	520	518
Corporate	686	638	1,986	1,996

	$4,535	$4,228	$13,332	$12,751

Capital Expenditures
Building Products	$12,679	$13,225	$43,253	$31,789
Other, Technologies	46	44	186	182
Corporate	1,346	144	4,010	734

	$14,071	$13,413	$47,449	$32,705

	March 31,	June 30,
Identifiable Assets	2004	2003
Building Products	$409,322	$376,110
Other, Technologies	20,279	18,772
Corporate	28,312	28,040
Discontinued Operations	5,408	19,369

	$463,321	$442,291

Note 3 – Product Sales

     The following table summarizes sales from continuing operations by product category, excluding intercompany sales, for the three-month and nine-month periods ended March 31, 2004 and March 31, 2003:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Premium roofing	$117,700	$109,251	$376,499	$307,072
Performance nonwoven fabrics	8,007	7,484	23,474	21,518
Composite building products	2,097	246	4,240	329
Technology licensing and consulting fees	1,811	4,936	4,698	7,189
Hard chrome and other surface finishes	2,289	1,696	5,938	5,528
Fire-retardant fabrics	43	3	45	3

	$131,947	$123,616	$414,894	$341,639

Note 4 – Earnings Per Share

     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options and restricted shares.

In accordance with SFAS No. 128, “Earnings per Share,” diluted earnings per share from discontinued operations presented on the Consolidated Statements of Operations were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless of whether those amounts were antidilutive to their respective basic per share amounts. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	($ In thousands)		($ In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Income from continuing operations	$6,247	$4,395	$23,318	$16,491

Denominator for basic earnings per share – weighted average shares outstanding	19,633	19,477	19,588	19,474
Effect of dilutive securities:
Restricted shares and employee stock options	376	93	326	107

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under incentive stock option plan and vesting of restricted shares using the treasury stock method	20,009	19,570	19,914	19,581

Basic earnings per share from continuing operations	$.32	$.23	$1.19	$.85

Diluted earnings per share from continuing operations	$.31	$.23	$1.17	$.84

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	727,240	1,666,000	727,500	1,623,815

Note 5 – Accounting for Stock-Based Compensation

     The company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans. Refer to Note 6 – Noncash Stock Option Compensation on page 9 of this Form 10-Q for a more detailed description of the company’s application of APB No. 25. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three-month and nine-month periods ended March 31, 2004 and 2003, assuming all options granted in 1996 and thereafter were valued at grant date using the Black-Scholes model, would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income as reported	$4,058	$4,462	$12,352	$16,274

Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	—	—	—	(3,496)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1996, net of related tax effects	(585)	(550)	(1,936)	(1,717)

Pro forma earnings	$3,473	$3,912	$10,416	$11,061

Earnings per common share:
Basic – as reported	$.21	$.23	$.63	$.84

Basic – pro forma	$.18	$.20	$.53	$.57

Diluted – as reported	$.20	$.23	$.62	$.83

Diluted – pro forma	$.17	$.20	$.52	$.56

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

Note 7 – Comprehensive Income

     Total comprehensive income for the three-month and nine-month periods ended March 31, 2004 and 2003 was as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$4,058	$4,462	$12,352	$16,274
Derivative transactions	(64)	—	9	—

Total comprehensive income	$3,994	$4,462	$12,361	$16,274

Note 8 – Long-Term Debt

     At March 31, 2004 the company had $110,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. On May 5, 2004, the Facility was increased by $15,000,000 to $125,000,000, with no change in terms, covenants or maturity. At March 31, 2004, $16,200,000 of borrowings and $3,079,000 of letters of credit were outstanding on the Facility. No borrowings were outstanding on the Facility at June 30, 2003, although letters of credit totaling $2,597,000 were outstanding at that date.

     Senior Notes (Notes) having a principal balance of $145,000,000 were outstanding at March 31, 2004 and June 30, 2003. In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of debt through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. Accordingly, long-term debt reflected on the balance sheet is summarized as follows:

	March 31,	June 30,
(In thousands)	2004	2003
Senior Notes – principal balance	$145,000	$145,000
Revolving credit facility	16,200	—
Fair value of interest rate swap	6,222	7,526

	$167,422	$152,526

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

Warranty
(In thousands)	Liability
Balance at June 30, 2003	$2,675
Amounts charged to expense	2,011
Warranty settlements	(1,886)

Balance at March 31, 2004	$2,800

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

     Under the VCP, Chromium submitted a testing program, which the TCEQ has approved, for a supplemental groundwater and soil assessment at the facility. This program was designed to, among other things, further define the cleanup requirements at the site. Once the investigation is complete, Chromium intends to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program. Preliminary results from recent groundwater and soil assessments indicate that there has been no environmental impairment beyond company property boundaries or to any aquifer. However, until Chromium has the final results from its supplemental assessment and completes its cleanup plan, the estimate of costs to remediate the site are not determinable, nor can the company determine at this point in time if it is reasonably possible that it will incur material additional costs at the site. If a remediation plan similar to a plan successfully used at another Chromium plant is approved by TCEQ, remediation costs will be immaterial to the company’s consolidated results of operations, financial position and liquidity. However, other potential scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company. It is not possible to estimate potential environmental exposure until this testing is complete and a remediation plan is developed for submission to the TCEQ. The company believes that sufficient information for establishing a reserve for this environmental exposure in accordance with SFAS No. 5, “Accounting for Contingencies,” may be available by the end of the first half of fiscal 2005, and further anticipates that it may be in a position at that time to determine if it is reasonably possible that the company will incur material additional costs with regard to this site.

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

Note 11 – Income Taxes

     In August 2003, the Internal Revenue Service (IRS) completed audits of the company’s consolidated tax returns through fiscal 2001. A notice of proposed adjustment disallowing the timing of certain deductions for tax years 1998 through 2001 was rendered in connection with these audits. In December 2003, the company reached a tentative agreement with the local office of the IRS. The tentative agreement had no impact on net income or earnings per share. The deferred tax balance and income tax receivable were each reduced by approximately $400,000 to reflect the tentative agreement. The tentative agreement has been submitted to the Joint Committee of the IRS for final review and approval.

Note 12 – Discontinued Operations

     In December 2003, company management and the Board of Directors concluded that the risk and prospects for future success of Cybershield do not justify the additional investment of capital and other resources that would be required to continue Cybershield’s operations. Progress towards replacing lost cellular revenue with revenue from other sources was progressing slower than anticipated, and the profit contribution from new commercial production of EXACT business was lower than originally contemplated. Accordingly, the decision was made to discontinue Cybershield and to sell its operations or its assets. The company had previously decided to sell Cybershield’s Canton, Georgia facility. Therefore, the Canton, Georgia facility is included as a component of discontinued operations. The company expects that the sale of Cybershield or its assets will be completed no later than December 2004. As a result of these actions, Cybershield is classified as a discontinued operation in the Condensed Consolidated Financial Statements pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Cybershield had previously been included in Other, Technologies for segment reporting purposes, and prior periods have been restated to present Cybershield as a discontinued operation in all periods presented.

     In the three-month and nine-month periods ended March 31, 2004, the company reported losses from discontinued operations of $2,189,000 and $10,966,000, net of tax. Included in these losses are write-downs of Cybershield’s net assets to fair market value. Write-down of assets of Cybershield’s Lufkin facility totaling $10,496,000 were recorded in the quarter ended December 31, 2003, and write-downs totaling $1,850,000 relating to the Canton facility were recorded in the quarter ended March 31, 2004 as a result of market conditions and an updated fair value analysis performed by independent valuation experts. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” other costs to exit or dispose of Cybershield, including severance costs, termination of contractual obligations, and ongoing plant costs will be recorded as liabilities are incurred, most of which are expected to be incurred during the remainder of fiscal 2004.

     Net assets of discontinued operations at March 31, 2004 ($000) are summarized as follows:

Current Assets:
Trade receivables	$528
Inventory	636
Long-lived assets held for sale	4,098
Other	146

5,408

Current Liabilities:
Accounts payable and accrued liabilities	922

Net Assets	$4,486

     Summary operating results of discontinued operations are summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales	$1,773	$6,156	$6,445	$17,278
Cost of sales	2,592	5,416	8,934	15,320
Selling, general and administrative	699	637	2,036	2,292
Write-down of assets	1,850	—	12,346	—

Operating income (loss)	(3,368)	103	(16,871)	(334)
Provision (credit) for income taxes	(1,179)	36	(5,905)	(117)

Net income (loss) from discontinued operations	$(2,189)	$67	$(10,966)	$(217)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the company for the periods ended March 31, 2004 and March 31, 2003. The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report on Form 10-Q. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s annual report on Form 10-K for the year ended June 30, 2003.

     The following table and subsequent discussions set forth operating data from continuing operations of the company as a percentage of net sales for the periods indicated. The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included elsewhere herein.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.8	81.0	79.0	80.5

Gross margin	20.2	19.0	21.0	19.5
Selling, general and administrative:
Other selling, general and administrative	11.8	12.1	11.0	12.1
Noncash stock option compensation	—	—	—	(1.6)

Income from operations	8.4	6.9	10.0	9.0
Interest expense, net	.9	1.2	.9	1.3

Income from continuing operations before income taxes	7.5	5.7	9.1	7.7
Provision for income taxes	2.8	2.2	3.5	2.9

Income from continuing operations	4.7%	3.5%	5.6%	4.8%

CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2003.

Overall Performance

     Sales from continuing operations of $131,947,000 during the three-month period ended March 31, 2004 were 6.7% higher than $123,616,000 in the same period of the prior fiscal year. During the three-month period ended March 31, 2004, operating income from continuing operations of $11,180,000 was 30.4% higher than $8,571,000 for the same period last year.

     The relationship of cost of sales to sales improved during the current year quarter compared to the prior year, as improved shingle pricing was achieved relative to the cost of asphalt and other raw materials. Other selling, general and administrative costs (Other SG&A) increased 3.5% year-to-year. Higher Other SG&A costs in the current year period from increased business activity were partially offset by lower compensation expenses compared to the prior year period relating to technology licensing fees. The overall relationship of Other SG&A to sales improved in the current year quarter compared to the same period in the prior fiscal year.

     Interest expense, net, was $1,185,000 in the third quarter of fiscal 2004 compared to $1,469,000 in the same prior year period. In the third quarter of fiscal 2004, interest expense of $798,000 was capitalized related to the construction of an additional shingle plant in Tuscaloosa, Alabama, and other significant capital projects. In the third quarter of fiscal 2003, $273,000 of interest was capitalized.

     The company’s effective tax rate for continuing operations was 37.5% during the third quarter of fiscal 2004 compared to 38.1% for the same period in fiscal 2003. For the full fiscal year 2004, the company expects the effective tax rate from continuing operations to approximate 38.0%.

     In December 2003, the company’s management and Board of Directors made the decision to exit Cybershield’s plastic metallization business as progress towards replacing lost cellular revenue with revenue from other sources was progressing slower than anticipated, and the profit contribution from the new commercial production of EXACT business was lower than originally contemplated. Cybershield’s Canton facility is also included as a component of the Cybershield disposal group, as the company had previously decided to sell that facility. Cybershield’s results for all periods presented are reported as discontinued operations. Discontinued operations for the three-month period ended March 31, 2004 included a $1,518,000 pretax loss from operations, combined with a pretax, noncash write-down of $1,850,000 to reduce the book value of the Canton, Georgia facility to fair value based on current market conditions. For the three-month period ended March 31, 2003, Cybershield reported a $103,000 operating profit.

Results of Business Segments

     Sales in the Building Products segment increased 9.3% to $127,804,000 for the three months ended March 31, 2004 compared to $116,981,000 in the same prior year period. The year-to-year increase in sales is primarily the result of an $8,449,000, or 7.7%, increase in premium roofing products sales. Compared to the same quarter last year, unit shingle shipments increased 2.9%. Average shingle pricing increased approximately 2.4% compared to the year-ago quarter. For the three-month period ended March 31, 2004, external sales of performance nonwoven fabrics increased $523,000, or 7.0%, compared to the third quarter last year. Sales of composite building products were $2,097,000 in the third quarter of fiscal 2004. The company entered the composite wood business during the second quarter of fiscal 2003, and reported only $246,000 of sales in the quarter ended March 31, 2003.

     Operating income for the Building Products segment of $13,517,000 for the three-month period ended March 31, 2004 increased 67.0% compared to $8,092,000 achieved in the same three-month period of fiscal 2003. In addition to the aforementioned increase in shipments and pricing, unit asphalt costs in the current year quarter were 6.0% lower compared to the same quarter last year. Total unit production increased 15.0% in the quarter ended March 31, 2004 compared to the same quarter in the prior fiscal year, lowering the per unit cost. This increased production reflects capacity additions completed earlier this fiscal year at the roofing plants located in Shafter, California and Myerstown, Pennsylvania. Management expects favorable roofing market conditions to continue into the fourth quarter of fiscal 2004. Although asphalt costs in the fourth quarter of fiscal 2004 are expected to be lower than in the fourth quarter of fiscal 2003, such costs are expected to be higher than those incurred in the first nine months of fiscal 2004. Further, upward pressure also continues on transportation costs due to higher fuel prices and lower driver productivity due to new regulatory restrictions on working hours. To offset these expected higher costs, the company announced a 5% price increase, effective on June 1, 2004 on all roofing and accessory products.

     The composite wood business incurred an operating loss of approximately $350,000 during the third quarter of fiscal 2004, compared to an operating loss of approximately $1,000,000 in last year’s third quarter. Higher sales, improved yields and throughput allowed this business to achieve operating profitability in the month of March 2004. This business is expected to achieve profitable operations in the fourth quarter of fiscal 2004.

     Operating income for performance nonwoven fabrics increased during the third quarter of fiscal 2004 compared to the same period last year, primarily as a result of increased sales volumes and lower glass fiber costs.

     The Other, Technologies companies reported combined sales of $4,143,000 in the three months ended March 31, 2004 compared to $6,635,000 in the same period last year. Ortloff recognized license fee and consulting income of $1,811,000 in the three-month period ended March 31, 2004 compared to $4,936,000 in the comparable period last year. In the prior year, Ortloff’s proprietary gas processing technology was selected for use in several large international projects. Licensing revenues can vary significantly between reporting periods since this business is largely project driven. Chromium’s sales were $2,289,000, or 35% higher, in the third quarter of fiscal 2004 compared to $1,696,000 in the same period last year. Elk Technologies began shipping modest amounts of fire retardant mattress fabrics during the third quarter of fiscal 2004. In addition, three other bedding makers chose the company’s fire-barrier technology for fire-resistant mattresses.

     Other, Technologies companies had combined operating income of $814,000 in the three-month period ended March 31, 2004, compared to $2,902,000 in the same period last year. The lower level of profitability achieved in the current year period is primarily the result of the aforementioned lower license and consulting fees. Chromium’s operating income was higher in the third quarter of fiscal year 2004 than in the third quarter of fiscal 2003, primarily due to higher sales.

CHANGES IN THE NINE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2003.

Overall Performance

     Sales from continuing operations of $414,894,000 during the nine-month period ended March 31, 2004 were 21.4% higher than $341,639,000 in the first nine months of the prior fiscal year. During the nine-month period ended March 31, 2004, income from continuing operations of $23,318,000 was 41.4% higher than $16,491,000 for the same period last year. Included in income from continuing operations in the prior year period was $3,496,000 of benefit, net of tax, from the reversal of noncash stock option compensation (see note 6 – Noncash Stock Option Compensation). Income from continuing operations in the first nine months of fiscal 2004 was 79.4% higher than pro forma income from continuing operations of $12,995,000 in the year-ago period (which excludes the $3,496,000 after tax stock option compensation benefit in the year-ago period). For comparative purposes, management believes this comparison is appropriate, since the fiscal 2003 benefit resulted solely from changes in the company’s stock price and not from operations.

     Consolidated operating income from continuing operations of $41,506,000 in the period ended March 31, 2004 was 34.3% higher than $30,900,000 in the same period in the prior fiscal year. Operating income from continuing operations in the prior year period included a $5,378,000 pretax benefit as a result of the aforementioned noncash stock option compensation. Consolidated operating income from continuing operations in the first nine months of fiscal 2004 was 62.6% higher than pro forma consolidated operating income from continuing operations of $25,522,000 (which excludes the $5,378,000 noncash stock option compensation benefit in the year-ago period). For comparative purposes, management believes this comparison is appropriate, since the fiscal 2003 benefit resulted solely from changes in the company’s stock price and not from operations.

     As a percentage of sales, operating income from continuing operations was 10.0% in the first nine months of fiscal 2004 compared to 9.0% (7.4% on a pro forma basis which excludes the noncash stock option compensation benefit of 1.6% of sales) for the same period in fiscal 2003. Cost of sales was 79.0% of sales in the first nine months of fiscal 2004 compared to 80.5% in the prior year period. Higher asphalt and other raw material costs during much of the current year period were largely offset by better shingle pricing and increased shingle production, which reduced per unit manufacturing costs. Other selling, general and administrative (Other SG&A) costs in the nine-month period ended March 31, 2004 were 10.1% higher than in the first nine months of the prior fiscal year, primarily as a result of increased business activity; however, as a percentage of sales, the relationship between sales and Other SG&A costs was significantly better in the current year.

     Interest expense, net, was $3,899,000 in the first nine months of fiscal 2004 compared to $4,522,000 in the same prior year period. In the first nine months of fiscal 2004, interest expense of $2,110,000 was capitalized related to the construction of an additional shingle plant in Tuscaloosa, Alabama, and other significant capital projects. In the comparable period in fiscal 2003, $521,000 of interest was capitalized.

     The company’s effective tax rate from continuing operations was 38.0% during the first nine months of fiscal 2004 compared to 37.5% for the same period in fiscal 2003. The difference between years primarily relates to the impact of noncash stock option compensation benefit on the effective tax rate in fiscal 2003.

     In December 2003, the company’s management and Board of Directors made the decision to exit Cybershield’s plastic metallization business. Cybershield’s results for all periods presented are reported as discontinued operations. Discontinued operations for the nine-month period ended March 31, 2004 included a $4,525,000 pretax loss from operations, combined with pretax, noncash write-downs of $12,346,000 to reduce the book value of Cybershield’s assets to fair value. For the nine-month period ended March 31, 2003, Cybershield reported a $217,000 operating loss, net of tax.

Results of Business Segments

     Sales in the Building Products segment increased 22.9% to $404,213,000 for the nine months ended March 31, 2004 compared to $328,919,000 in the same prior year period. The significant year-to-year increase in sales is primarily the result of a $69,427,000, or 22.6% increase in premium roofing products sales. Compared to the same period last year, unit shingle shipments increased 16.0%, with most regions of the United States of America experiencing strong year-to-year growth. A significant portion of the unit volume increase, particularly during the early part of fiscal 2004, was attributable to strong roof replacement demand in hail-damaged Texas markets. Average shingle pricing increased about 4.5% compared to the year-ago period. For the nine-month period ended March 31, 2004, external sales of performance nonwoven fabrics increased $1,956,000, or 9.1%, compared to the same period last year. Sales of composite building products were $4,240,000 in the first nine months of fiscal 2004. The company entered the composite wood business in the second quarter of fiscal 2003 and reported $329,000 in sales during the comparable period last year.

     Operating income for the Building Products segment of $50,329,000 for the nine-month period ended March 31, 2004 increased 67.3% compared to $30,081,000 achieved in the first nine months of fiscal 2003. Higher operating income from premium roofing products resulted primarily from higher unit volumes, combined with an improved relationship between shingle pricing and asphalt costs. Operating income gains attributable to higher premium roofing product sales were partially offset by an operating loss of approximately $2,500,000 for the composite wood business during the first nine months of fiscal 2004. The composite wood business had an approximate $1,500,000 operating loss in the nine-month period ended March 31, 2003.

     The Other, Technologies companies reported combined sales of $10,681,000 in the first nine months of fiscal 2004 compared to $12,720,000 in the same period in fiscal 2003. Ortloff recognized lower license fee and consulting income in the nine-month period ended March 31, 2004 compared to the same period last year. Chromium’s sales were 7.4% higher in the first nine months of fiscal 2004 compared to the same period last year. During the first quarter of fiscal 2004, Chromium and the Electro-Motive Division of General Motors (GM EMD) signed a manufacturer’s representation agreement whereby GM EMD will promote and market Chromium’s reciprocating engine components through the extensive GM EMD sales network in international and specific domestic markets. Elk Technologies had a modest level of sales of fire retardant mattress fabrics during the first nine months of fiscal 2004.

     Other, Technologies companies had combined operating income of $1,516,000 in the nine month period ended March 31, 2004, compared to $3,439,000 in the same period last year. Chromium was modestly profitable in the first nine months of fiscal year 2004 compared to incurring a small operating loss in the first nine months of fiscal 2003. Ortloff had an operating income of approximately $1,700,000 in the fiscal 2004 period, compared to approximately $3,500,000 operating income in the fiscal 2003 period. Elk Technologies incurred approximately $500,000 in marketing and development costs in the first nine months of fiscal 2004 compared to a small operating loss in the same fiscal 2003 period.

Financial Condition

     Cash flows from operating activities are generally the result of income from operations, deferred taxes, depreciation and amortization, and changes in working capital. During the first nine months of fiscal 2004, the company generated cash flows from operating activities of $27,869,000, compared to $12,540,000 for the first nine months in fiscal 2003. Due primarily to seasonal factors, trade receivables at March 31, 2004 were $5,652,000 lower than at June 30, 2003. The current ratio was 4.3 to 1 at March 31, 2004 compared to 3.7 to 1 at June 30, 2003. Overall working capital requirements at the end of fiscal 2004 are not expected to be significantly different than at March 31, 2004. However, historically working capital requirements fluctuate during the year because of seasonality in some market areas. Generally, working capital requirements and related borrowings are higher in the spring and summer months, and lower in the fall and winter months.

     Cash flows from investing activities primarily reflect the company’s capital expenditure strategy. Net cash used for investing activities was $47,806,000 in the first nine months of fiscal 2004 compared to $35,178,000 in the same period last year. Approximately $33,720,000 of current year capital expenditures relate to construction of a second shingle manufacturing plant at the Tuscaloosa, Alabama facility, including the installation of certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. Construction of the new facility was completed in March 2004. Testing of the production equipment will continue through the quarter ending June 30, 2004. Capital expenditures are projected to be approximately $60,000,000 in fiscal 2004, including approximately $37,000,000 (inclusive of the aforementioned $33,720,000) relating to the new Tuscaloosa plant, approximately $6,000,000 for productivity enhancement projects, and approximately $6,000,000 to upgrade certain key information technology platforms. After fiscal 2004, capital expenditures are currently expected to be approximately $10,000,000 — $15,000,000 per year, excluding any future major capacity initiatives that may be undertaken.

     Cash flows from financing activities generally reflect changes in the company’s borrowings during the period, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash provided by financing activities was $15,202,000 in the first nine months of fiscal 2004 compared to $22,235,000 in the same period in fiscal 2003. The increase in long-term debt during the first nine months of fiscal 2004 was primarily the result of $16,200,000 of seasonal borrowings under the Revolving Credit Facility and a $1,304,000 adjustment in the fair value of long-term debt resulting from a decline in the value of the interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of long-

term debt through 2012. The decline in the value of the swap was the result of swap payments received and an increase in market interest rates since June 30, 2003. This fair market adjustment to the carrying amount of long-term debt is offset by recording a corresponding amount in other assets for the value of the interest rate swap instrument.

     At March 31, 2004, liquidity consisted of $321,000 of cash and cash equivalents and $90,721,000 of available borrowings under the company’s Revolving Credit Facility (Facility). On May 5, 2004, the Facility was expanded by an additional $15,000,000, which increased the commitment on the Facility to $125,000,000. The debt to capital ratio (after deducting cash and cash equivalents from $161,200,000 of principal debt) was 43.6%. The company has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

     The company’s Board of Directors has authorized the purchase of common stock from time to time on the open market. As of March 31, 2004, the company has repurchase authority of approximately $10,600,000 remaining.

     See footnote 10 on page 11 of this Form 10-Q for a summary of the company’s environmental risk and footnote 13 on page 13 for a discussion of new accounting standards.

     Management believes that current cash and cash equivalents, projected cash flows from operations, and its existing debt capacity should be sufficient during fiscal 2004 and beyond to fund planned capital expenditures, working capital needs, dividends, stock repurchases and other cash requirements. Due to the current low interest rate environment, the company is evaluating alternative debt strategies to fund future growth activities. Should additional debt capacity be determined to be desirable, management believes it will be able to secure such additional funds at favorable rates and terms.

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

     These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 26 in the company’s Form 10-K for its fiscal year ended June 30, 2003. There were no significant changes in critical accounting policies during the nine-month period ended March 31, 2004.

Forward-Looking Statements

     In an effort to give investors a well-rounded view of the company’s current condition and future opportunities, management’s discussion and analysis of the results of operations and financial condition and other sections of this Form 10-Q contain “forward-looking statements” that involve risks and uncertainties about its prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as “optimistic,” “outlook,” “believe,” “estimate,” “potential,” “project,” “expect,” “anticipate,” “plan,” “predict,” “could,” “should,” “may,” “likely,” “possible,” or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to:

1.	The company’s building products business is substantially non-cyclical, but can be affected by weather, the availability of financing, insurance claims-paying practices, and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the company’s products, lower prices received or reduced utilization of plant facilities. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

2.	In the building products business, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins and mineral filler. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Historically, the company has been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should the company be unable to recover higher raw material, energy and/or transportation costs, including higher trucking costs resulting from recent regulatory changes in the trucking industry, from price increases of its products, operating results could be adversely affected and/or lower than projected.

3.	Temporary shortages or disruption in supply of raw materials or transportation do result from time to time from a variety of causes. If the company experiences temporary shortages or disruption of supply of raw materials, operating results could be adversely affected and/or lower than projected.

4.	The company has been involved in a significant expansion plan over the past several years, including the construction of new facilities and the expansion of existing facilities. Construction of the new Tuscaloosa, Alabama facility was completed in March 2004. Testing of the production equipment will continue through the June 2004 quarter. The company expects that fixed operating costs will increase approximately $14,000,000 annually as a result of this new facility. However, the company also believes that during fiscal 2005, higher asphalt shingle sales resulting from growth in market demand and expanded manufacturing capacity will offset these higher operating costs. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new and expanded plant facilities. If such progress is slower than anticipated, or if demand for products produced at new or expanded plants does not meet current expectations, operating results could be adversely affected.

5.	Certain facilities of the company’s subsidiaries must utilize hazardous materials in their production process. As a result, the company could incur costs for remediation activities at its facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

6.	The company’s litigation is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

7.	Although the company currently anticipates that most of its needs for new capital in the near future will be met with internally generated funds or borrowings under its available credit facilities, significant increases in interest rates could substantially affect its borrowing costs or its cost of alternative sources of capital.

8.	Each of the company’s businesses is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of the company’s technology, products and services, or the method and profitability of the method of distribution or delivery of such technology, products and services. In addition, the company’s businesses each could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if its customers’ plans and/or markets should change significantly.

9.	Although the company insures itself against physical loss to its manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds, and explosions, operating results could be adversely affected if any of its manufacturing facilities became inoperable for an extended period of time due to these or other events, including but not limited to acts of God, war or terrorism.

10.	Each of the company’s businesses is actively involved in the development of new products, processes and services which are expected to contribute to the company’s ongoing long-term growth and earnings. Products using VersaShield fire retardant coatings have not yet produced significant commercial sales. Its market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. Further, the company’s composite decking and fencing products operation is producing and selling a new generation of voided embossed products. The company believes that this new generation of products will allow this business to achieve sustained operating profitability. If such development activities are not successful, regulatory requirements are less stringent than currently predicted, market demand is less than expected, or the company cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

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

     The company is required to purchase natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, in November 2003, the company entered into a hedge transaction to fix the price on 50% of its projected natural gas usage from December 1, 2003 through April 30, 2004. It is anticipated that similar hedging strategies will be utilized in the future. The fair value of the hedge for natural gas was $13,000 ($9,000 net of tax) at March 31, 2004.

     The company uses interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. The company has entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of its outstanding debt at March 31, 2004. The fair value of this swap was $6,222,000 at March 31, 2004. Based on outstanding debt at March 31, 2004, the company’s interest costs would increase or decrease $600,000 for each theoretical 1% increase or decrease in the floating interest rate.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The company completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in the company’s periodic SEC filings.

b)	Changes in Internal Control

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2004 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2004

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar
	Total		as Part of	Value) of Shares That
	Number	Average	Publicly	May yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (Note 1)
January, 2004	—	$—	$—	$10,600,000
February, 2004	—	$—	$—	$10,600,000
March, 2004	—	$—	$—	$10,600,000

Total	—	$—	$—

(1)	On September 28, 1998, the company’s Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of an additional $10,000,000 of common stock. The most recent share repurchase under these authorizations was December 4, 2000. The authorizations did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.

Item 5: Other Information

     Effective March 15, 2004, Gregory J. Fisher, Senior Vice President and Controller succeeded Harold R. Beattie, Jr. as Chief Financial Officer, in addition to maintaining his current responsibilities. Leonard R. Harral, Vice President and Chief Accounting Officer, assumed the additional position of Treasurer. Mr. Beattie resigned his duties as an officer of the company to pursue other business opportunities. He will continue to serve as an employee and financial advisor to the company for a transition period until July 15, 2004.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The company filed one report on Form 8-K during the quarter ended March 31, 2004. The company filed a Form 8-K on January 16, 2004 relating to a press release containing consolidating operating results and other financial information for the second quarter of fiscal 2004, including “forward-looking” statements about its prospects for the future and certain other information concerning the company’s disclosures under Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp
DATE: May 14, 2004	/s/ Gregory J. Fisher
Gregory J. Fisher
Senior Vice President, Chief Financial Officer and Controller

/s/ Leonard R. Harral
Leonard R. Harral
Vice President, Chief Accounting Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.