Form 10-K
period 2004-06-30
ELKCORP
filed 2004-09-10
CIK 32017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended June 30, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 1-5341

ElkCorp

(Exact name of Registrant as specified in its charter)

Delaware	75-1217920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14911 Quorum Drive, Suite 600, Dallas, Texas	75254-1491
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972)851-0500

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock Par Value $1 Per Share	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     The aggregate market value of common stock held by nonaffiliates as of December 31, 2003 (the last business day of the Registrant’s most recently completed second quarter) was $501,252,460. This amount is based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2003. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are “Affiliates” within the meaning of Rule 405 under the Securities Act of 1933, as amended.

     As of the close of business on August 31, 2004, the Registrant had 19,846,066 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on October 26, 2004, are incorporated by reference into certain Items of Part III hereof. Except for those portions specifically incorporated herein by reference, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this report.

ElkCorp and Subsidiaries

Annual Report on Form 10-K

For Fiscal Year Ended June 30, 2004

PART I

Item 1. Business

General

     ElkCorp, which is referred to as “we,” “our,” “the registrant,” and “the company” in this report, is a Delaware corporation incorporated in 1965, having its principal executive offices in Dallas, Texas. Shares of ElkCorp’s common stock are traded on the New York Stock Exchange under the ticker symbol – ELK.

     We maintain an Internet website at http://www.elkcorp.com. In the Investor Relations section of the web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Investor Relations web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, are available to be viewed on this page free of charge. Additionally, our key committee charters, corporate governance guidelines and code of business conduct and ethics are available on our website and in print upon request. Information contained on the web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. A copy of this Form 10-K is available without charge upon written request to Investor Relations, ElkCorp, 14911 Quorum Drive, Suite 600, Dallas, Texas 75254.

Financial Information About Industry Segments

     Financial information by industry segment is presented in Part II. Financial Statements and Supplemental Data on page 43 of this report.

Building Products

     Through Elk Premium Building Products, Inc. and its subsidiaries (collectively Elk), we are engaged in the manufacture of premium roofing products, performance nonwoven fabrics and composite building products. The Building Products segment is our primary business, accounting for 97%, 96% and 97% of consolidated sales in fiscal 2004, 2003 and 2002, respectively.

     Premium Roofing Products

     Roofing products are premium laminated fiberglass asphalt shingles and accessory roofing products for steep slope applications. We manufacture these products at plants located in (1) Ennis, Texas, (2) Shafter, California, (3) Myerstown, Pennsylvania, and (4) Tuscaloosa, Alabama. In early fiscal 2003, we began construction of a second roofing plant at the Tuscaloosa, Alabama facility. Construction also included the installation of certain infrastructure and material handling improvements designed to enhance the efficiency of the overall Tuscaloosa facility. This new plant was completed ahead of schedule and under budget. Construction and testing of the new facility was completed in the quarter ended June 30, 2004 and placed in service on July 1, 2004. This new plant will increase company-wide capacity by approximately 25%.

     During fiscal 2004 we also completed significant production enhancements at the other roofing plants. The most significant of these improvements was the installation of additional packaging lines at the Shafter and Myerstown plants.

     The major products manufactured at Elk’s roofing plants are premium laminated fiberglass asphalt shingles. Premium roofing products have either a wood-shake or slate-like look. Elk’s shingle product line includes: the Prestique® Gallery Collection™, Prestique Plus High Definition®, Prestique I High Definition, Prestique High Definition, Prestique Raised Profile®, Capstone®, Domain® Winslow™, and Prestique Grandé High Definition.

     The following table summarizes limited product warranty and limited wind warranty for the first five years for each product. Special high-wind application techniques are required for limited wind warranties of up to 90 miles per hour (mph) and higher.

Product	Limited Warranty	Limited Wind Warranty
Domain Winslow	50 years	up to 110 mph
Prestique Gallery Collection	50 years	up to 110 mph
Prestique Plus High Definition	50 years	up to 110 mph
Capstone	40 years	up to 110 mph
Prestique Grandé High Definition	40 years	up to 90 mph
Prestique I High Definition	40 years	up to 90 mph
Prestique High Definition	30 years	80 mph
Prestique Raised Profile	30 years	70 mph

     Elk also offers starter-strip products, Seal-a-Ridge®, Z® Ridge, RidgeCrest™, Elk Highpoint™ hip and ridge products, a built-in Stainguard® treatment in some areas of the country, roof accessory paint for vent flashings and other accessories.

     Elk’s roofing products are sold by employee sales personnel primarily to roofing wholesale distributors, with delivery being made by contract carrier or by customer vehicles from the manufacturing plants or warehouses. Elk’s products are distributed nationwide. Over the last five calendar years, the laminated asphalt shingle segment has grown at a compound annual growth rate of 12.7%. Industry shipments of laminated asphalt shingles are expected to continue to grow 7% to 10% annually. Over 80% of all asphalt shingles are used in reroofing and remodeling and less than 20% are used in new construction. On average, steep-sloped roofs are replaced every 18 – 19 years. Approximately 89% of roof replacements are nondiscretionary and result from roof deterioration, age, leaks, or weather damage. Appearance upgrades account for the remaining 11% of roof replacements. The ten largest Building Products customers typically account for approximately 50% of annual consolidated sales. One customer, ABC Supply Co., Inc., the largest roofing wholesale distributor in the United States, accounted for 19% of our consolidated sales in fiscal 2004, 18% of consolidated sales in fiscal 2003, and 18% of consolidated sales in fiscal 2002.

     Elk’s sales personnel devote considerable time and effort to the education of roofing installation contractors regarding the superior appearance, quality and ease of application of Elk’s roofing products. Elk believes that its effort to develop brand loyalty among roofing installation contractors is an important marketing activity, since the product recommendations of roofing installation contractors often have a significant influence upon the roofing product brand selections of homeowners. Elk has instituted the Peak Performance Contractor Program™ to reward top performing contractors for their brand loyalty and quality of service and has developed Elk Edge® seminars to educate contractors and build their affinity for our products.

     Even though the premium roofing products manufacturing business is highly competitive, we believe that Elk is a leading manufacturer of premium laminated fiberglass asphalt shingles. Elk has been able to compete successfully with its competitors, some of which are larger in size and have greater financial resources. Elk’s target market for asphalt shingles sales is the laminated segment which accounts for 60% of all asphalt shingles sales. We believe we are the only major roofing manufacturer that entirely focuses on this segment of the sloped roof market. Elk’s plants generally are among the most modern and efficient plants in the industry. Accordingly, we believe this provides us with a competitive advantage in developing and maintaining manufacturing efficiencies. We believe that many of our competitors have elective manufacturing capacity, allowing them to manufacture either commodity shingles or premium laminated shingles. Such elective capacity can affect the supply/demand balance in the premium laminated sector, which can influence the prices Elk charges its customers.

     Performance Nonwoven Fabrics

     Elk’s performance nonwoven fabrics subsidiary is a leading manufacturer of nonwoven fiberglass shingle substrates and other products utilizing coated and non-coated nonwoven fabrics formed from fiberglass, polyester, cellulose and blended base fibers. Non-coated nonwoven fabrics form the core substrate of most residential asphalt shingles and commercial roofing membranes. Nonwoven fiberglass fabrics provide strength and fire-resistance to these products. Coated nonwoven fabrics have been developed by Elk for use in various building product applications, including roofing underlayment products, facer products and radiant barriers. Many of Elk’s coated nonwoven products utilize our proprietary Versashield® fire barrier coatings.

     Performance nonwoven fabrics products are manufactured on two nonwoven fabric (or mat) lines that run in parallel at Elk’s Ennis, Texas facility.

     During fiscal 2004, the majority of nonwoven fabrics produced by Elk were used in the manufacture of residential and commercial roofing and accessory products, and, of those, approximately two-thirds were consumed internally in the manufacture of Elk’s asphalt shingle and accessory roofing products. A smaller amount of nonwoven fabrics produced by Elk were used for other direct applications in building and construction, filtration, floor coverings and other industries. We continually conduct ongoing research and development activities targeted at expanding the market for our nonwoven fabrics manufacturing capability.

     Elk’s nonwoven fiberglass roofing mat facilities have the capacity to supply all of our internal fiberglass roofing mat needs. However, certain Elk roofing plants may be supplied nonwoven fiberglass roofing mats under buy/sell agreements of similar, but distinctly different, products with other manufacturers. Such agreements benefit each party by reducing freight costs to the manufacturing plants. These arrangements are generally not affected by changing market conditions. Nonwoven fabrics are sold by Elk sales personnel and shipped by contract carrier to its other roofing plants and to its customers’ locations.

     In its nonwoven fabrics business, Elk successfully competes with other manufacturers of nonwoven fabrics, some of which are larger in size and have greater financial resources. Elk believes that the quality and properties of its nonwoven fabrics make it a desirable supplier of nonwoven products to other manufacturers. In fiscal 2004, most external shipments of nonwoven fabrics were made to other manufacturers of asphalt shingles and commercial roofing membranes. Many of these customers purchased nonwoven fabrics from Elk in order to supplement their own internal nonwoven fabrics production capacity. As a result, changing business conditions may result in a proportionately larger change in Elk’s external nonwoven fabrics shipments than the proportionate change in overall market demand.

     Composite Building Products

     Composite building products is a newly formed platform designed for rapidly growing traditional markets for advanced composite technology (decking, fencing, railing, building product structural components and accessories) and the development of new high-end non-asphaltic roofing products. Composite wood products are sold under the CrossTimbers™ name and marketed as an alternative to treated wood. Composite building products are manufactured in Lenexa, Kansas, sold by Elk sales personnel, and shipped by contract carrier.

     We are currently expanding and consolidating our capacity at the current Lenexa facility. Additional capacity from this $22,000,000 investment in the composite building products business is expected to be completed in December 2004.

     We believe that industry-wide sales of composite wood products currently account for approximately 7% of the estimated potential market for wood used in decking, fencing and railing applications. We anticipate that the high growth potential of this emerging market may attract numerous competitors. Competitors include companies focusing on traditional wood products and companies offering wood alternative products. Some of these competitors are larger in size and have greater financial resources than we do, but the market currently is generally fragmented without dominant competitors. We believe that our established building products distribution channels will enhance our ability to compete successfully in this market.

     Raw Materials

     In the Building Products segment, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene and wood particles. All of these materials are presently available from several sources and are in adequate supply. However, temporary shortages or disruption in supply of raw materials do result from time to time for a variety of causes. Asphalt costs can be significantly affected by trends in oil prices and our cost of sales can vary as a result of changes in the price and availability of asphalt. Historically, we have been able to pass some of the higher raw material costs through to the customer.

     Transportation

     The majority of our building products are shipped by common carrier or by customer vehicles from our manufacturing plants or warehouses. Shipping costs are a significant component of cost of sales. Agreements with our common carriers typically allow for surcharges as a result of increasing oil prices. Further, carriers are subject to final rules issued in April 2003 by the U.S. Department of Transportation which govern truck drivers’ hours of service and have and will continue to impact our shipping costs. Historically, we have been able to pass along some of our higher transportation costs through to the customer, but there is no assurance of being able to do so in the future.

     Backlog

     Backlog is not significant, nor is it material to our Building Products businesses.

     Strategies

     We strive to be the brand of choice in every aspect of our Building Products businesses. To accomplish this goal, we strive to develop and manufacture premium products with consistent quality and provide excellent service to our customers.

     The key objectives of the Building Products segment are summarized as follows:

•	Utilize all existing roofing manufacturing capacity to fully leverage the capital investments in place.

•	Develop an overall strategy and positioning of our “Brand” that further extends the Elk brand with our supply chain and extend it to reach the consumer.

•	Improve our shingle operational effectiveness and further improve our raw material supply chain to achieve optimum cost.

•	Utilize Elk’s existing nonwoven fabric capacity and develop applications into the potential Specialty Fabrics platform in fire retardants.

•	Expand the composite lumber business as well as develop a 2nd generation superior product.

•	Acquire new building product platforms that can leverage the Elk brand, complement the existing distribution channel or reinforce and expand existing technology.

     Extended Payment Terms

     Our Building Products businesses typically provide extended payment terms to certain customers for roofing products shipped during the late winter and early spring months, with payment generally due during late spring or early summer. As of June 30, 2004, $5,662,000 in receivables relating to such shipments were outstanding, all of which are due in the first quarter of fiscal 2005.

     Seasonal Business

     Our Building Products businesses are seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in some of our marketing areas typically limit the installation of residential building products. This seasonality causes sales to be slower during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen to twenty-four months depending upon the extent of roof damage. Working capital requirements and related borrowings fluctuate during the year because of seasonality. Generally, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months.

Other, Technologies

     Other, Technologies consists of our other operations. These dissimilar operations are combined, as none individually meets the materiality criteria for separate segment reporting. The businesses aggregated together as Other, Technologies accounted for 3%, 4% and 3% of consolidated sales in fiscal 2004, 2003 and 2002, respectively. The operations included as Other, Technologies are: (1) Ortloff Engineers, LTD (Ortloff), which provides proprietary technologies and related engineering services to the natural gas processing industry, (2) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments, and (3) Elk Technologies, Inc. (Elk Technologies), which develops and markets fabrics featuring VersaShield® fire retardant coatings designed for use outside of traditional building products applications, including home furnishings and other consumer products. Elk Technologies has produced nominal commercial sales to date.

     Ortloff

     Ortloff is engaged in licensing proprietary technologies and providing related engineering services to the natural gas processing industries, with particular emphasis on the natural gas liquids (NGL) recovery, sulfur recovery, and liquefied natural gas (LNG) segments. Ortloff’s proprietary technologies are used in a very significant number of turbo expander plant projects. Ortloff licenses technology covered by and related to patents owned by ElkCorp for use in new or redesigned natural gas and refinery gas processing facilities, and utilizes technology licensed from others and its own expertise in the performance of consulting and engineering assignments. In addition, Ortloff offers significant expertise and other nonpatented technology associated with its processes that are difficult for customers to obtain on a cost effective basis from others. Ortloff has been successful in expanding its markets into several parts of the world beyond the Americas where natural gas deposits are being produced and processed to generate products for sale in the world markets, and has entered into a Cooperative Marketing Agreement with UOP LLC and a global technology license agreement with a major international energy company to further leverage Ortloff’s worldwide coverage. Ortloff has initiated the first stages of a potential joint venture in China to allow further international exposure to its technology in key Asian markets.

     ElkCorp holds certain patents, which are significant to Ortloff’s operations. We believe that ElkCorp holds significant state-of-the-art patents covering some of the most competitive processes for the cryogenic processing of refinery and natural gas streams to remove the higher value components, such as ethane and propane, which are primarily used as petrochemical feedstocks. In addition, Ortloff has developed technologies and filed applications for patents covering processes for the production of LNG which it believes will provide considerable efficiency improvements in and cost savings for the design and construction of those facilities. However, we do not believe that the loss of any one of these patents or of any license, franchise or concession would have a material adverse effect on our overall business operations. We also believe that Ortloff has widely recognized expertise in the design of facilities for natural gas and refinery gas processing and sulfur recovery. Ortloff competes with several larger international engineering firms with greater financial and geographic resources and manpower. It has entered into cooperative marketing and global licensing agreements with larger companies to better compete in international projects.

     Patent license fees are calculated by standard formulas that take into account both specific project capacity criteria and market conditions, adjusted for special conditions that may exist in a project. Engineering consulting assignments are performed under consulting services agreements at negotiated rates.

     No raw materials are utilized in Ortloff’s consulting and technology licensing business.

     Chromium

     Chromium Corporation is a leader in plating proprietary finishes for use in remanufacturing large diesel engine cylinder liners, pistons and valves for the railroad and marine industries. Chromium also manufactures wear plate products utilizing its proprietary CRODON® hard chrome finish. These wear plate products are designed to extend the service life of steel machinery components operating in abrasive environments for a number of industries, including roofing manufacturing, mining and public utility industries.

     We believe that Chromium is a leading remanufacturer of diesel engine cylinder liners and pistons for the railroad and marine transportation industries and is the primary supplier of hard chrome plated finishes for original equipment diesel engine cylinder liners to all of the major domestic locomotive manufacturers. We believe it has smaller competitors in the locomotive diesel engine cylinder liner market, but competes with larger, better capitalized manufacturers in certain markets. Chromium has achieved a leading position in remanufacturing markets through competition on the basis of product performance, quality, service and price. In addition, technical innovations that enhance quality and performance are also increasing the value-added content per unit produced.

     In Chromium’s business of hard chrome plating and remanufacturing diesel engine cylinder liners, chromic acid is a significant raw material and is presently available from a number of domestic suppliers. We believe these domestic suppliers obtain the ore for manufacturing chromic acid principally from sources outside the United States, some of which may be subject to political uncertainty. We have been advised by our suppliers that they maintain substantial inventories of chromic acid in order to minimize the potential effects of foreign interruption in ore supply.

     Elk Technologies

     Elk Technologies, Inc.’s current areas of emphasis include fire retardant fabrics for mattresses, upholstered furniture, curtains and bed clothing. While these activities have produced nominal commercial sales to date, we believe that potentially significant demand for products utilizing this technology could result from trends toward more stringent flammability safety laws and regulations for mattresses and upholstered furniture.

     Strategies

     Our objectives for each of the Other, Technologies companies are listed below. While we intend to continue to position these companies for long-term profitability, we also intend to explore the potential sale of Ortloff and Chromium in fiscal 2005 to third parties whose operations are more synergistic, so that we can focus on our Building Products platforms.

     Ortloff

•	Increase penetration of international markets through the UOP Cooperative Marketing Agreement, and other global licensing agreements in the cryogenic gas processing and sulfur recovery technologies.

•	Further penetrate the LNG markets.

•	Continue to generate patent licensing and consulting revenue and policing potential infringement of our patents.

Chromium

•	Continue to offer plating and finishing services for pistons, valves and cylinder liners in existing locomotive and marine markets.

•	Market locomotive products through the extensive sales network of the Electro-Motive Division of General Motors in international and specific domestic markets.

•	Grow sales of hard-chrome wear plates designed for use in other industrial markets to 30% of Chromium's monthly sales.

     Elk Technologies

•	Penetrate the mattress, bedding and upholstered furniture markets with fire retardant products. We believe the potential market for mattresses is 40 million mattresses per year. Up to three linear yards per mattress will likely be required.

•	Continue to develop fire retardant technology for other markets.

Discontinued Operations

     Cybershield, Inc., through subsidiaries (collectively Cybershield) has been engaged in shielding plastic enclosures from electromagnetic and radio frequency interference. Products include EMI/RFI shielding, conductive gaskets, decorative paints, metal coatings and EXACT™ metal patterning. Cybershield’s markets include digital cellular phones, PDA’s, telecommunications and consumer electronics equipment, bar coding, computer and computer peripherals, aerospace, automotive, military and medical equipment.

     Prior to fiscal 2003, Cybershield was principally a North American provider of shielding solutions to the digital wireless telecommunications industry, serving both the handset and infrastructure segments of the industry. In recent years, most worldwide cellular phone production has shifted to Asia where Cybershield has no production facilities. Cybershield attempted to implement strategies to diversify its customer base among a wide spectrum of electronic device manufacturers serving the cellular, consumer, military, automotive, medical equipment, aerospace and other industries and to utilize a proprietary process (EXACT™) to metalize complex patterns of electroless conductive metals with great precision in three-dimensional plastic parts.

     In December 2003, we concluded that the risk and prospects for future success of Cybershield did not justify the additional investment of capital and other resources required to continue Cybershield’s operations. Progress towards replacing lost cellular revenue with revenue from other sources was progressing slower than anticipated, and the profit contribution from new commercial production of EXACT business was lower than contemplated. Accordingly, the decision was made to discontinue Cybershield and to sell its operations or its assets. We had previously decided to sell Cybershield’s Canton, Georgia facility. Therefore, the Canton, Georgia facility is included as a component of discontinued operations. As a result of these actions, Cybershield is classified as a discontinued operation in the Consolidated Financial Statements.

     On August 10, 2004, we sold substantially all assets of Cybershield, excluding the Canton, Georgia facility, to the Cybershield management group for $1,293,000 in cash. The sale price approximated the book value of assets, net of assumed liabilities, at the date of sale.

Environmental Matters

     ElkCorp and its subsidiaries are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of the public health and the environment generally (collectively, Environmental Laws). Certain facilities of our subsidiaries ship waste products to various waste management facilities for treatment or disposal. Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or to enforce compliance and to require remediation of contamination. If there are releases or if these facilities do not operate in accordance with Environmental Laws, or their owners or operators become financially unstable or insolvent, our subsidiaries are subject to potential liability.

     We and our subsidiaries, are also subject to environmental laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal, and other releases of hazardous substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) and similar state laws that impose liability — without a showing of fault, negligence, or regulatory violations — for the generation, transportation or disposal of hazardous substances that have caused, or may cause, environmental contamination. In addition, an entity could be liable for clean up of property it owns or operates even if it did not contribute to the contamination of such property. From time to time, we or our subsidiaries, may incur such remediation and related costs at the company-owned plants and certain offsite locations.

     Chromium has engaged in limited remediation activities at its former plating operation, which is in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary cleanup plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

     Chromium completed a supplemental groundwater and soil assessment at the facility. The plan further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (“APAR”) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination was necessary. Chromium will now submit a proposed Remedial Action Plan (“RAP”) to the TCEQ in which it will propose activities and engineering controls to clean up the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program.

     Until the significant actions that will be included in the RAP are identified, the estimate of costs to remediate the site are not determinable, nor can we determine at this point in time if it is reasonably possible that we will incur material additional costs at the site. If a RAP similar to a plan successfully used at another Chromium plant is approved by TCEQ, remediation costs will be immaterial to our consolidated results of operations, financial position and liquidity. However, other potential scenarios, none of which are reasonably expected at this time, could potentially result in material costs to us. We believe that sufficient information for establishing a reserve for this environmental exposure in accordance with SFAS No. 5, “Accounting for Contingencies,” may be available by the end of the first half of fiscal 2005, and further anticipate that we may be in a position at that time to determine if it is reasonably possible that we will incur material additional costs with regard to this site.

     Our operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Other than the possible costs associated with the previously described Chromium matter, we do not believe we will be required to expend amounts which will have a material adverse effect on our consolidated results of operations, financial position or liquidity by reason of environmental laws and regulations. Such laws and regulations are frequently changed and could result in significantly increased cost of compliance. We anticipate that our subsidiaries will incur costs to comply with Environmental Laws, including remediating any existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment. Further, certain of our manufacturing operations utilize hazardous materials in their production processes. As a result, we incur costs for recycling or disposal of such materials and may incur costs for remediation activities at our facilities and off-site from time to time. We establish and maintain reserves for such known or probable remediation activities in accordance with SFAS No. 5.

Persons Employed

     At June 30, 2004, we and our subsidiaries had 1,148 employees. Of this total, 859 were employed in the Building Products business segment, 101 were employed in Other, Technologies, 15 were employed by Cybershield (which was sold in August 2004), and 173 (including most sales personnel) were employed by the corporate office. Included in these totals are 144 employees in Building Products and 49 employees in Other, Technologies who were represented by labor unions. We believe that we have good relations with our employees and the labor unions.

Risks Relating To The Company

     Competitive Conditions

     Our building products businesses are substantially non-cyclical, but can be affected by weather, the availability of financing, insurance claims-paying practices, and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for our products, lower prices received or reduced utilization of plant facilities. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

     Higher Raw Materials, Energy and Transportation Costs

     In our building products businesses, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene and wood particles. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Historically, we have been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should we be unable to recover higher raw material, energy and/or transportation costs, including higher trucking costs resulting from recent regulatory changes in the trucking industry, from price increases of our products, operating results could be adversely affected and/or lower than projected.

     Temporary Shortages or Disruptions

     Temporary shortages or disruption in supply of raw materials or transportation do result from time to time from a variety of causes. If we experience temporary shortages or disruption of supply of raw materials, operating results could be adversely affected and/or lower than projected.

     Productivity of New Facilities

     We have been involved in a significant expansion plan over the past several years, including the construction of new facilities and the expansion of existing facilities. Construction of the new Tuscaloosa, Alabama facility was completed in the fourth quarter of fiscal 2004. We expect that fixed operating costs will increase approximately $14,000,000 annually as a result of this new facility. However, we also believe that during fiscal 2005, higher asphalt shingle sales resulting from growth in market demand and expanded manufacturing capacity will offset these higher operating costs. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new and expanded plant facilities. If such progress is slower than anticipated, or if demand for products produced at new or expanded plants does not meet current expectations, operating results could be adversely affected.

     Utilization of Hazardous Materials

     Certain facilities of our subsidiaries must utilize hazardous materials in their production process. As a result, we could incur costs for remediation activities at our facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

     Litigation

     Our litigation is subject to inherent and case-specific uncertainty. The outcome of such litigation depends on numerous interrelated factors, many of which cannot be predicted.

     Higher Interest Rates

     We currently anticipate that most of our needs for new capital in the near future will be met with internally generated funds, borrowings under our available credit facilities, and funding from the sale of $50,000,000 in Senior Notes scheduled to be closed in November 2004. Significant increases in interest rates could substantially affect our borrowing costs or our cost of alternative sources of capital.

     Technological Changes or Loss of Key Customers

     Each of our businesses is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of our technology, products and services, or the method and profitability of the method of distribution or delivery of such technology, products and services. In addition, our businesses each could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

     Physical Loss to Manufacturing Facilities

     Although we insure ourselves against physical loss to our manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds, and explosions, operating results could be adversely affected if any of our manufacturing facilities became inoperable for an extended period of time due to these or other events, including but not limited to acts of God, war or terrorism.

     Development of New Products

     Each of our businesses is actively involved in the development of new products, processes and services which are expected to contribute to our ongoing long-term growth and earnings. Consumer products using VersaShield fire retardant coatings have produced nominal commercial sales to date. Its market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. Further, our composite decking and fencing products operation is producing and selling a new generation of voided embossed products. We believe that this new generation of products will allow this business to achieve sustained operating profitability. If such developmental activities are not successful, regulatory requirements are less stringent than currently predicted, market demand is less than expected, we experience unanticipated product performance issues, or we cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

Item 2. Properties

     All manufacturing facilities, except for composite building products facilities in Lenexa, Kansas, are owned by ElkCorp and its subsidiaries and are not subject to any significant encumbrances.

     Building Products

     Asphalt building products are manufactured at plants located in Ennis, Texas; Shafter, California; Myerstown, Pennsylvania; and two adjacent plants in Tuscaloosa, Alabama. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured on two parallel production lines located in Ennis, Texas. Remote leased warehouse storage locations are maintained in (1) Denver, Colorado, (2) Plant City, Florida, (3) Greenville, South Carolina, (4) Tacoma, Washington, and (5) Richmond, British Columbia, Canada. Composite building products are manufactured at leased facilities in Lenexa, Kansas.

     Corporate headquarters and administrative offices for the Building Products operations are located in the same leased facility as our corporate offices in Dallas, Texas.

     Other, Technologies

     The Ortloff engineering and process licensing group is located in leased offices in Midland, Texas.

     Chromium’s operating facilities are located in Cleveland, Ohio. Corporate headquarters and most administrative offices for Chromium are located at the same leased facility as our corporate offices in Dallas, Texas. Some administrative offices are located at the Cleveland, Ohio manufacturing facility. Elk Technologies operates out of administrative offices located at the same leased facility as our corporate offices in Dallas, Texas, and utilizes the services of the technology center located at our Ennis, Texas facility.

     Discontinued Operations

     Cybershield’s operating facility in Lufkin, Texas was sold on August 10, 2004. The Canton, Georgia facility was closed in fiscal 2002 and is held for sale.

     Corporate Offices

     In August 2003, our corporate headquarters was relocated to 14911 Quorum Drive, Suite 600, Dallas, Texas. The corporate headquarters is located in leased offices.

Item 3. Legal Proceedings

     There are various lawsuits and claims pending against ElkCorp and its subsidiaries arising in the ordinary course of their businesses. In the opinion of management, based in part on advice of counsel, none of these actions should have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2004.

Item 4A. Executive Officers of the Registrant

     Certain information concerning our executive officers is set forth below:

		Period	Age as of
		Served	Sept. 1,
Name	Title	As Officer	2004
Thomas D. Karol	Chairman of the Board and Chief Executive Officer of ElkCorp and each Building Products subsidiary; Officer and Director of all subsidiaries except one	3 years	46

Richard A. Nowak	President and Chief Operating Officer of ElkCorp and each Building Products subsidiary; Officer and Director of all subsidiaries except one	3 years	62

David G. Sisler	Senior Vice President, General Counsel and Secretary of ElkCorp; Officer of and Counsel to all subsidiaries except one; Director of one subsidiary	9 years	46

James J. Waibel	Senior Vice President, Administration of ElkCorp	10 years	60

Matti Kiik	Senior Vice President, Research and Development of ElkCorp	3 years	62

Gregory J. Fisher	Senior Vice President, Chief Financial Officer and Controller of ElkCorp	3 years	54

Leonard R. Harral	Vice President, Chief Accounting Officer and Treasurer of ElkCorp; Director of one subsidiary	10 years	52

Thomas W. Cave	Vice President and Assistant Secretary of ElkCorp	12 years	49

     All of the executive officers except Mr. Karol have been employed by ElkCorp or its subsidiaries in responsible management positions for more than the past five years. Mr. Nowak, Mr. Kiik and Mr. Fisher were employed in responsible management positions at an ElkCorp subsidiary company for more than the past five years.

     On February 5, 2001, Mr. Karol was elected by the Board of Directors as President and Chief Executive Officer of ElkCorp effective March 26, 2001. On March 31, 2002, Mr. Karol was elected by the Board of Directors as Chairman of the Board and Chief Executive Officer. From May 1991 until its purchase by Beaulieu of America in December 1999, Mr. Karol served as Chief Executive Officer of Pro Group Holdings, Inc., a privately owned manufacturer and distributor of carpet and flooring products. From December 1999 until January 2001, Mr. Karol was employed as President of the Brinkman Hard Surfaces Division of Beaulieu of America. Mr. Karol has served on ElkCorp’s Board of Directors since November 1998.

     Officers are elected annually by the Board of Directors following the Annual Meeting of Shareholders.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The principal market on which our common stock is traded is the New York Stock Exchange. Our common stock is also traded on the Boston, Midwest and Philadelphia Stock Exchanges. There were 947 holders of record and approximately 4,600 beneficial owners of ElkCorp’s common stock on August 31, 2004.

     The quarterly dividend declared per share and the high and low sale prices per share of our common stock for each quarter during fiscal year 2004 and fiscal year 2003 are set forth in the following table:

Period	Dividend	High	Low
Fiscal 2004
First Quarter	$.05	$26.54	$21.80
Second Quarter	$.05	$28.00	$23.35
Third Quarter	$.05	$30.00	$26.11
Fourth Quarter	$.05	$29.75	$21.50

Fiscal 2003
First Quarter	$.05	$27.93	$14.85
Second Quarter	$.05	$18.60	$14.60
Third Quarter	$.05	$19.32	$14.55
Fourth Quarter	$.05	$22.60	$18.63

     Subject to the limitations discussed below, we currently intend to continue to pay quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on our common stock is at the discretion of the Board of Directors and will depend on, among other things, our profitability, liquidity, financial condition and capital requirements.

     Limitations affecting the future payment of dividends are imposed as a part of our revolving credit facility. Total cumulative dividends and stock repurchased since November 30, 2000 are subject to a formula limitation based on cumulative consolidated net income during the term of our $125,000,000 Revolving Credit Facility, which extends through November 30, 2008. As of June 30, 2004, such limitation was $41,024,000 and actual cumulative expenditures for these items were $14,972,000.

     Equity Compensation Plan Information for ElkCorp is presented in Part III, Item 12 on page 47 of this Annual Report on Form 10-K.

     Issuer Purchase of Equity Securities for Quarter Ended June 30, 2004:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	That May yet be
	Total Number of		Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Plans or	Plans or Programs
Period	(Note 2)	per Share	Programs	(Note 1)
April, 2004	—	$—	—	$10,600,000
May, 2004	—	$—	—	$10,600,000
June, 2004	25,009	$27.71	—	$10,600,000

Total	25,009	$27.71	—

(1)	On September 28, 1998, the Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of an additional $10,000,000 of common stock. No common stock was repurchased on the open market in fiscal 2004, as the most recent share repurchase under these authorizations was December 4, 2000. The authorizations did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.

(2)	As a result of participant diversification directives, the ElkCorp ESOP accumulated a surplus of unallocated shares. In June 2004, we purchased 25,009 shares from the ElkCorp ESOP. The dollar value of this repurchase transaction is reflected in the statement of shareholders’ equity but has no impact on previously announced repurchase programs outlined in (1) above.

Item 6. Selected Financial Data

     The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ In thousands, except per share data)	Year Ended June 30,
	2004	2003	2002	2001	2000
Sales	$572,976	$485,127	$475,331	$349,628	$361,778

Income (Loss):
From continuing operations	$31,670	$24,803	$19,959	$7,857	$26,744
From discontinued operations	(11,164)	(703)	(4,866)	905	3,188

Net Income	$20,506	$24,100	$15,093	$8,762	$29,932

Income (Loss) Per Share – Basic
From continuing operations	$1.62	$1.27	$1.03	$.40	$1.37
From discontinued operations	(.57)	(.03)	(.25)	.05	.16

Net Income	$1.05	$1.24	$.78	$.45	$1.53

Income (Loss) Per Share – Diluted
From continuing operations	$1.59	$1.27	$1.02	$.40	$1.33
From discontinued operations	(.56)	(.04)	(.25)	.05	.16

Net Income	$1.03	$1.23	$.77	$.45	$1.49

Total Assets	$480,708	$442,291	$381,428	$360,048	$322,574

Long-Term Debt	$156,858	$152,526	$119,718	$123,300	$91,300

Shareholders’ Equity	$215,042	$196,528	$176,092	$162,102	$161,904

Cash Dividends Per Share	$.20	$.20	$.20	$.20	$.20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Executive Overview

     ElkCorp, through its subsidiaries, is a leading manufacturer of Elk premium roofing and other building products. In addition, our subsidiaries provide technologically advanced products and services to other industries. We strive to be the brand of choice in each of our businesses.

     Building Products is our dominant business, accounting for 97% of consolidated sales in fiscal 2004. Our Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) nontoxic composite wood decking, railing, marine dock and fencing products.

     The focus of these businesses is innovative product development, manufacturing excellence and superior customer service. We target our roofing products toward the steep-sloped roofing market. This market was favorable again in fiscal 2004 as Elk’s shingle shipments increased 14.2% compared to fiscal 2003 and average selling prices increased 2.8%. Higher raw material costs, particularly asphalt, were a continuing concern throughout fiscal 2004, but we were able to maintain improved margins of shingle pricing over raw material costs during the year compared to the prior fiscal year. We anticipate raw material and transportation costs to continue to increase moderately in the near-term, but also believe these higher costs can be offset by price increases implemented in late fiscal 2004 and announced for early fiscal 2005. We expect that industry shipments of laminated asphalt shingles will continue to grow 7% to 10% annually for the next several years and we are taking steps to meet increasing demand for our products. A major initiative to improve manufacturing capacity was accomplished in fiscal 2004, when we completed a second shingle manufacturing plant at the Tuscaloosa, Alabama facility ahead of schedule and under budget. This new plant will increase our overall capacity by about 25%. We expect the start-up of this new facility to negatively impact operating results in the early part of fiscal 2005, but expect the new plant to contribute to our operating profit as fiscal 2005 progresses. We also completed capacity additions in fiscal 2004 at our Shafter, California and Myerstown, Pennsylvania plants.

     Our key strategy in fiscal 2004 in performance nonwoven fabrics and composite building products was to position these businesses as core growth platforms. For performance nonwoven fabrics, our primary objectives were to achieve higher capacity utilization and grow internal and external mat shipments in line with growth in the roofing market. For composite building products, our goal in fiscal 2004 was to attain profitable operations through improved manufacturing results. This objective was achieved in the fourth quarter of fiscal 2004 through the introduction of a new voided product line, which reduced product weight without sacrificing strength, lowered raw material content and allowed higher extrusion speeds. We intend to significantly increase the composite building products line in fiscal 2005 with the investment of approximately $22,000,000 to expand the capabilities of our current composite lumber operations in Lenexa, Kansas. Start-up of this expanded facility will negatively impact operating results initially, but is expected to improve operating income in the second half of fiscal 2005.

     Our dissimilar businesses are combined and reported as Other, Technologies, as none individually meet the materiality criteria for separate segment reporting. These operations include (1) Ortloff Engineers, LTD (Ortloff), which provides proprietary technologies and related engineering services to the natural gas processing industry, (2) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments, and (3) Elk Technologies, Inc., which develops and markets fabrics featuring VersaShield fire retardant coatings designed for use outside of traditional building products applications, including home furnishings and other consumer products. To date this business has produced a nominal amount of commercial sales.

     Our primary objectives for these businesses in fiscal 2004 were to (1) position Chromium and Ortloff for sustained long-term profitability and (2) become the supplier of choice in selected consumer fire-barrier markets. We were successful in fiscal 2004 in that Chromium and Ortloff were each profitable. However, these companies do not fit into our focus on Building Products platforms, and we are positioning them for sale in the next fiscal year.

We continue to be excited about the potential of our fire-barrier products. This business is not yet generating significant revenues. However, in fiscal 2004, several additional bedding makers chose our technology for fire-resistant mattresses. New open flame fire standards are expected to be adopted in the state of California in January 2005 and national distribution of code-compliant product is expected next fiscal year.

     In December 2003, we made the decision to discontinue Cybershield, Inc. (Cybershield) and to sell Cybershield or its assets. A significant portion of the current year loss for Cybershield relates to the write-down of assets to estimated market value as a result of this decision. The Lufkin, Texas facility and its operations were sold August 10, 2004. The idle Canton, Georgia facility is currently held for sale.

Performance Data

     The following table and subsequent discussion set forth performance data from our continuing operations, expressed as a percentage of net sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

	Year Ended June 30,
	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales	79.2	79.9	79.8

Gross margin	20.8	20.1	20.2

Selling, general and administrative:
Other selling, general and administrative	11.0	11.8	10.9
Noncash stock option compensation	—	(1.1)	1.2

Income from operations	9.8	9.4	8.1
Interest expense, net	1.0	1.2	1.3

Income from continuing operations before income taxes	8.8	8.2	6.8
Provision for income taxes	3.3	3.1	2.6

Income from continuing operations	5.5%	5.1%	4.2%

Fiscal 2004 Compared to Fiscal 2003

Overall Performance

     Sales from continuing operations of $572,976,000 in fiscal 2004 were 18.1% higher than $485,127,000 in fiscal 2003. During fiscal 2004, income from continuing operations of $31,670,000 was 27.7% higher than $24,803,000 for the prior year. Included in income from continuing operations last year was $3,496,000 of benefit, net of tax, from the reversal of noncash stock option compensation. Income from continuing operations in fiscal 2004 was 48.6% higher than pro forma income from continuing operations of $21,307,000 in fiscal 2003 (which excludes the $3,496,000 after tax stock option compensation benefit in the prior year). For comparative purposes, management believes this comparison is appropriate, since the fiscal 2003 benefit resulted solely from changes in our stock price and not from operations.

     Consolidated income from operations of $55,908,000 in fiscal 2004 was 22.1% higher than $45,774,000 in fiscal 2003. Income from operations in the prior year included a $5,378,000 pretax benefit as a result of the aforementioned noncash stock option compensation. Consolidated operating income from fiscal 2004 was 38.4% higher than pro forma consolidated operating income from continuing operations of $40,396,000 (which excludes the $5,378,000 noncash stock option compensation benefit in the prior year). For comparative purposes, management believes this comparison is appropriate, since the fiscal 2003 benefit resulted solely from changes in our stock price and not from operations.

     Cost of sales was 79.2% of sales in fiscal 2004 compared to 79.9% in fiscal 2003. Higher asphalt and other raw material costs during much of fiscal 2004 were largely offset by better shingle pricing and increased shingle production, which reduced per unit manufacturing costs. Other selling, general and administrative (Other SG&A) costs in fiscal 2004 were 10.3% higher than in the prior fiscal year, primarily as a result of increased business activity and higher marketing expenses; however, as a percentage of sales, the relationship between sales and other SG&A costs was better in the current year than in fiscal 2003.

     Interest expense, net, was $5,311,000 in fiscal 2004 compared to $5,977,000 in fiscal 2003. In fiscal 2004, interest expense of $3,079,000 was capitalized related to the construction of an additional shingle plant in Tuscaloosa, Alabama, and other significant capital projects. In fiscal 2003, $995,000 of interest was capitalized. The average interest rate paid on indebtedness was 5.0% in both fiscal 2004 and fiscal 2003.

     Our effective tax rate from continuing operations was 37.4% in fiscal 2004 and 37.7% in fiscal 2003. The decrease in the effective tax rate in fiscal 2004 is primarily due to state tax credits generated as a result of roofing plant production improvement initiatives.

     In December 2003, we made the decision to exit Cybershield’s business. Cybershield’s results for all periods presented are reported as discontinued operations. Discontinued operations for fiscal 2004 included a $4,831,000 pretax loss from operations, combined with pretax, noncash write-downs of $12,346,000 to reduce the book value of Cybershield’s assets to estimated market value. In fiscal 2003, Cybershield reported a $1,081,000 pretax operating loss, all from operating activities.

Results of Business Segments

     Sales in the Building Products segment increased 19.4% to $557,576,000 in fiscal 2004 compared to $467,002,000 in fiscal 2003. The significant year-to-year increase in sales is primarily the result of an $81,042,000, or 18.6%, increase in premium roofing products sales. Compared to the same period last year, unit shingle shipments increased 14.2%, with most regions of the United States of America experiencing strong year-to-year growth. A significant portion of the unit volume increase, particularly during the early part of fiscal 2004, was attributable to strong roof replacement demand in hail-damaged Texas markets. Average shingle pricing increased about 2.8% compared to the year-ago period. In fiscal 2004, external sales of performance nonwoven fabrics increased $2,247,000, or 7.3%, compared to last year. Approximately two-thirds of roofing mat produced in both fiscal 2004 and fiscal 2003 was used for internal consumption. Internal sales of roofing mat are eliminated in consolidation. Sales of composite building products were $8,525,000 in fiscal 2004. We entered the composite wood business in the second quarter of fiscal 2003 and reported $1,240,000 in sales last year.

     Operating income for the Building Products segment of $67,030,000 for fiscal 2004 increased 46.0% compared to $45,901,000 achieved in fiscal 2003. Operating income gains attributable to higher unit sales and pricing were partially offset by increased manufacturing expenses, raw material price increases, higher transportation costs and unusually high developmental costs related to new product offerings in the roofing business. We also incurred an operating loss of approximately $2,300,000 for the composite wood business during fiscal 2004 compared to an approximate $2,700,000 operating loss in fiscal 2003. The composite wood business achieved profitability in March 2004 and generated approximately $200,000 of operating profit in the fourth quarter of fiscal 2004.

     The Other, Technologies companies reported combined sales of $15,400,000 in fiscal 2004 compared to $18,125,000 in fiscal 2003. Ortloff recognized lower license fee and consulting income in fiscal 2004 compared to 2003. License fees can vary significantly between reporting periods since this business is largely project driven. Chromium’s sales were 12.4% higher in fiscal 2004 compared to 2003 as a result of increased demand for plating and finishing services in existing locomotive and marine markets, combined with increased hard-chrome wear plate sales. During the first quarter of fiscal 2004, Chromium and the Electro-Motive Division of General Motors (GM EMD) signed a manufacturer’s representation agreement whereby GM EMD will promote and market Chromium’s reciprocating engine components through the extensive GM EMD sales network in international and specific domestic markets. Elk Technologies had a nominal level of sales of fire retardant mattress fabrics during fiscal 2004.

     Other, Technologies companies had combined operating income of $2,462,000 in fiscal 2004, compared to $5,262,000 in fiscal 2003. Due to higher sales activity levels, Chromium had an operating profit of approximately

$600,000 in fiscal year 2004 compared to incurring a small operating loss in fiscal 2003. Ortloff had operating income of approximately $2,600,000 in fiscal 2004, compared to approximately $5,800,000 operating income in fiscal 2003. Elk Technologies incurred approximately $700,000 in marketing and development costs in fiscal 2004 compared to approximately $400,000 in fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

Overall Performance

     During the fiscal year ended June 30, 2003, income from continuing operations of $24,803,000 was 24.3% higher than $19,959,000 in fiscal 2002. Sales from continuing operations of $485,127,000 were 2.1% higher in fiscal 2003 than sales of $475,331,000 in fiscal 2002. Consolidated operating income from continuing operations of $45,774,000 in fiscal 2003 was 19.5% higher than $38,310,000 in the prior fiscal year. Operating income for fiscal 2003 included a $5,378,000 benefit from the reversal of noncash stock option compensation, compared to a $6,034,000 charge for this noncash item in fiscal 2002. In fiscal 2002, we changed our accounting for certain stock options from fixed awards with no compensation expense to variable awards, which generally results in periodic expense or income, as we determined that variable accounting was more appropriate for such stock options. Pursuant to variable option accounting, income is charged or credited during each accounting period to reflect any excess or deficit of the market value of shares underlying vested options, from the exercise price of vested options. Based on a decline in our share price subsequent to June 30, 2002 and actions taken by the Board of Directors to terminate the feature of the 1998 Incentive Stock Option Plan that caused certain stock options to be accounted for as variable awards, we recorded a reversal of the majority of fiscal 2002 noncash stock option compensation in the first quarter of fiscal 2003. We now have no options subject to variable stock option accounting. Accordingly, subsequent to the quarter ended September 30, 2002, income was not affected by variable accounting for stock options.

     Operating income from continuing operations in fiscal 2002 also included a favorable settlement with a vendor resulting in $5,625,000 of income. As a percentage of sales, operating income was 9.4% in fiscal 2003 compared to 8.1% in fiscal 2002. Cost of sales were 79.9% of sales in fiscal 2003 compared to 79.8% in the prior fiscal year. The impact of higher asphalt costs in fiscal 2003 were partially offset by, among other things, lower unit manufacturing costs and strict management of controllable expenses at our roofing plants. Other selling, general and administrative (Other SG&A) costs in fiscal 2003 were $5,708,000 higher than in fiscal 2002. However, fiscal 2002 benefited from a $5,625,000 vendor settlement. As a percentage of sales, Other SG&A costs were 11.8% in fiscal 2003, compared to 10.9% in fiscal 2002.

     Interest expense, net was $5,977,000 in fiscal 2003 compared to $6,087,000 in fiscal 2002. In fiscal 2003, the company capitalized $995,000 of interest related to the construction of an additional Tuscaloosa, Alabama shingle plant and other significant capital projects. No interest cost was capitalized in fiscal 2002. The average interest rate paid on indebtedness was 5.0% in fiscal 2003 compared to 5.1% in fiscal 2002.

     Our effective tax rate was 37.7% for fiscal 2003 compared to 38.1% for fiscal 2002. The difference between years primarily relates to the impact of noncash stock option compensation on the effective tax rate.

Results of Business Segments

     Sales in the Building Products segment increased 1.6% to $467,002,000 for the year ended June 30, 2003 compared to $459,673,000 in fiscal 2002. In fiscal 2003, premium roofing sales, which represented 93.2% of Building Products segment sales, increased 4.7% compared to fiscal 2002. Unit shingle shipments in the last half of fiscal 2003 more than offset the impact of a general slowing in the roofing market early in fiscal 2003. The increase in demand for our premium roofing products was driven by strong roof replacement demand in the Texas market as a result of widespread spring 2003 hail damage. Roofing activity in the Northeast and Midwest areas of the United States was hampered in the latter part of fiscal 2003 by persistent record rainfall from April to mid-June 2003. For the year, unit shingle shipments in fiscal 2003 increased 3.7% over fiscal 2002. For the month of June 2003, unit shingle shipments set a company record.

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

     In fiscal 2003, outside sales of performance nonwoven fabrics, which represented 6.6% of Building Product sales, decreased 30.2% compared to fiscal 2002, primarily as a result of a weak commercial roofing market. Although overall production of nonwoven fabrics was comparable in fiscal 2003 to the prior fiscal year, in fiscal 2003 a much higher proportion of nonwoven fabric production was consumed internally in our own manufacturing of shingle products. Intercompany nonwoven fabrics sales are eliminated in consolidation. Composite building products, which began operations in October 2002, accounted for 0.2% of Building Products sales in fiscal 2003.

     Despite increased sales in fiscal 2003, operating income for the Building Products segment of $45,901,000 was 13.9% lower compared to $53,325,000 in fiscal 2002. Prior year operating income included a $5,625,000 favorable vendor settlement. Asphalt costs in fiscal 2003 were $16,900,000 higher than in the prior fiscal year. Approximately $7,900,000 of these higher asphalt costs were offset by higher average sales per shingle unit. In the fourth quarter of fiscal 2003, shingle inventories were repositioned into the Texas market from other geographic areas to meet strong demand and to serve our Texas market share. Higher freight transfer costs related to inventory repositioning negatively impacted fiscal 2003 operating earnings by approximately $1,500,000.

     In fiscal 2003, delayed delivery and production inefficiencies related to the start-up of newly installed composite building products equipment reduced Building Products operating income for the year by approximately $2,700,000.

     The Other, Technologies companies reported combined sales of $18,125,000 in fiscal 2003 compared to $15,658,000 in fiscal 2002. Ortloff achieved a 56.6% increase in licensing revenues, primarily as a result of several key international projects in fiscal 2003. Higher international licensing fees are the result of our strategy of establishing cooperative marketing or licensing arrangements with several key international suppliers of process technologies, providing Ortloff with the opportunity to bid its technology packages on large international projects that might not otherwise be available to it. Licensing revenues can vary significantly between reporting periods since this business is largely project driven. Chromium sales were lower in fiscal 2003 compared to fiscal 2002 as a result of deferred maintenance expenditures by its railroad customers.

     The Other, Technologies companies reported operating income of $5,262,000 in fiscal 2003, 68.0% higher than $3,132,000 in fiscal 2002. This increase was primarily the result of higher technology licensing fees generated in fiscal 2003. Chromium reported an approximate $100,000 operating loss in fiscal 2003 compared to a modest operating profit in fiscal 2002. Start-up costs relating to Elk Technologies, Inc. also reduced operating income in fiscal 2003 by approximately $400,000.

     Fiscal 2003 and 2002 results have been restated for Cybershield, which became a discontinued operation for accounting and reporting purposes in fiscal 2004. In fiscal 2003, Cybershield incurred an approximate $1,100,000 operating loss compared to an approximate $7,500,000 operating loss in fiscal 2002. The fiscal 2002 loss included $5,273,000 of plant closure costs relating to Cybershield’s Canton, Georgia plant. Significantly reduced volumes in the cellular handset business caused Cybershield’s sales to decline significantly in fiscal 2003. Cellular handset production previously in the United States and Latin America largely shifted to Asia where the company had no significant operations.

New Accounting Standards

     There are no new accounting pronouncements that have not been adopted which impact the company.

Financial Condition

Overview

     Our liquidity needs generally arise principally from working capital requirements, capital expenditures and payment of dividends. During the three years ended June 30, 2004, we have relied primarily on internally generated funds and proceeds from sales of Senior Unsecured Notes to finance our capital expenditure requirements. Our working capital requirements fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months. We generally use our Revolving Credit Facility (Facility) to finance higher working capital requirements. There were no borrowings under the Facility during the current fiscal year until mid-March 2004.

During the spring months of 2004, our borrowings increased to about $46,000,000 before being reduced to $10,300,000 at June 30, 2004. Borrowing activity in fiscal 2004 was representative of our expected seasonal liquidity trends and requirements.

Operating Activities

     We determine cash flows from operating activities primarily from income from operations, deferred taxes, depreciation and amortization. Cash flows also either increase or decrease by changes in working capital requirements. In fiscal 2004, we generated cash flows of $50,540,000 from operating activities, compared to $23,167,000 in fiscal 2003 and $26,999,000 in fiscal 2002.

     Our overall working capital level related to continuing operations at June 30, 2004 was not significantly different than it was at June 30, 2003, increasing about $4,800,000. Trade receivables at June 30, 2004 were slightly higher than at June 30, 2003 due to higher sales levels. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products shipped during the late winter and early spring months, with payments generally due during the spring and early summer. At June 30, 2004, receivables from customer programs with extended due dates were $5,662,000 compared to $7,291,000 at June 30, 2003. Extended term receivables outstanding at June 30, 2004 are due in the first quarter of fiscal 2005. At June 30, 2004, inventories were $8,608,000 higher than at June 30, 2003. We believe our inventories are being maintained at historically appropriate levels. The current ratio was 3.2 to 1 at June 30, 2004 compared to 3.7 to 1 at June 30, 2003.

Investing Activities

     Cash flows from investing activities primarily reflect our capital expenditure strategy. Net cash used for investing activities was $63,631,000 in fiscal 2004, $51,883,000 in fiscal 2003 and $9,975,000 in fiscal 2002. Approximately $40,000,000 of current year capital expenditures relate to the construction of a second shingle manufacturing plant at the Tuscaloosa, Alabama facility, including the installation of certain infrastructure and material handling improvements designed to enhance the overall efficiency of the expanded facility. Construction of the facility and testing of production equipment has been completed and the plant was placed in service July 1, 2004. Other significant capital expenditures in fiscal 2004 included approximately $6,000,000 for productivity enhancement projects. We also invested approximately $4,600,000 to upgrade certain key information technology platforms, which are expected to be complete in the first half of fiscal 2005.

     In fiscal 2005, we are investing approximately $22,000,000 to expand the capabilities of our composite lumber facility in Lenexa, Kansas. Additional capacity from these investments is expected to be available in December 2004.

     Excluding major capacity initiatives such as the Lenexa expansion, consolidated ordinary levels of capital expenditures are generally expected to be approximately $10,000,000 to $15,000,000 per year for the near-term.

Financing Activities

     Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash provided by financing activities was $8,308,000 in fiscal 2004, compared to $21,336,000 provided in fiscal 2003 and $4,716,000 used in fiscal 2002.

     During fiscal 2004, we increased the primary credit available under our Facility from $100,000,000 to $125,000,000 and extended its maturity to November 30, 2008. In June 2004, we finalized an agreement to issue an additional $50,000,000 in Senior Unsecured Notes in a private placement transaction with a group of institutional investors. Closing on this agreement was deferred until November 15, 2004, subject to our satisfaction of certain conditions. These financing steps were initiated in a historically low interest rate environment to provide funds for growth and expansion initiatives, including possible acquisitions to extend our premium building products line of business.

     At June 30, 2004, liquidity consisted of $273,000 of cash and $111,621,000 of available borrowings under the $125,000,000 committed Facility. The debt to capital ratio (after deducting cash of $273,000 from $155,300,000 of principal debt) was 41.9%. We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

     Our Board of Directors has authorized our repurchase of common stock from time to time on the open market. As of June 30, 2004, we have repurchase authority of approximately $10,600,000 remaining. We did not make any open market purchases of common stock in fiscal 2004.

Contractual Obligations

     The following table summarizes our future payments relating to contractual obligations at June 30, 2004:

	(In thousands)
	Payments Due by Period
		Less than			After 5
	Total	1 year	1 – 3 years	4 – 5 years	years
Contractual Obligations:
Long-term Debt	$155,300	$—	$—	$95,300	$60,000
Operating Leases	21,584	2,736	4,416	3,352	11,080
Plant Construction Commitments	9,842	9,842	—	—	—

Total Contractual Obligations	$186,726	$12,578	$4,416	$98,652	$71,080

     In addition to the amounts reflected in the table, we will have an incremental $50,000,000 of Senior Unsecured Notes, scheduled to be closed in November 2004, that will be due after five years.

     Interest expense is not included in the above table as interest on floating rate obligations cannot be reasonably estimated. Interest on fixed interest rate obligations in place at June 30, 2004 is $5,356,500 per year through fiscal 2009. As a result of an interest rate swap in July 2004, $1,172,500 of annual interest will be converted from a fixed to floating rate through July 2007. Interest payments on $50,000,000 of Senior Unsecured Notes schedule to be closed in November 2004 will increase interest expense an additional $3,140,000 per year.

     Our only other significant commercial commitment at June 30, 2004 is our $125,000,000 Revolving Credit Facility, the term of which extends through November 30, 2008.

Environmental

     Our operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Certain of our manufacturing operations utilize hazardous materials in their production processes. As a result, we incur costs for remediation activities off-site and at our facilities from time to time. We establish and maintain reserves for such remediation activities, when appropriate. Current reserves established for known or probable remediation activities are not material to our financial position or results of operations.

Critical Accounting Policies

     Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies which we believe are the most critical to fully understanding and evaluating our reported financial results include the following.

Collectibility of Accounts Receivable –

     The majority of our sales are in the Building Products segment and our primary customers are building materials distributors. Due to consolidation in the industry, credit risk is concentrated. Ten customers typically account for approximately 50% of consolidated sales. We evaluate the collectibility of accounts receivables based on a combination of factors. The balance in the reserve for doubtful accounts is evaluated on an ongoing basis based on such factors as customer’s past payment history, length of time the receivables are past due, the status of customer’s financial condition and ongoing credit evaluations.

Accruals for Loss Contingencies –

     Contingencies, or uncertainties, by their nature, require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of loss. Accruals are established for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be estimated reasonably. Accrual balances are reviewed and adjusted periodically based on our judgment of changes in specific facts and circumstances for each loss accrual.

     Key loss accruals for the company include:

•	Product warranties – Product warranties are estimated and recorded based on factors such as an examination of known defects for potential exposure, claims paid history, independent data as to average length of time between asphalt roofing replacements and average length of home ownership.

•	Litigation – Litigation reserves are determined on a case specific basis from evaluations by both management and outside counsel as to any probable exposure from litigation capable of reasonable estimation.

•	Environmental exposure – Environmental exposure, primarily related to Other, Technologies companies, is evaluated by management and our environmental consultants when known or anticipated exposure is identified and quantifiable.

•	Self-insurance reserves – We partially insure ourself against losses for both casualty and medical insurance. Reserves are calculated and maintained based on historical experience and specifically identified losses.

Inventories –

     Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. We record adjustments to the value of inventories based on various factors. For the Building Products segment, adjustments may be made to inventory values based on the physical condition (e.g. age and quality) of the inventories. For the Other, Technologies companies, inventory adjustments are generally based upon the forecasted plans to sell their products and the sales prices that are expected to be realized. Inventories are adjusted to the lower of cost or market or written off if unsaleable. These adjustments are estimates and can vary from actual requirements if inventories deteriorate, become otherwise damaged or obsolete, or if competitive conditions differ from expectations.

Revenue Recognition –

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended. The majority of sales are for manufactured products, where revenue is recognized at the time products are shipped to customers. Such revenues, particularly in the Building Products segment, are subject to returns, discounts, volume rebates and other incentives, which are estimated and recorded based on sales activity and historical trends. Differences in revenues could result if actual experience differs from the historical trends used in management’s estimates.

     License revenue recognition is recorded when the following conditions are all complete: (a) a customer contracts for the nonexclusive use of inventions covered by our patents; (b) there are no remaining items relating to the license contract that have to be accomplished; and (c) the license fee is nonrefundable. Service revenues are recognized as they are performed. Revenue recognition may be subject to judgment and interpretation that the specific requirements of SAB 101 have been met.

Impairment of Long-Lived Assets –

     Long-lived assets, primarily plant, property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any such assets may not be recoverable. If the estimated sum of undiscounted cash flows is less than the carrying value of the assets being reviewed, we recognize an impairment loss, measured as the amount that the carrying value exceeds the fair value of the assets. The estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, changes in general economic conditions, industry conditions, customer requirements, technology or our business model.

Market Risks

     In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to the risks of changing commodity prices and interest rates. We have no significant foreign exchange risk. Derivatives are held as part of a formally documented risk management program. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for trading purposes. We have entered into derivative transactions related to interest rate risk and our exposure to fluctuating prices of natural gas used in our manufacturing plants, as summarized in the following paragraphs.

     We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. There are no natural gas hedge transactions in effect at June 30, 2004. However, it is anticipated that hedging strategies will likely be utilized in the future.

     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We have entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of our outstanding debt at June 30, 2004. The fair value of this swap was $1,558,000 at June 30, 2004. In July 2004, we entered into an additional interest rate swap to effectively convert the interest rate from fixed to floating on an additional $25,000,000 of our outstanding debt. Based on outstanding debt at June 30, 2004, our annual interest costs would increase or decrease $703,000 for each theoretical 1% increase or decrease in the floating interest rate. After an additional $50,000,000 of Senior Unsecured Notes are funded in November 2004, and after considering the additional interest rate swap entered into in July 2004, our interest costs would increase or decrease $953,000 annually for each theoretical 1% increase or decrease in the floating rate.

Credit Risk

     We are subject to credit risks applicable to cash and cash equivalents, accounts receivable and derivative instruments. Cash and cash equivalents are maintained at financial institutions or in short-term investments with high credit quality. Concentrations of credit risk with respect to accounts receivable primarily relate to the large building materials distributors that are our primary customers. We perform ongoing credit evaluations of our customers’ financial condition to determine the need for an allowance for doubtful accounts. We have not experienced significant credit losses for many years. Concentration of credit risk with respect to accounts receivable is limited to those customers to whom we make significant sales. Our largest customer accounted for 19% and 18% of consolidated sales in fiscal 2004 and fiscal 2003, respectively. Derivative contracts are entered into with counterparties who are, in our opinion, creditworthy counterparties.

New Accounting Standards

     There are no new accounting pronouncements that have not been adopted which impact us.

Inflation and Changing Prices

     Our primary financial statements are prepared in accordance with accounting principles generally accepted in the United States of America based on historical dollars. Accordingly, the financial statements do not portray the effects of inflation. In recent years, inflation in our key markets has been moderate, and cost controls and improving productivity have generally minimized the impact of inflation.

     The costs of manufacturing, transportation and key raw materials, including but not limited to ceramic-coated granules, asphalt, glass fibers, resins and mineral filler, together with our ability to pass along higher costs are generally influenced by factors other than inflation. These factors include general economic and industry conditions, supply and demand, surpluses and shortages, and actions of key competitors.

Forward-Looking Statements

     In an effort to give investors a well-rounded view of our current condition and future opportunities, management’s discussion and analysis of the results of operations and financial condition and other sections of this Form 10-K contain “forward-looking statements” that involve risks and uncertainties about our prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as “optimistic,” “outlook,” “believe,” “estimate,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “predict,” “could,” “should,” “may,” “likely,” or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments we believe are reasonable; however, ElkCorp’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences could include, but are not limited to: changes in demand, prices, raw material costs, transportation costs, changes in economic conditions of the various markets the company serves, changes in the amount and severity of inclement weather, actions of competitors, new and planned facilities not meeting expected productivity rates and projected financial results, and technological changes, together with other risks detailed herein. Refer to Risks Relating to the Company on pages 8 and 9 of this annual report on Form 10-K for a more detailed description of these items.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to the risks of changing commodity prices and interest rates. We have no significant foreign exchange risk. Derivatives are held as part of a formally documented risk management program. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for trading purposes. We have entered into derivative transactions related to interest rate risk and our exposure to fluctuating prices of natural gas used in our manufacturing plants, as summarized in the following paragraphs.

     We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. There are no natural gas hedge transactions in effect at June 30, 2004. However, it is anticipated that hedging strategies will likely be utilized in the future.

     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We have entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of our outstanding debt at June 30, 2004. The fair value of this swap was $1,558,000 at June 30, 2004. In July 2004, we entered into an additional interest rate swap to effectively convert the interest rate from fixed to floating on an additional $25,000,000 of our outstanding debt. Based on outstanding debt at June 30, 2004, our interest costs would increase or decrease $703,000 for each theoretical 1% increase or decrease in the floating interest rate. After an additional $50,000,000 of Senior Unsecured Notes are funded in November 2004, and after considering the additional interest rate swap entered into in July 2004, our interest costs will increase or decrease $953,000 for each theoretical 1% increase or decrease in the floating rate.

Item 8. Financial Statements and Supplemental Data

All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,
ElkCorp

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of ElkCorp and subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dallas, Texas
August 30, 2004

ELKCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
($ In thousands)	2004	2003
Assets
Current Assets
Cash and cash equivalents	$273	$5,056
Trade receivables, less allowance of $605 and $935	121,091	118,252
Inventories	62,129	53,521
Prepaid expenses and other	8,587	6,689
Deferred income taxes	7,359	2,808
Discontinued operations	5,096	19,369

Total current assets	204,535	205,695

Property, Plant and Equipment, at Cost
Land	5,171	5,171
Buildings	84,612	83,029
Machinery and equipment	234,368	216,749
Construction in progress	80,592	43,007

	404,743	347,956
Less - Accumulated depreciation	(133,635)	(121,694)

Property, plant and equipment, net	271,108	226,262

Other Assets	5,065	10,334

	$480,708	$442,291

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$37,247	$35,369
Accrued liabilities	25,419	18,958
Discontinued operations	531	1,212

Total current liabilities	63,197	55,539

Long-Term Debt	156,858	152,526

Deferred Income Taxes	45,611	37,698

Commitments and Contingencies (See Note)
Shareholders’ Equity
Common stock ($1 par, 19,988,078 shares issued)	19,988	19,988
Paid-in capital	57,852	57,331
Unearned compensation – unvested restricted stock	(628)	(385)
Retained earnings	143,540	126,969

	220,752	203,903
Less - Treasury stock (288,220 and 451,185 shares at cost)	(5,710)	(7,375)

Total shareholders’ equity	215,042	196,528

	$480,708	$442,291

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
($ In thousands, except per share data)	2004	2003	2002
Sales	$572,976	$485,127	$475,331

Costs and Expenses
Cost of goods sold	453,816	387,382	379,346
Selling, general and administrative:
Other selling, general and administrative	63,252	57,349	51,641
Noncash stock option compensation (benefit)	—	(5,378)	6,034

Income From Operations	55,908	45,774	38,310

Other Income (Expense)
Interest expense	(5,444)	(6,184)	(6,192)
Other	133	207	105

Income from Continuing Operations Before Income Taxes	50,597	39,797	32,223
Provision for income taxes	18,927	14,994	12,264

Income from Continuing Operations	31,670	24,803	19,959

Loss from Discontinued Operations, Net of Income Tax Benefits of $6,013, $378, and $2,620	(11,164)	(703)	(4,866)

Net Income	$20,506	$24,100	$15,093

Income (Loss) Per Common Share – Basic
Income from continuing operations	$1.62	$1.27	$1.03
Discontinued operations	(.57)	(.03)	(.25)

Net income per common share	$1.05	$1.24	$.78

Income (Loss) Per Common Share – Diluted
Income from continuing operations	$1.59	$1.27	$1.02
Discontinued operations	(.56)	(.04)	(.25)

Net income per common share	$1.03	$1.23	$.77

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
($ In thousands)	2004	2003	2002
Cash Flows From Operating Activities
Income from continuing operations	$31,670	$24,803	$19,959
Adjustments to reconcile income from continuing operations to net cash from continuing operating activities:
Depreciation and amortization	18,086	17,295	16,611
Deferred income taxes	3,362	7,072	5,183
Changes in assets and liabilities, net of acquisition:
Trade receivables	(2,839)	(26,188)	(22,837)
Inventories	(8,608)	(8,409)	778
Prepaid expenses and other	(1,898)	2,799	(1,090)
Accounts payable	1,878	9,450	(9,619)
Accrued liabilities	6,461	(4,927)	14,433

Net cash provided by continuing operations	48,112	21,895	23,418
Net cash provided by discontinued operations	2,428	1,272	3,581

Net cash provided by operating activities	50,540	23,167	26,999

Cash Flows From Investing Activities
Additions to property, plant and equipment	(62,950)	(49,181)	(10,701)
Acquisition of business	—	(2,224)	—
Other, net	(681)	(478)	726

Net cash used for investing activities	(63,631)	(51,883)	(9,975)

Cash Flows From Financing Activities
Proceeds from sale of Senior Notes	—	25,000	120,000
Borrowings (repayments) on Revolving Credit Facility, net	10,300	—	(123,300)
Dividends paid on common stock	(3,935)	(3,903)	(3,873)
Exercises of stock options	2,540	231	2,739
Purchases of common stock from ESOP	(693)	—	—
Other	96	8	(282)

Net cash provided by (used for) financing activities	8,308	21,336	(4,716)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,783)	(7,380)	12,308
Cash and Cash Equivalents at Beginning of Year	5,056	12,436	128

Cash and Cash Equivalents at End of Year	$273	$5,056	$12,436

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
							Other	Total
	Comprehensive	Common	Paid-in	Retained	Treasury	Unearned	Comprehensive	Shareholders’
($ In thousands, except per share data)	Income	Stock	Capital	Earnings	Stock	Compensation	Income	Equity
Balance, June 30, 2001		$19,988	$58,368	$95,552	$(11,806)	$—	$—	$162,102
Comprehensive Income:
Net income	$15,093	—	—	15,093	—	—	—	15,093
Unrealized gains on derivatives, net of tax	31	—	—	—	—	—	31	31

Comprehensive income	$15,124

Exercises of stock options, including tax benefit of $757		—	51	—	2,688	—	—	2,739
Dividends, $.20 per share		—	—	(3,873)	—	—	—	(3,873)

Balance, June 30 2002		19,988	58,419	106,772	(9,118)	—	31	176,092
Comprehensive income:
Net income	$24,100	—	—	24,100	—	—	—	24,100
Derivative transactions, net of tax	(31)	—	—	—	—	—	(31)	(31)

Comprehensive income	$24,069

Exercises of stock options, including tax benefit of $0		—	(925)	—	1,156	—	—	231
Restricted stock grants		—	(163)	—	587	(424)	—
Restricted stock vesting		—	—	—	—	39	—	39
Dividends, $.20 per share		—	—	(3,903)	—	—	—	(3,903)

Balance, June 30, 2003		19,988	57,331	126,969	(7,375)	(385)	—	196,528
Comprehensive income:
Net income	$20,506	—	—	20,506	—	—	—	20,506
Derivative transactions, net of tax	—	—	—	—	—	—	—	—

Comprehensive income	$20,506

Exercises of stock options, including tax benefit of $275		—	352	—	2,188	—	—	2,540
Restricted stock grants		—	169	—	170	(339)	—	—
Restricted stock vesting		—	—	—	—	96	—	96
Purchases of common stock from ESOP		—	—	—	(693)	—	—	(693)
Dividends, $.20 per share		—	—	(3,935)	—	—	—	(3,935)

Balance, June 30, 2004		$19,988	$57,852	$143,540	$(5,710)	$(628)	$—	$215,042

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     The Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) nontoxic composite wood decking, marine dock, and fencing products. Building Products accounted for 97% of consolidated sales in fiscal 2004.

     Other, Technologies consists of the company’s other operations. These dissimilar operations are combined, as none individually meets the materiality criteria for separate segment reporting. In fiscal 2003, operating profit from Ortloff Engineers, LTD (Ortloff), which provides proprietary technologies and related engineering services to the natural gas processing industry, exceeded 10% of consolidated operating profit. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” this business was presented as a separate segment in fiscal 2003 because it exceeded this quantitative threshold. However, this business has not historically met the 10% reporting test, did not in fiscal 2004, nor will it typically be expected to in the future. Accordingly, this business is included in Other, Technologies in fiscal 2004. Prior periods have been restated to include Ortloff in Other, Technologies in all periods presented.

     Other, Technologies also includes Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments. An additional operation, Elk Technologies, Inc., develops and markets fabrics featuring VersaShield® fire retardant coating designed for use outside of traditional building products applications, including home furnishings and other consumer products. This business has produced nominal commercial sales to date.

     In December 2003, the company made the decision to discontinue Cybershield, Inc. and its subsidiaries (Cybershield) and sell Cybershield or its assets. Cybershield had previously been included in Other, Technologies for segment reporting purposes. Prior periods have been restated to present Cybershield as a discontinued operation in all periods presented.

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

Cash and Cash Equivalents

     Cash equivalents are highly liquid investments purchased with an original maturity of, or which are subject to redemption in, three months or less. There were no cash equivalents at June 30, 2004. Cash equivalents were $5,000,000 at June 30, 2003.

Concentration of Credit Risk

     The majority of the company’s sales are in the Building Products segment, which accounted for 97% of consolidated sales in fiscal 2004. The company performs ongoing credit evaluations and maintains reserves for potential credit losses. Its primary customers are building materials distributors. The ten largest Building Products customers typically account for approximately 50% of annual consolidated sales. One customer accounted for 19%, 18%, and 18% of consolidated sales in fiscal years 2004, 2003 and 2002, respectively.

Revenue Recognition

     Significant revenue recognition policies are as follows:

•	Manufactured Products – Revenue is recognized at the time products are shipped to customers. All risks and rewards of ownership pass to the customer upon shipment. In Building Products, sales volume rebates or contractual allowance payments are offered to customers based on their level of sales activity and regional, competitive market conditions. The effects of returns, discounts and other incentives are estimated and recorded at the time of shipment. Volume rebates and allowances are estimated and recorded as a reduction of sales.

•	Service Revenues – Service revenues and related expenses are immaterial and are not disaggregated in the financial statements. When services are provided, generally by companies in Other, Technologies, revenue is recognized as services are performed.

•	License Fees – License fees are generally recognized when the following conditions are all complete: (a) a customer contracts for a nonexclusive license to use the inventions covered by company patents; (b) there are no remaining items relating to the license contract that have to be accomplished by the company; and (c) the license fee is nonrefundable. Licenses are granted without term on an individual project basis.

Freight Costs

     Freight costs for all reporting periods are included in cost of goods sold.

Inventories

     Inventories are stated at the lower of cost (including materials, direct labor, and applicable overhead) or market, using the first-in, first-out (FIFO) method. The cost of raw materials inventories is reduced for volume rebates from suppliers as applicable volume thresholds are met. Inventories are comprised of:

	(In thousands)
	June 30,
	2004	2003
Raw Materials	$12,169	$8,826
Work-In-Process	160	89
Finished Goods	49,800	44,606

	$62,129	$53,521

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Buildings and improvements	10 – 40 years
Machinery and equipment	5 – 20 years
Computer equipment	3 – 6 years
Office furniture and equipment	5 – 12 years

     During 2004, 2003 and 2002, the company recorded to expense $18,054,000, $17,229,000, and $16,539,000, respectively, in depreciation expense.

     The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. In fiscal 2004 and 2003, $3,079,000 and $995,000 of interest cost was capitalized, respectively. In 2002, no interest cost was capitalized.

Intangibles

     There is no recorded goodwill at June 30, 2004. Future goodwill and other intangibles with indefinite useful lives, when recorded, will not be amortized but will be tested at least annually for impairment. The cost of patents is amortized over their useful lives. Patent amortization expense is immaterial.

Advertising Costs

     Advertising costs are expensed as incurred. For fiscal years 2004, 2003 and 2002, advertising costs were $8,905,000, $7,057,000 and $8,180,000, respectively.

Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets.

Accounting for Stock-Based Compensation

     The company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans. Refer to the Noncash Stock Option Compensation footnote for a detailed description of the company’s application of APB No. 25. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma earnings, stock option compensation expense, and basic and diluted earnings per common share for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, assuming all options granted in 1996 and thereafter were valued using the Black-Scholes model, would have been as follows (in thousands, except per share amounts):

	(In thousands)
	Year Ended June 30,
	2004	2003	2002
Net income:
As reported	$20,506	$24,100	$15,093
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	(3,496)	3,922
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1996, net of related tax effects	(2,519)	(2,273)	(3,975)

Pro forma earnings	$17,987	$18,331	$15,040

Earnings per common share:
Basic – as reported	$1.05	$1.24	$.78
Basic – pro forma	$.92	$.94	$.78
Diluted – as reported	$1.03	$1.23	$.77
Diluted – pro forma	$.90	$.94	$.77

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2004, 2003 and 2002; dividend yields of 1.0%, 0.9%, and 1.0%; risk-free interest rates of 3.7%, 5.1%, and 5.1%; expected market price volatility of .435, .489, and .42; and expected lives of options of 9.0 years. Based on this model, the weighted average fair value of stock options granted in fiscal 2004, 2003 and 2002 was $11.40, $15.52, and $11.94, respectively, per share.

Income Taxes

     Deferred income taxes are provided to reflect temporary differences between the financial reporting basis and the tax basis of the company’s assets and liabilities using presently enacted tax rates.

Supplemental Cash Flows

     Supplemental cash flow amounts were as follows:

	(In thousands)
	Year Ended June 30,
	2004	2003	2002
Interest paid	$8,250	$7,256	$5,961
Income taxes paid	$10,871	$5,415	$2,805

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

     The company is required to purchase natural gas for use in its manufacturing facilities. This purchase exposes the company to the risk of higher natural gas prices. In November 2001, the company adopted an Energy Risk Management Policy, and an Energy Committee was appointed to develop strategies to manage the company’s risks of adverse changes in the energy markets. The company entered into hedge transactions to set the price relating to approximately 50% of its anticipated use of natural gas not subject to fixed rate contracts through October 2002. The company entered into a similar hedge to fix the price on 50% of its projected natural gas usage from December 31, 2003 through April 30, 2004. For these cash flow hedges, the fair value of the derivatives was recorded on the balance sheet. The effective portion of the changes in the fair value of these derivatives was recorded in other comprehensive income and reclassified to cost of sales in the period in which earnings were impacted by the hedged items. The ineffective portion of the changes in fair value of these derivatives was immaterial. There are no hedge commitments on natural gas at June 30, 2004. However, it is anticipated that hedging strategies will likely be utilized in the future.

     The Board of Directors and company management determined that prudent interest rate strategy is to maintain a debt mix that is balanced between fixed rate debt and variable rate debt. In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of debt through 2012. In July 2004, the company entered into an additional interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of debt through July 2007. For these fair value hedges, both the fair value of the derivative and the underlying hedged item are or will be reported in the balance sheet, as applicable. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. However, since both interest rate swaps are 100% effective, as defined, there is no net effect on the company’s results of operations from marking the interest rate swap to market.

     The company is exposed to credit loss in the event of nonperformance by counterparties on derivative instruments. Although nonperformance is possible, the company does not anticipate nonperformance on the interest rate swaps, as these contracts are, in management’s opinion, with creditworthy counterparties.

Fair Value of Financial Instruments

     The carrying amounts of the company’s cash, cash equivalents, trade receivables, accounts payable, long-term debt and derivative instruments approximate fair value.

Accruals for Loss Contingencies

     Contingencies, or uncertainties, by their nature, require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of loss. Accruals are established for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be estimated reasonably. Accrual balances are reviewed and adjusted periodically based on management’s judgment of changes in specific facts and circumstances for each loss accrual. Key loss accruals for the company include product warranties, litigation, environmental exposures and self-insurance reserves.

New Accounting Standards

     There are no new accounting pronouncements that have not been adopted which impact the company.

Discontinued Operations

     In December 2003, company management and the Board of Directors concluded that the risk and prospects for future success of Cybershield did not justify the additional investment of capital and other resources that would be required to continue Cybershield’s operations. Progress towards replacing lost cellular revenue with revenue from other sources was progressing slower than anticipated, and the profit contribution from new commercial production of the EXACT precision metallization process was lower than originally contemplated. Accordingly, the decision was made to discontinue Cybershield and to sell its operations or its assets. The company had previously decided to sell Cybershield’s Canton, Georgia facility. Therefore, the Canton, Georgia facility is included as a component of discontinued operations. As a result of these actions, Cybershield is classified as a discontinued operation in the Consolidated Financial Statements pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Cybershield had previously been included in Other, Technologies for segment reporting purposes, and prior periods have been restated to present Cybershield as a discontinued operation in all periods presented.

     On August 10, 2004, the company sold substantially all assets of Cybershield, excluding the Canton, Georgia facility, to the Cybershield management group for $1,293,000 in cash. The sale price approximated the book value of assets, net of assumed liabilities, at the date of sale.

     During fiscal years 2004, 2003 and 2002, the company reported losses from discontinued operations of $11,164,000, $703,000 and $4,866,000, net of tax, respectively. Included in these losses are write-downs of Cybershield’s net assets to estimated market value. In fiscal 2004, the pretax write-down of assets of Cybershield’s Lufkin facility totaled $10,496,000. Pretax write-downs of Cybershield’s Canton, Georgia assets were $1,850,000 in fiscal 2004 and $3,600,000 in fiscal 2002. The fiscal 2004 Canton write-down was a result of market conditions and an updated fair market value analysis of the facility performed by independent valuation experts. The fiscal 2002 write-down related to the impairment of property, plant and equipment and goodwill, and an inventory write-down.

     In fiscal 2002, Cybershield recorded $1,673,000 in other costs related to severance, relocation costs and the settlement of a dispute related to operations at the Canton, Georgia facility.

     Net assets of discontinued operations at June 30, 2004 (in thousands) are summarized as follows:

Current Assets:
Trade receivables	$541
Inventory	354
Long-lived assets held for sale, including the Canton, Georgia facility	4,089
Other	112

5,096

Current Liabilities:
Accounts payable and accrued liabilities	531

Net Assets	$4,565

     Summary operating results of discontinued operations are as follows:

	(In thousands)
	Year Ended June 30,
	2004	2003	2002
Sales	$8,167	$21,019	$31,195
Cost of sales	10,570	19,197	27,331
Selling, general and administrative	2,428	2,903	7,750
Write-down of assets	12,346	—	3,600

Operating loss	(17,177)	(1,081)	(7,486)
Income tax benefit	(6,013)	(378)	(2,620)

Loss from discontinued operations	$(11,164)	$(703)	$(4,866)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

     Basic earnings per share from continuing operations were computed by dividing income from continuing operations by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share include outstanding stock options and restricted shares. In accordance with SFAS No. 128, “Earnings Per Share,” diluted earnings per share from discontinued operations presented in the Consolidated Statements of Operations were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless of whether those amounts were anti-dilutive to their respective per share amounts. The reconciliation of basic earnings per share from continuing operations to diluted earnings per share from continuing operations is shown in the following table:

	(In thousands, except per share data)
	Year Ended June 30,
	2004	2003	2002
Income from continuing operations	$31,670	$24,803	$19,959

Denominator for basic earnings per share-weighted average shares outstanding	19,609	19,481	19,311
Effect of dilutive securities:
Restricted shares and employee stock options	316	119	346

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under the incentive stock option plan and vesting of restricted shares using the treasury stock method	19,925	19,600	19,657

Basic earnings per share from continuing operations	$1.62	$1.27	$1.03

Diluted earnings per share from continuing operations	$1.59	$1.27	$1.02

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	730,000	1,413,000	594,000

Long-Term Debt

	(In thousands)
	June 30,
	2004	2003
Senior Notes	$145,000	$145,000
Revolving Credit Facility	10,300	—
Fair value of interest rate swap	1,558	7,526

	$156,858	$152,526

     In June 2002, the company issued $120,000,000 of Senior Notes (Notes) and in March 2003, issued an incremental $25,000,000 in Notes. Of the Notes, $25,000,000 mature in fiscal 2008 and carry a coupon rate of 4.69%, $60,000,000 mature in fiscal 2009 and carry a coupon rate of 6.99%, and $60,000,000 mature in fiscal 2012 and carry a coupon rate of 7.49%. Interest is payable semiannually on June 15 and December 15 of each year for $120,000,000 of Notes and July 15 and January 15 of each year for $25,000,000 of Notes. In June 2004, the company executed an agreement to issue an additional $50,000,000 in Notes scheduled to be closed, subject to the company’s satisfaction of certain conditions, on November 15, 2004. These new Notes mature in November 2014 and carry a coupon rate of 6.28%. Interest on the new Note issuance will be payable semiannually on May 15 and November 15 of each year.

     In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At June 30, 2004, the fair value of the derivative was $1,558,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 15, 2007. This new interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap.

     At June 30, 2004, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. At June 30, 2004, $10,300,000 of borrowings were outstanding on the Facility and $3,079,000 of letters of credit were outstanding. Borrowings under the Facility bear interest at (1) the lender’s prime rate, or (2) at the company’s option, a Eurodollar rate, in each case plus specified basis points based on the company’s leverage ratio, as defined, at each quarter end. The Facility also provides for a commitment fee on the average unused portion of the line and for letters of credit issued under the Facility. The commitment fee rate and letter of credit fee rate are also determined by the company’s leverage ratio. At June 30, 2004, the rate in effect for Eurodollar borrowings was the Eurodollar rate plus 1.375%, the letter of credit rate was 1.375% and the commitment fee rate was .375%.

     Both the Notes and the Facility require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited to certain specified levels by the Facility agreement. At June 30, 2004, the company was in compliance with all requirements.

     The company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

Shareholders’ Equity

     Authorized common stock, par value $1.00, is 100,000,000 shares, of which 19,988,078 shares were issued at June 30, 2004. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.

Shareholder Rights Plan

     On May 26, 1998, the company’s Board of Directors adopted a new Shareholder Rights Plan which took effect when the existing rights plan expired on July 8, 1998. Under the new plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock of the company held by the shareholders of record as of the close of business on July 8, 1998. Until the occurrence of certain events, the rights are represented by and trade in tandem with common stock. Each right will separate and entitle shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Related Person), other than certain bona fide institutional investors to whom a 20% threshold applies, acquire beneficial ownership of 15% or more of the company’s common stock, all rights not held by the Related Person become rights to purchase one one-hundredth of a share of preferred stock for $110 or $110 of ElkCorp common stock at a 50% discount. If after such an event the company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip over” right to buy discounted stock in the surviving entity.

     Under certain circumstances, the rights are redeemable at a price of $0.01 per right. Further, upon defined stock accumulation events, the Board of Directors has the option to exchange one share of common stock per right. The rights will expire by their terms on July 8, 2008.

Acquisition

     On October 16, 2002, a newly formed, wholly owned subsidiary of the company purchased substantially all of the assets of Advanced Composites Technologies, L.L.C. (ACT), a start-up stage manufacturer of advanced composite building products. The total purchase price was $2,224,000, plus contingent future earn-out payments based upon the profitability above certain thresholds of the newly formed subsidiary. For five years, the contingent earn-out amount is unlimited in amount and is calculated using a defined formula. The company is currently unable to estimate an amount for maximum potential payment in the first five years. If in the first five years, the total contingent earn-out payments are less than $12,725,000, the obligation continues indefinitely based on the defined formula, limited however, so that total contingent payments cannot exceed this amount. If in the first five years the total earn-out payments exceed $12,725,000 the payment obligation terminates at the end of such five year period and no further payments are due. As of June 30, 2004, no earn-out payments have been earned or paid. Existing cash resources were used to fund the acquisition. Assets acquired included $180,000 in trade receivables, $228,000 in inventory, $79,000 in other current assets, $1,123,000 in property and equipment and $614,000 in patents and other intangibles. The operating results attributable to the acquired assets have been included in the company’s consolidated financial statements since the date of acquisition. ACT’s sales were not significant in its most recent fiscal year prior to acquisition.

Product Warranties

     The company provides its customers limited warranties on certain products. Limited warranties relating to products sold by the Building Products segment generally range from 20 to 50 years. Warranties relating to Other, Technologies companies are not significant to their operations. Warranty reserves are established based on known or probable claims, together with historical experience factors. During 2004, 2003 and 2002, the company recorded to expense $3,313,000, $2,853,000 and $2,769,000, respectively, in warranty claim settlements and reserves. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the company’s warranty liability during 2004 and 2003 were as follows:

	(In thousands)
	Year Ended June 30,
	2004	2003
Balance at beginning of year	$2,675	$2,395
Amounts charged to expense	3,313	2,853
Warranty settlements	(2,885)	(2,573)

Balance at end of year	$3,103	$2,675

Restricted Stock and Stock Options

     In October 2002, shareholders approved the 2002 ElkCorp Equity Incentive Compensation Plan (Equity Incentive Compensation Plan), which provides for grants of restricted stock to employees of the company. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow. Restricted shares granted in fiscal 2004 and 2003 generally vest 20% per year over a five-year restriction period. In fiscal 2004, 12,320 restricted shares were granted at market prices ranging from $24.14 to $29.67. In fiscal 2003, 25,535 restricted shares were granted at market prices ranging from $15.45 to $20.40. At grant date, the value of restricted stock is reflected as unearned compensation in shareholders’ equity and is amortized over the applicable restriction period. In fiscal 2004 and 2003, compensation expense of $96,000 and $39,000 was recognized relating to restricted stock awards, respectively.

     The company’s Equity Incentive Compensation Plan also provides for the granting of incentive and nonqualified stock options to directors, officers and key employees of the company for purchase of the company’s common stock. Stock options are generally granted for a ten-year term. Options granted to officers and key employees through fiscal 2004 generally vest ratably over five years. Options granted to directors are fully vested at grant date.

     Information relating to options is as follows:

			Weighted
	Number	Option Price	Average Option
	of Shares	Range per Share	Price per Share
Outstanding at June 30, 2001	1,670,534	$7.56 - $34.25	$18.74
Granted	357,260	$17.20 - $26.04	$20.20
Cancelled	(48,137)	$8.44 - $28.04	$21.45
Exercised	(278,011)	$8.33 - $19.94	$11.47

Outstanding at June 30, 2002	1,701,646	$7.56 - $34.25	$20.16
Granted	362,450	$15.45 - $27.93	$27.16
Cancelled	(41,605)	$19.94 - $27.93	$21.22
Exercised	(23,480)	$8.44 - $20.07	$9.75

Outstanding at June 30, 2003	1,999,011	$7.56 - $34.25	$21.51
Granted	391,385	$22.61 - $25.60	$22.78
Cancelled	(24,596)	$10.72 - $28.04	$24.75
Exercised	(218,988)	$8.33 - $28.04	$15.20

Outstanding at June 30, 2004	2,146,812	$7.56 - $34.25	$22.35

     The following table summarizes information about options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise	Number	Remaining	Exercise		Weighted Average
Prices	Outstanding	Contractual Life	Price	Number Exercisable	Exercise Price
$7.56 – $19.99	740,969	5.22 yrs.	$17.36	588,392	$17.02
$20.00 – $23.99	668,419	8.11 yrs.	$21.62	153,068	$20.73
$24.00 – $34.25	737,424	6.53 yrs.	$28.02	434,664	$28.03

     At June 30, 2004, 2003 and 2002, options for 1,176,124, 1,100,815, and 864,554 shares were exercisable, respectively. A total of 1,060,098, 1,463,803, and 665,006 shares were reserved for future grants of stock options and restricted stock at June 30, 2004, 2003 and 2002, respectively.

Employee Benefit Plans

     The company’s Employee Stock Ownership Plan (ESOP) became effective January 1, 1981. Under the plan, the company may contribute a percentage of each participant’s annual compensation into a trust, either as treasury stock contributions or cash, which is then used to purchase ElkCorp common stock. Employees vest 20% after one year of employment and 20% per year thereafter, with the stock distributed to a participant at retirement, death, disability, or as authorized by the Plan Administrative Committee. Effective January 1, 1990, the company established an Employee Savings Plan under Internal Revenue Code section 401(k). Under the 401(k) Plan, the company may contribute a percentage of each participant’s annual compensation into the 401(k) Plan to be invested among various defined alternatives at the participants’ direction. Investment alternatives under the 401(k) Plan do not include ElkCorp common stock. Vesting of company contributions is in accordance with the same schedule as that of the ESOP. All full-time employees, except those covered by plans established through collective bargaining, are eligible for participation in the above plans after meeting minimum service requirements.

     Since 1998, the Board of Directors annually has authorized total contributions of 5.0%, including forfeitures, of each participant’s annual compensation, as defined, split equally between the ESOP and 401(k) Plans. In addition, the company contributes an additional $.50 for every $1.00 of employee contributions into the 401(k) Plan limited to a maximum matching company contribution of 2% of an employee’s compensation. Total contributions charged to expense for these plans were $3,811,000, $3,592,000, and $2,874,000, in 2004, 2003 and 2002, respectively.

     Under the company’s Stock/Loan Plan, which became effective July 1, 1975, approximately 200 employees have been granted loans, based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the company’s common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 2004 and 2003 totaling $2,583,000 and $2,005,000, respectively, are included in other assets. In compliance with certain provisions of the Sarbanes – Oxley Act of 2002, no loans were granted to executive officers of ElkCorp in either fiscal 2004 or 2003. In lieu of stock loans, 12,320 and 25,535 shares of restricted stock were granted to executive officers in fiscal 2004 and 2003, respectively.

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

     It was never the company’s intention to issue SAR’s under the 1998 Plan. Prior to March 2002, no optionee ever utilized the cashless relinquishment alternative, and a total of only three optionees, none being executive officers of the company, utilized this exercise alternative for nominal numbers of shares. The company believed that its prior use of “fixed” accounting for options outstanding under the 1998 Plan was appropriate. However, in fiscal 2002 the company determined that options granted under the 1998 Plan should have been accounted for using “variable” option accounting. Noncash stock compensation expense of $6,034,000 ($3,922,000 net of tax, or $.20 per diluted share) was recorded in fiscal 2002. The impact of variable accounting on each year prior to fiscal 2002 was not material.

     In keeping with the company’s original intent, effective August 13, 2002, the Compensation Committee of the Board of Directors terminated the availability of the relinquishment alternative under the 1998 Plan, thereby removing any question regarding the appropriateness of “fixed” accounting for these employee stock options thereafter. Based on this action, together with a decline in the company’s share price subsequent to June 30, 2002, the company recorded a reversal of fiscal 2002 noncash stock option compensation expense of $5,378,000 ($3,496,000, net of tax, or $.18 per diluted share) in the first quarter of fiscal 2003. Subsequent to August 13, 2002, the company is again utilizing the “fixed” method of stock option accounting.

Commitments and Contingencies

     The company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2017. Total rental expense was $4,080,000 in 2004, $3,671,000 in 2003, and $2,869,000 in 2002. At June 30, 2004, future minimum rental commitments under noncancelable operating leases, payable over the remaining lives of the leases, are:

(In thousands) Minimum
Fiscal Year	Rental Commitments
2005	$2,736
2006	2,409
2007	2,007
2008	1,708
2009	1,644
Thereafter	11,080

Total	$21,584

     In conjunction with the Lenexa, Kansas composite building products expansion, the company has commitments for purchase orders and construction contracts totaling $9,842,000 at June 30, 2004.

     Chromium has engaged in limited remediation activities at its former plating operation, which is located in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary cleanup plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

     Chromium completed a supplemental groundwater and soil assessment at the facility. The plan further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (“APAR”) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination was necessary. Chromium will now submit a proposed Remedial Action Plan (“RAP”) to the TCEQ in which it will propose activities and engineering controls to cleanup the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program.

     Until the significant actions that will be included in the RAP are identified, the estimate of costs to remediate the site are not determinable, nor can the company determine at this point in time if it is reasonably possible that it will incur material additional costs at the site. If a RAP similar to a plan successfully used at another Chromium plant is approved by TCEQ, remediation costs will be immaterial to the company’s consolidated results of operations, financial position and liquidity. However, other scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company. The company believes that sufficient information for establishing a reserve for this environmental exposure in accordance with SFAS No. 5, “Accounting for Contingencies,” may be available by the end of the first half of fiscal 2005, and further anticipates that it may be in a position at that time to determine if it is reasonably possible that the company will incur material additional costs with regard to this site.

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

     The company and its subsidiaries are involved in various other legal proceedings and claims, including claims arising in the ordinary course of business. Based on advice from legal counsel, management believes such litigation and claims will be resolved without material adverse effect on the consolidated financial statements.

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

Accrued Liabilities

     Accrued liabilities consist of the following:

	(In thousands)
	June 30,
	2004	2003
Product warranty reserves	$3,103	$2,675
Self-insurance reserves	1,855	1,488
Compensation and employee benefits	9,884	5,241
All other	10,577	9,554

	$25,419	$18,958

Income Taxes

     The company’s effective tax rate was 37.4% in 2004, 37.7% in 2003, and 38.1% in 2002. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:

	Year Ended June 30,
	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal tax effect	2.1%	2.3%	2.5%
Miscellaneous items	.3%	.4%	.6%

	37.4%	37.7%	38.1%

Components of the income tax provisions consist of the following:

	(In thousands)
	Year Ended June 30,
	2004	2003	2002
Federal:
Current	$6,516	$7,698	$6,281
Deferred, net	11,340	6,382	5,183
State	1,071	914	800

	$18,927	$14,994	$12,264

The significant components of the company’s deferred tax assets and liabilities are summarized below:

	(In thousands)
	June 30,
	2004	2003	2002
Deferred tax assets:
Accrued liabilities, difference in expense recognition	$2,967	$2,648	$4,249
Receivables, bad debt reserve	314	360	257
Inventories, difference in capitalization	2,318	1,179	979
Nonqualified deferred compensation plan	679	525	262
Asset impairment	4,030	861	1,115
Other	88	71	—

	10,396	5,644	6,862

Deferred tax liabilities:
Fixed assets, primarily depreciation method differences and deferred testing costs	(45,611)	(38,412)	(34,660)
Deferred license fees	(3,037)	(2,122)	—
Other	—	—	(20)

	(48,648)	(40,534)	(34,680)

Net deferred tax liability	$(38,252)	$(34,890)	$(27,818)

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

Financial Information By Company Segments

	(In thousands)
	Year Ended June 30,
	2004	2003	2002
Sales
Building Products	$557,576	$467,002	$459,673
Other, Technologies	15,400	18,125	15,658
Corporate	—	—	—

	$572,976	$485,127	$475,331

Income from Continuing Operations
Building Products	$67,030	$45,901	$53,325
Other, Technologies	2,462	5,262	3,132
Corporate	(13,584)	(5,389)	(18,147)

	55,908	45,774	38,310
Other income	133	207	105
Interest expense	(5,444)	(6,184)	(6,192)

Income from continuing operations before income taxes	$50,597	$39,797	$32,223

Identifiable Assets
Building Products	$428,246	$376,110	$314,668
Other, Technologies	19,860	18,773	11,748
Corporate	27,506	28,039	32,588
Discontinued Operations	5,096	19,369	22,424

	$480,708	$442,291	$381,428

Depreciation and Amortization
Building Products	$14,635	$13,738	$13,239
Other, Technologies	718	732	670
Corporate	2,733	2,825	2,702

	$18,086	$17,295	$16,611

Capital Expenditures
Building Products	$55,879	$47,528	$9,161
Other, Technologies	326	241	1,149
Corporate	6,745	1,412	391

	$62,950	$49,181	$10,701

Product Sales

     The following table summarizes sales from continuing operations by product category, excluding intercompany sales:

	(In thousands)
	Year Ended June 30,
	2004	2003	2002
Premium roofing	$516,078	$435,036	$415,659
Performance nonwoven fabrics	32,973	30,726	44,014
Composite building products	8,525	1,240	—
Technology licensing and consulting fees	6,934	10,693	6,829
Hard chrome and other surface finishes	8,339	7,417	8,829
Other	127	15	—

	$572,976	$485,127	$475,331

Quarterly Summary of Operations

(Unaudited, in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
Sales	$159,739	$115,478	$123,208	$102,545	$131,947	$123,616	$158,082	$143,488
Gross Profit	33,148	24,375	27,258	18,992	26,615	23,482	32,139	30,896
Income from Continuing Operations	10,057	9,388	7,014	2,708	6,247	4,395	8,352	8,312
Discontinued Operations	(920)	(392)	(7,857)	108	(2,189)	67	(198)	(486)
Net Income (Loss)	9,137	8,996	(843)	2,816	4,058	4,462	8,154	7,826
Net Income (Loss) Per Share:
Income from Continuing Operations –
Basic	.51	.48	.36	.14	.32	.23	.42	.43
Diluted	.51	.48	.35	.14	.31	.23	.42	.42
Discontinued Operations –
Basic	(.04)	(.02)	(.40)	—	(.11)	—	(.01)	(.03)
Diluted	(.05)	(.02)	(.39)	—	(.11)	—	(.01)	(.02)
Net Income (Loss) –
Basic	.47	.46	(.04)	.14	.21	.23	.41	.40
Diluted	.46	.46	(.04)	.14	.20	.23	.41	.40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of ElkCorp:

Our audits of the consolidated financial statements referred to in our report dated August 30, 2004 appearing in the 2004 Annual Report on Form 10-K of ElkCorp also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dallas, Texas
August 30, 2004

ELKCORP AND SUBSIDIARIES
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002

	( Dollars in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions		Deductions
	Balance at	Charged to Costs		For Purposes For Which	Balance at
Description	Beginning of Period	and Expenses	Other	Reserves Were Created	End of Period
Year Ended June 30, 2004
CONSOLIDATED:
Allowance for doubtful accounts	$935	$83	$(175)	$(238)	$605

Allowance for inventory obsolescence	$262	$—	$—	$—	$262

Year Ended June 30, 2003
CONSOLIDATED:
Allowance for doubtful accounts	$690	$282	$—	$(37)	$935

Allowance for inventory obsolescence	$126	$136	$—	$—	$262

Year Ended June 30, 2002
CONSOLIDATED:
Allowance for doubtful accounts	$807	$264	$—	$(381)	$690

Allowance for inventory obsolescence	$126	$—	$—	$—	$126

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to ElkCorp (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

b)	Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning our Directors required by this item is incorporated herein by reference to the material under the caption “Election of Directors” of our Proxy Statement (Proxy Statement) for the October 26, 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. The Proxy Statement is incorporated herein by reference. Information concerning our Audit Committee and determination by the Board of Directors that at least one member of the Audit Committee qualifies as an “Audit Committee Financial Expert” is incorporated by reference to the material under the caption “Audit Committee Report” of the Proxy Statement. Information concerning compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the material under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement. Information concerning Executive Officers of ElkCorp is contained in Item 1 of this report in Item 4A, under the caption “Executive Officers of ElkCorp” of this Annual Report on Form 10-K. Information concerning our code of ethics is incorporated herein by reference to the material under the caption “Code of Financial Ethics” of the Proxy Statement.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the information under the caption “Executive Compensation” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated herein by reference to the information under the caption “ElkCorp Stock Ownership” and “Equity Compensation Plan Information” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated herein by reference to the material under the captions “Compensation Committee Interlocks and Insider Participation” and “Stock/Loan Balances” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated herein by reference to the information under the caption “Audit Fees” of the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (A) 1. Financial Statements

     The following financial statements of the company are set forth in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2004, and 2003
Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003, and 2002
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2004, 2003, and 2002
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II — Consolidated Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

     3. Executive Compensation Plans and Arrangements

     The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this report:

1.	Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.2 in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

2.	2002 ElkCorp Equity Incentive Compensation Plan filed as Exhibit 10.3 hereto and incorporated by reference to Appendix A in the Registrant’s Proxy Statement dated September 20, 2002 (File 1-5341).

3.	Deferred Compensation Plan filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit 10.4 in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

B. Reports on Form 8-K

     We filed two Forms 8-K in the fourth quarter of fiscal 2004 as follows: On April 16, 2004, we filed a Form 8-K relating to a press release containing our consolidated operating results and other financial information for our third quarter of fiscal 2004. On June 17, 2004, we filed a Form 8-K regarding updating our earnings outlook for the fourth quarter and fiscal year 2004.

C. Exhibits

**3.1	The Restated Certificate of Incorporation of the company, filed as Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

**3.11	Certificate of Amendment to Certificate of Incorporation dated December 2, 1998 (file No. 1-5341).

**3.2	Bylaws of the company, as amended, filed as Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-5341).

**4.1
Form of Rights Agreement dated as of July 7, 1998, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibits A and B thereto the Forms of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, Rights Certificate, filed as Exhibit 4.1 to the company’s current Report on Form 8-K dated May 26, 1998 (File No. 1-5341).

**4.12
Credit Agreement dated as of November 30, 2000 among the company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

**4.13
First Amendment to Credit Agreement dated as of March 31, 2001 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.13 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

**4.14
Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior Notes as filed as Exhibit 4.14 in the company’s Form 8-K dated June 10, 2002 (File No. 1-5341).

**4.15
Note Purchase Agreement dated as of March 1, 2003 for the sale of $25,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.15 to the company’s current Report on Form 8-K dated March 18, 2003 (File No. 1-5341).

**4.16
Second Amendment to Credit Agreement dated as of June 5, 2002 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.16 in to the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.17
Third Amendment to Credit Agreement dated as of February 20, 2003 among the company, Bank One, N.A., as Documentation Agent, Wachovia Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.17 in the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.18
Fourth Amendment to Credit Agreement dated as of March 7, 2003 among the company, Bank One, N.A., as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.18 in the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.19
Fifth Amendment to Credit Agreement dated as of December 5, 2003 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders, filed as Exhibit 4.19 in the company’s Quarterly Report on Form 10-Q in the quarter ended December 31, 2003 (File No. 1-5341).

*4.20	Note Purchase Agreement dated as of June 15, 2004 for the sale of $50,000,000 Aggregate Principal Amount of Senior Notes, filed herewith.

**10.1	Form of Executive Agreement filed as Exhibit 10.1 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.2	Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).
**10.3	2002 ElkCorp Equity Incentive Compensation Plan filed as Appendix A in the company’s Proxy Statement dated September 20, 2002 (File 1-5341).

**10.4	Deferred Compensation Plan filed as Exhibit 10.4 in the company’s Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

* 21	Subsidiaries of the Registrant.

* 23	Consent of Independent Registered Public Accounting Firm.

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Incorporated by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ElkCorp

Date September 10, 2004	By	/s/	Gregory J. Fisher

Gregory J. Fisher Senior Vice President, Chief Financial Officer and Controller

	By	/s/	Leonard R. Harral

Leonard R. Harral Vice President, Chief Accounting Officer and Treasurer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below in multiple counterparts by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Thomas D. Karol Thomas D. Karol	Chairman of the Board, Chief Executive Officer and Director	September 10, 2004

/s/ Richard A. Nowak Richard A. Nowak	President, Chief Operating Officer and Director	September 10, 2004

/s/ Gregory J. Fisher Gregory J. Fisher	Senior Vice President, Chief Financial Officer and Controller	September 10, 2004

/s/ Leonard R. Harral Leonard R. Harral	Vice President, Chief Accounting Officer and Treasurer	September 10, 2004

/s/ James E. Hall James E. Hall	Director	September 10, 2004

/s/ Dale V. Kesler	Director	September 10, 2004
Dale V. Kesler

/s/ Shauna R. King	Director	September 10, 2004
Shauna R. King

/s/ Michael L. McMahan	Director	September 10, 2004
Michael L. McMahan

/s/ David W. Quinn	Director	September 10, 2004
David W. Quinn

/s/ Harold K. Work	Director	September 10, 2004
Harold K. Work

INDEX TO EXHIBITS

**3.1	The Restated Certificate of Incorporation of the company, filed as Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

**3.11	Certificate of Amendment to Certificate of Incorporation dated December 2, 1998 (file No. 1-5341).

**3.2	Bylaws of the company, as amended, filed as Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-5341).

**4.1
Form of Rights Agreement dated as of July 7, 1998, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibits A and B thereto the Forms of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, Rights Certificate, filed as Exhibit 4.1 to the company’s current Report on Form 8-K dated May 26, 1998 (File No. 1-5341).

**4.12
Credit Agreement dated as of November 30, 2000 among the company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

**4.13
First Amendment to Credit Agreement dated as of March 31, 2001 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.13 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

**4.14
Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior Notes as filed as Exhibit 4.14 in the company’s Form 8-K dated June 10, 2002 (File No. 1-5341).

**4.15
Note Purchase Agreement dated as of March 1, 2003 for the sale of $25,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.15 to the company’s current Report on Form 8-K dated March 18, 2003 (File No. 1-5341).

**4.16
Second Amendment to Credit Agreement dated as of June 5, 2002 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.16 in to the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.17
Third Amendment to Credit Agreement dated as of February 20, 2003 among the company, Bank One, N.A., as Documentation Agent, Wachovia Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.17 in the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.18
Fourth Amendment to Credit Agreement dated as of March 7, 2003 among the company, Bank One, N.A., as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.18 in the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.19
Fifth Amendment to Credit Agreement dated as of December 5, 2003 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders, filed as Exhibit 4.19 in the company’s Quarterly Report on Form 10-Q in the quarter ended December 31, 2003 (File No. 1-5341).

*4.20	Note Purchase Agreement dated as of June 15, 2004 for the sale of $50,000,000 Aggregate Principal Amount of Senior Notes, filed herewith.

**10.1	Form of Executive Agreement filed as Exhibit 10.1 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.2	Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.3	2002 ElkCorp Equity Incentive Compensation Plan filed as Appendix A in the company’s Proxy Statement dated September 20, 2002 (File 1-5341).

**10.4	Deferred Compensation Plan filed as Exhibit 10.4 in the company’s Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

* 21	Subsidiaries of the Registrant.

* 23	Consent of Independent Registered Public Accounting Firm.

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Incorporated by reference.