Form 10-Q
period 2004-09-30
ELKCORP
filed 2004-11-05
CIK 32017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of close of business on October 31, 2004, the Registrant had outstanding 19,862,708 shares of Common Stock, par value $1 per share.

Elkcorp and Subsidiaries

For The Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELKCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands, except share data)

	September 30,	June 30,
	2004	2004
Assets
Current Assets
Cash and cash equivalents	$294	$273
Trade receivables, less allowance of $609 and $605	113,324	121,091
Inventories –
Finished goods	52,728	49,800
Work-in-process	127	160
Raw materials	11,267	12,169

Total inventories	64,122	62,129

Prepaid expenses and other assets	8,583	8,587
Deferred income taxes	4,169	7,359
Discontinued operations	2,944	5,096

Total current assets	193,436	204,535

Property, Plant and Equipment, at Cost	414,589	404,743
Less — accumulated depreciation	(139,255)	(133,635)

Property, plant and equipment, net	275,334	271,108

Other Assets	13,633	5,065

	$482,403	$480,708

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$32,747	$37,247
Accrued liabilities	25,334	25,419
Discontinued operations	278	531

Total current liabilities	58,359	63,197

Long-Term Debt	154,987	156,858
Deferred Income Taxes	47,360	45,611
Shareholders’ Equity -
Common stock ($1 par, 19,988,078 shares issued)	19,988	19,988
Paid-in capital	59,365	57,852
Unearned compensation – unvested restricted stock	(3,491)	(628)
Retained earnings	149,348	143,540

	225,210	220,752
Less — Treasury stock (134,521 and 288,220 shares, at cost)	(3,513)	(5,710)

Total shareholders’ equity	221,697	215,042

	$482,403	$480,708

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended
	September 30,
	2004	2003
Sales	$163,385	$159,739

Cost and Expenses
Cost of sales	133,478	126,555
Selling, general and administrative	16,077	15,566

Income from Operations	13,830	17,618

Interest Expense, Net	2,094	1,383

Income From Continuing Operations Before Income Taxes	11,736	16,235
Provision for income taxes	4,436	6,155

Income From Continuing Operations	7,300	10,080
Loss From Discontinued Operations, Net of Income Taxes	(491)	(943)

Net Income	$6,809	$9,137

Income (Loss) Per Share – Basic
Income from continuing operations	$.37	$.52
Discontinued operations	(.02)	(.05)

Net income	$.35	$.47

Income (Loss) Per Share – Diluted
Income from continuing operations	$.37	$.51
Discontinued operations	(.03)	(.05)

Net income	$.34	$.46

Dividends Per Common Share	$.05	$.05

Average Common Shares Outstanding (000’s)
Basic	19,671	19,545

Diluted	19,915	19,823

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Three Months Ended
	September 30,
	2004	2003
Cash Flows From Operating Activities
Income from continuing operations	$7,300	$10,080
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	5,628	4,266
Deferred income taxes	4,939	1,630
Changes in assets and liabilities:
Trade receivables	3,448	1,723
Inventories	(1,993)	14,265
Prepaid expenses and other	4	2,250
Accounts payable and accrued liabilities	(4,585)	580

Net cash provided by continuing operations	14,741	34,794
Net cash provided by discontinued operations	1,408	371

Net cash provided by operating activities	16,149	35,165

Cash Flows From Investing Activities
Additions to property, plant and equipment	(9,846)	(17,110)
Other	(829)	87

Net cash used for investing activities	(10,675)	(17,023)

Cash Flows From Financing Activities
Repayments on Revolving Credit Facility, net	(5,300)	—
Dividends on common stock	(999)	(980)
Proceeds from stock option purchases	846	541

Net cash used for financing activities	(5,453)	(439)

Net Increase in Cash and Cash Equivalents	21	17,703
Cash and Cash Equivalents at Beginning of Year	273	5,056

Cash and Cash Equivalents at End of Period	$294	$22,759

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — General

     The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended September 30, 2004 and 2003. Because of seasonal, weather-related conditions in some of the company’s market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

Note 2 – Company Segments

     The Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) composite wood decking, marine dock, and fencing products. Building Products accounted for 98% of consolidated sales in the three-month periods ended September 30, 2004 and 2003.

     Other, Technologies consists of the company’s other operations. These dissimilar operations are combined, as none individually meets the materiality criteria for separate segment reporting. Other, Technologies includes (1) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments, (2) Ortloff Engineers, LTD (Ortloff), which provides proprietary technologies and selected engineering services to the natural gas processing industry, and (3) Elk Technologies, Inc., which develops and markets fabrics featuring VersaShield fire retardant coatings designed for use outside of traditional building products applications, including home furnishings and other consumer products.

     In December 2003, the company made the decision to discontinue Cybershield, Inc. (Cybershield) and to sell Cybershield or its assets. Cybershield had previously been included in Other, Technologies for segment reporting purposes. Cybershield is reported as a discontinued operation in all periods presented.

     Financial information by company segment is summarized as follows:

	(In thousands)
	Three Months Ended
	September 30,
	2004	2003
Sales from Continuing Operations
Building Products	$160,564	$157,367
Other, Technologies	2,821	2,372

	$163,385	$159,739

Operating Profit (Loss) from Continuing Operations
Building Products	$18,017	$21,904
Other, Technologies	(509)	(648)
Corporate	(3,678)	(3,638)

	13,830	17,618
Interest expense, net	2,094	1,383

Income from continuing operations before income taxes	$11,736	$16,235

Depreciation and Amortization
Building Products	$4,758	$3,551
Other, Technologies	176	85
Corporate	694	630

	$5,628	$4,266

Capital Expenditures
Building Products	$9,133	$15,568
Other, Technologies	208	116
Corporate	505	1,426

	$9,846	$17,110

	September 30,	June 30,
	2004	2004
Identifiable Assets
Building Products	$430,988	$428,246
Other, Technologies	19,760	19,860
Corporate	28,711	27,506
Discontinued Operations	2,944	5,096

	$482,403	$480,708

Note 3 – Product Sales

     The following table summarizes sales from continuing operations by product category, excluding intercompany sales, for the three-month periods ended September 30, 2004 and 2003:

	(In thousands)
	Three Months Ended
	September 30,
	2004	2003
Premium roofing	$146,977	$147,661
Performance nonwoven fabrics	10,604	8,974
Composite building products	2,983	732
Technology licensing and consulting fees	373	450
Hard chrome and other surface finishes	2,433	1,922
Other	15	—

	$163,385	$159,739

Note 4 – Earnings Per Share

     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options and unvested restricted shares. In accordance with SFAS No. 128, “Earnings per Share,” diluted earnings per share from discontinued operations presented on the Consolidated Statements of Operations were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless of whether those amounts were antidilutive to their respective basic per share amounts. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	(In thousands,
	except per share data)
	Three Months Ended
	September 30,
	2004	2003
Income from continuing operations	$7,300	$10,080

Denominator for basic earnings per share – weighted average shares outstanding	19,671	19,545

Effect of dilutive securities:
Unvested restricted shares and employee stock options	244	278

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under incentive stock option plan and vesting of restricted shares using the treasury stock method	19,915	19,823

Basic earnings per share from continuing operations	$.37	$.52

Diluted earnings per share from continuing operations	$.37	$.51

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	730	729

Note 5 – Accounting for Stock-Based Compensation

     The company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three-month periods ended September 30, 2004 and 2003, assuming all options granted in 1996 and thereafter were valued at grant date using the Black-Scholes model, would have been as follows:

	(In thousands,
	except per share data)
	Three Months Ended
	September 30,
	2004	2003
Net income as reported	$6,809	$9,137
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1996, net of related tax effects	(608)	(554)

Pro forma earnings	$6,201	$8,583

Earnings per common share:
Basic – as reported	$.35	$.47

Basic – pro forma	$.32	$.44

Diluted – as reported	$.34	$.46

Diluted – pro forma	$.31	$.43

Note 6 – Long-Term Debt

	(In thousands)
	September 30,	June 30,
	2004	2004
Senior Notes	$145,000	$145,000
Revolving Credit Facility	5,000	10,300
Fair value of interest rate swaps	4,987	1,558

	$154,987	$156,858

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

     In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At September 30, 2004, the fair value of the derivative was $4,602,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 15, 2007. This new interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap. At September 30, 2004, the fair value of the derivative was $385,000 and is recorded in other assets and as an increase in the fair value of long-term debt.

     At September 30, 2004, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. At September 30, 2004, $5,000,000 of borrowings were outstanding on the Facility and $3,422,000 of letters of credit were outstanding.

     Both the Notes and the Facility require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited to certain specified levels by the Facility agreement. At September 30, 2004, the company was in compliance with all requirements.

Note 7 – Product Warranties

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

(In thousands)	Warranty Liability
Balance at June 30, 2004	$3,103
Amounts charged to expense	718
Warranty settlements	(653)

Balance at September 30, 2004	$3,168

Note 8 – Environmental Risk

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

     Chromium completed a supplemental groundwater and soil assessment at the facility. The assessment further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (“APAR”) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination was necessary. Chromium will now submit a proposed Remedial Action Plan (“RAP”) to the TCEQ in which it will propose activities and engineering controls to cleanup the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program.

     Until the significant actions that will be included in the RAP are identified, the estimate of costs to remediate the site are not determinable, nor can the company determine at this point in time if it is reasonably possible that it will incur material additional costs at the site. Certain scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company. The company believes that sufficient information for establishing a reserve for this environmental exposure in accordance with SFAS No. 5, “Accounting for Contingencies,” and AICPA Statement of Position (SOP) 96-1, may be available by the end of fiscal 2005, and further anticipates that it may be in a position at that time to determine if it is reasonably possible that the company will incur material additional costs with regard to this site.

     The company’s operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Other than the possible costs associated with the previously described Chromium matter, the company does not believe it will be required to expend amounts which will have a material adverse effect on the company’s consolidated financial position or results of operations by reason of environmental laws and regulations. Such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company’s manufacturing operations utilize hazardous materials in their production processes. As a result, the company incurs costs for recycling or disposal of such materials and may incur costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such known or probable remediation activities in accordance with SFAS No. 5 and SOP 96-1.

Note 9 – Income Taxes

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

     Note 10 – Discontinued Operations

     In December 2003, the company concluded that the risk and prospects for future success of Cybershield did not justify the additional investment of capital and other resources required to continue Cybershield’s operations. Accordingly, the decision was made to discontinue Cybershield and to sell its operations or its assets. Management had previously decided to sell Cybershield’s Canton, Georgia facility. Therefore, the Canton, Georgia facility is included as a component of discontinued operations. As a result of these actions, Cybershield is classified as a discontinued operation in the consolidated financial statements.

     On August 10, 2004, the company sold substantially all assets of Cybershield, excluding the Canton, Georgia facility, to the Cybershield management group for $1,293,000 in cash. The sale price approximated the book value of assets, net of assumed liabilities, at the date of sale. The only remaining assets in discontinued operations are property, plant and equipment related to the Canton, Georgia facility. In the period ended September 30, 2004, the company recorded a pretax impairment charge of $651,000 on remaining Canton assets. In October, 2004, a tentative agreement was reached to sell the Canton land, building and certain equipment for $2,750,000. After the impairment charge, the sales price approximates the book value of the assets to be sold. Subsequent to this sale, the only remaining assets of discontinued operations will be immaterial amounts of equipment held for sale.

     In the three-month periods ended September 30, 2004 and 2003, the company reported losses from discontinued operations of $491,000 and $943,000, net of tax. Summary operating results of discontinued operations are summarized as follows:

	(In thousands)
	Three Months Ended
	September 30,
	2004	2003
Sales	$643	$1,605
Cost of sales	679	2,400
Selling, general and administrative	68	656
Impairment of assets	651	—

Operating loss	(755)	(1,451)
Credit for income taxes	(264)	(508)

Net loss from discontinued operations	($491)	($943)

Note 11 – Restricted Stock and Stock Options

          During fiscal 2004, the Compensation Committee of the Board of Directors, in conjunction with an independent third party compensation consultant, conducted an evaluation of the company’s long-term incentive compensation strategy in light of the Board’s pay for performance philosophy and current developments, including without limitation, emerging accounting issues and shareholder preferences. A detailed description and analysis of the Compensation Committee’s evaluation and conclusions is contained in ElkCorp’s Proxy Statement for the October 26, 2004 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission.

          For fiscal 2005, the Compensation Committee determined that corporate officers will receive 75% of their long-term incentive compensation in the form of restricted stock with a three-year vesting period and 25% in the form of stock options, also with three-year vesting and a ten year term. Other key employees will receive their long-term incentive compensation in the form of awards of restricted stock and stock loan grants in lieu of stock option grants.

          In the three-month period ended September 30, 2004, 134,964 restricted shares were granted at market prices ranging from $23.21 to $24.94. At grant date, the value of restricted stock is reflected as unearned compensation in shareholders’ equity and is amortized over the applicable restriction period. In the three-month period ended September 30, 2004, stock options were granted for 66,273 shares at an exercise price of $23.21.

          For all of fiscal 2004, a total of 12,320 restricted shares were granted at market prices ranging from $24.14 to $29.67 and stock options were granted for 391,385 shares at exercise prices ranging from $22.61 to $25.60.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     This discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the three-month periods ended September 30, 2004 and 2003. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included elsewhere herein and our annual report on Form 10-K for the year ended June 30, 2004.

     The first quarter of fiscal 2005 was a challenging quarter for ElkCorp’s Building Products businesses in many respects. We experienced lower than expected current year sales in regions affected by storms in the first quarter of the prior fiscal year. Competitive pricing pressures also created a difficult pricing environment for our roofing business. The four recent hurricanes that affected the Southeast and East Coast regions of the United States resulted in delays in the shipments of products to those areas. Escalating raw material and transportation costs resulting from higher oil prices are a continuing concern. We have announced price increases consistent with industry trends that we believe will offset much of these rising costs. We were fortunate that our plants located in regions impacted by Hurricane Ivan sustained no damage, but the Tuscaloosa and Myerstown facilities did experience downtime and/or production slowdowns due to the significant rainfall associated with the storm. From a positive perspective, we believe demand generated by these storms will have a beneficial impact on our operating results beginning in the quarter ending December 31, 2004. Elk’s nonwoven fabrics business experienced a production interruption due to substandard third-party raw materials which resulted in an equipment malfunction. In the composite lumber business, old inventory was recycled because it was not consistent with the current manufacturing formula.

     Our new Tuscaloosa, Alabama facility was placed in service on July 1, 2004 and even though the new plant has increased our operating costs, productivity is significantly better than our expectations for the start-up of this new facility. A project to significantly increase the composite building products line with an investment of approximately $22,000,000 to expand the capabilities of our current composite lumber operations in Lenexa, Kansas is well underway and progressing on schedule. The new facility is expected to be placed in production in December 2004. Start-up of this expanded facility will negatively impact operating results initially, but operating income is expected to improve as the second half of fiscal 2005 progresses.

     Chromium was profitable in the first quarter of fiscal 2005, but due to the deferral of one license fee, Ortloff incurred an operating loss for the quarter. These companies do not fit into our focus on Building Products platforms, and are currently being offered for sale. While we are proactively seeking potential buyers, we do not have an immediate need to sell either business. As a result, we will be selective in seeking buyers for each of these businesses. In December 2003, we made the decision to discontinue Cybershield, Inc. (Cybershield) and to sell Cybershield or its assets. The Lufkin, Texas facility and its operations were sold August 10, 2004. An agreement to sell the idle Canton, Georgia facility is currently pending.

Performance Data

     The following table and subsequent discussion set forth performance data from our continuing operations, expressed as a percentage of net sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

	Three Months Ended
	September 30,
	2004	2003
Sales	100.0%	100.0%
Cost of sales	81.7	79.3

Gross margin	18.3	20.7
Selling, general and administrative	9.8	9.7

Income from operations	8.5	11.0
Interest expense, net	1.3	0.9

Income from continuing operations before income taxes	7.2	10.1
Provision for income taxes	2.7	3.8

Income from continuing operations	4.5%	6.3%

Changes in the Three-Month Period Ended September 30, 2004 Compared to the Three-Month Period Ended September 30, 2003

Overall Performance

     Sales from continuing operations of $163,385,000 during the three-month period ended September 30, 2004 were 2.3% higher than $159,739,000 in the same period in the prior fiscal year. During the three-month period ended September 30, 2004, operating income from continuing operations of $13,830,000 was 21.5% lower than $17,618,000 for the same period last year.

     The percentage of cost of sales to sales increased to 81.7% in the three-month period ended September 30, 2004 compared to 79.3% for the same period last year. Higher costs (including increased depreciation) at the new Tuscaloosa, Alabama roofing plant, together with escalating raw material and transportation costs for all roofing plant operations that could not be offset by price increases, were the primary factors causing the lower gross margin in the current year period. Selling, general and administrative costs in the first quarter of fiscal 2005 were 3.3% higher than in the same period last year, but were approximately the same percentage of sales in both periods.

     Interest expense, net, was $2,094,000 in the first quarter of fiscal 2005 compared to $1,383,000 in the same prior year period. In the period ended September 30, 2004, $159,000 of interest was capitalized related to the expansion of the Lenexa, Kansas facility and other significant capital projects. In the first quarter of fiscal 2004, $576,000 of interest was capitalized, much of which related to construction of the new roofing plant in Tuscaloosa, Alabama. This new roofing plant is now in service. Increased interest rates on variable rate debt accounted for an approximate $200,000 year-to-year increase in total interest cost.

     Our effective tax rate from continuing operations was 37.8% in the first quarter of fiscal 2005 and is expected to approximate this rate for all of fiscal 2005. The effective tax rate was 37.9% for the same quarter in fiscal 2004.

     In December 2003, we made the decision to exit Cybershield’s business. Cybershield’s results for each period presented is reported as discontinued operations. Discontinued operations for the first quarter of fiscal 2005 included a $104,000 pretax loss from operations, combined with a $651,000 impairment of the Canton facility. In the first quarter of fiscal 2004, Cybershield reported a $1,451,000 pretax operating loss, all from operations.

Results of Business Segments

     Sales in the Building Products segment increased 2.0% to $160,564,000 for the three months ended September 30, 2004 compared to $157,367,000 in the same prior year period. Compared to the same period last year, unit shingle shipments decreased 5.5%. In the current year period, shingle unit volume was weaker than expected in areas affected by storms in the same quarter last year. A significant portion of the decrease in shipments related to unusually high unit volume last year attributable to strong roof replacement demand in hail-damaged Texas markets. Average shingle pricing increased about 2.3% compared to the year-ago period. However, this increase was less than we had expected as we were not able to realize as much of our two most recent price increases due to competitive pressures. We have announced a price increase in late September to be effective for October 2004 and another increase for November 2004. These announced increases are consistent with industry trends. We believe there is a greater likelihood of realizing these increases due to an expected overall increase in demand resulting from recent hurricanes. In the first three months of fiscal 2005, external sales of performance nonwoven fabrics increased $1,630,000, or 18.1%, compared to $8,974,000 in the same period last year due primarily to higher sales to outside roofing and filtration customers and the introduction of new products. Sales of composite building products were $2,983,000 in the first quarter of fiscal 2005, compared to $732,000 in the first quarter of fiscal 2004, demonstrating the progress we are making in penetrating the fencing, decking and railing markets for our composite lumber products.

     Operating income for the Building Products segment of $18,017,000 for the three-month period ended September 30, 2004 decreased 17.7% from $21,904,000 achieved in the first three months of fiscal 2004. In addition to lower shingle sales volume, we experienced increases in expenses, primarily relating to the new roofing plant in Tuscaloosa, Alabama, and higher asphalt and transportation costs in the three-month period ended September 30, 2004, compared to the same period last year. This new facility’s operating performance has been better than our original expectations and it reached its break-even level in the three-month period ended September 30, 2004. We also incurred an operating loss of approximately $700,000 for the composite wood business during the first quarter of fiscal 2005 compared to an approximate $1,100,000 operating loss in the same period in the prior year. The composite lumber business has improved compared to the comparable prior year period. However, we incurred a loss in the first quarter of fiscal 2005 due to the recycling of old inventory and increased costs associated with the ramp-up of a new two-sided embossed finish product. We anticipate launching this product in the forthcoming December 2004 quarter. During the September 2004 quarter, we also experienced a product interruption in one of our nonwoven mat lines. The interruption was caused by substandard third-party raw materials which caused an equipment malfunction. We believe that a portion of the costs associated with this interruption could be reimbursable from the raw material manufacturer during fiscal 2005. The problem has been corrected and the line is currently running at its normal level.

          The Other, Technologies companies reported combined sales of $2,821,000 in the first three months of fiscal 2005 compared to $2,372,000 in the same period in fiscal 2004. Ortloff recognized no license fees and lower consulting income in the fiscal 2005 period compared to the same 2004 three month period. One license agreement that had been expected to be signed in the September 2004 quarter was signed following the close of the quarter. The revenue from this agreement will be recognized in the December 2004 quarter. License fees can vary significantly between reporting periods since this business is largely project driven. Chromium’s sales were 26.6% higher in the current year period compared to the same fiscal 2004 period as a result of increased demand for plating and finishing services in existing locomotive and marine markets.

          Other, Technologies companies had a combined operating loss of $509,000 in the three-month period ended September 30, 2004, compared to a $648,000 operating loss in the same three-month period last year. Chromium had an operating profit of approximately $300,000 in the first quarter this year compared to $54,000 in the same period last year. Ortloff had an operating loss of approximately $600,000 in the first quarter of fiscal 2005, compared to an approximate $500,000 operating loss in the first quarter of fiscal 2004. Elk Technologies incurred approximately $250,000 in marketing and development costs in the fiscal 2005 period compared to approximately $160,000 in the fiscal 2004 period. However, this new operation achieved a key milestone in its VersaShield product line when a national furniture company began offering VersaShield fire barrier on all of the mattresses and bed spring sets in its current catalog.

Financial Condition

Overview

          Our liquidity needs generally arise principally from working capital requirements, capital expenditures and payment of dividends. During the first three months of fiscal 2005, we relied primarily on internally generated funds to finance our cash requirements. Our working capital requirements fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months.

Operating Activities

          We determine cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, depreciation and amortization. Cash flows from operating activities also either increase or decrease by changes in working capital requirements. In the three months ended September 30, 2004, we generated cash of $16,149,000 from operating activities, compared to $35,165,000 in the same three-month period last year.

          Trade receivables, including long-term receivables, at September 30, 2004 were $3,448,000 lower than at June 30, 2004 due primarily to the collection of receivables with extended payment terms. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products shipped during the late winter and early spring months, with payments generally due during the spring and early summer. At June 30, 2004, receivables from customer programs with extended due dates were $5,662,000, all of which were collected in the quarter ended September 30, 2004. At September 30, 2004, inventories were $1,993,000 higher than at June 30, 2004. Much of the increase related to the expanded production capacity at our new Tuscaloosa, Alabama plant which has now been placed in service. We believe our inventories are being maintained at appropriate levels. The current ratio was 3.3 to 1 at September 30, 2004.

Investing Activities

          Cash flows from investing activities primarily reflect our capital expenditure strategy. Net cash used for investing activities was $10,675,000 in the first three months of fiscal 2005 compared to $17,023,000 in the same period in fiscal 2004. Approximately $6,800,000 of current year capital expenditures relate to the expansion of our composite lumber facility in Lenexa, Kansas. We are investing approximately $22,000,000 to expand the capabilities of this composite lumber facility. Additional capacity from these investments is expected to be available in December 2004. As previously discussed, the new Tuscaloosa, Alabama roofing plant has been completed and placed in service. We also invested approximately $500,000 in the first three months of fiscal 2005 relating to a major project to upgrade certain key information technology platforms. This project is scheduled for completion in the December 2004 quarter. Excluding major capacity initiatives such as the Lenexa expansion, consolidated ordinary levels of capital expenditures are generally expected to be approximately $10,000,000 to $15,000,000 per year.

Financing Activities

          Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash used for financing activities was $5,453,000 in the first three months of fiscal 2005, compared to $439,000 in the same period last year.

          In June 2004, we finalized an agreement to issue an additional $50,000,000 in senior unsecured notes in a private placement transaction with a group of institutional investors. Closing on this agreement was deferred until November 15, 2004, subject to our satisfaction of certain conditions. This transaction was initiated in a historically low interest rate environment to provide funds for growth and expansion initiatives. We are continuing to evaluate possible acquisitions to extend our premium building products line of business.

          At September 30, 2004, liquidity consisted of $294,000 of cash and $116,578,000 of available borrowings under the $125,000,000 committed line of credit facility. The debt to capital ratio (after deducting cash of $294,000 from $150,000,000 of principal debt) was 40.3%. We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

          Our Board of Directors has authorized our repurchase of common stock from time to time on the open market. As of September 30, 2004, we have repurchase authority of approximately $10,600,000 remaining. We did not make any open market purchases of common stock in the three-month period ended September 30, 2004.

Critical Accounting Policies

          Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies which we believe are the most critical to fully understanding and evaluating our reported financial results are:

•	Collectibility of Accounts Receivable

•	Accruals for loss contingencies, product warranties, environmental exposure and self-insurance reserves

•	Inventories

•	Revenue Recognition

•	Impairment of Long-Lived Assets

          These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2004. There were no significant changes in critical accounting policies during the three-month period ended September 30, 2004.

Business Risks and Forward-Looking Statements

          In an effort to give investors a well-rounded view of our current condition and future opportunities, Management’s Discussion and Analysis of the Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” that involve risks and uncertainties about our prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as “optimistic,” “outlook,” “believe,” “estimate,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “predict,” “could,” “should,” “may,” “likely,” or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments we believe are reasonable; however, ElkCorp’s actual results could differ materially from those discussed here. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law. Risks that could cause or contribute to actual results differing materially from those projected in the forward-looking statements could include, but are not limited to:

Competitive Conditions -

          Our building products businesses can be affected by weather, the availability of customer and/or end-user financing, insurance claims-paying practices, and general economic conditions. In addition, the asphalt roofing products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for our products, lower prices received or reduced utilization of plant facilities. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, or increases in costs that may not be passed through to customers.

Higher Raw Materials, Energy and Transportation Costs -

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

Temporary Shortages or Disruptions -

          Temporary shortages or disruptions in the supply of raw materials or the availability of transportation do result from time to time from a variety of causes. If we experience temporary shortages or disruptions in the supply of raw materials or the availability of transportation, operating results could be lower than projected.

Productivity of New Facilities -

          We have been involved in a significant expansion plan over the past several years, including the construction of new facilities and the expansion of existing facilities. The new Tuscaloosa, Alabama facility was recently placed in service and expansion of the Lenexa, Kansas composite lumber facility is scheduled for completion in December 2004. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new and expanded plant facilities. If such progress is slower than anticipated, or if demand for products produced at new or expanded plants does not meet current expectations, operating results could be lower than projected.

Utilization of Hazardous Materials -

          Certain facilities of our subsidiaries must utilize hazardous materials in their production process. As a result, we could incur costs for remediation activities at our facilities or off-site, and other related exposures from time to time in excess of established reserves for such activities.

Litigation and Claims -

          We are involved in various legal proceedings and claims, including claims arising in the ordinary course of business. Our litigation and claims are subject to inherent and case-specific uncertainty. The outcome of such litigation and claims depends on numerous interrelated factors, many of which cannot be predicted.

Higher Interest Rates -

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

Technological Changes -

          Each of our businesses is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of our technology, products and services, or the method and profitability of distribution or delivery of such technology, products and services.

Loss of Key Customers -

          Our businesses each could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

Physical Loss to Manufacturing Facilities -

          Although we insure ourselves against physical loss to our manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds, and explosions, operating results could be adversely affected if any of our manufacturing facilities became inoperable for an extended period of time due to these insured events or other non-insured events, including but not limited to acts of God, war or terrorism.

Development of New Products -

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to the risks of changing commodity prices and interest rates. We have no significant foreign exchange risk. Derivatives are held as part of a formally documented risk management program. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for trading purposes. We have from time to time entered into derivative transactions related to interest rate risk and our exposure to fluctuating prices of natural gas used in our manufacturing plants, as summarized in the following paragraphs.

          We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. There are no natural gas hedge transactions in effect at September 30, 2004. However, it is anticipated that hedging strategies will likely be utilized in the future.

          We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We currently have two interest rate swaps in effect. We have entered into interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt at September 30, 2004. The fair value of these swaps was $4,987,000 at September 30, 2004. Based on outstanding debt at September 30, 2004, our annual interest costs would increase or decrease $900,000 for each theoretical 1% increase or decrease in the floating interest rate.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the our disclosure controls and procedures are effective to timely alert them to any material information relating to ElkCorp (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2004

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	That May yet be
	Total Number of		Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Plans or	Plans or Programs
Period	(Note 1)	per Share	Programs	(Note 2)
July, 2004	—	$—	$—	$10,600,000
August, 2004	894	$24.74	$—	$10,600,000
September, 2004	949	$24.91	$—	$10,600,000

Total	1,843	$24.83	$—

(1)	Includes repurchases of 1,843 shares from officers and employees in connection with stock option exercises and repurchased restricted shares for income tax withholding payments.

(2)	On September 28, 1998, the company’s Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of an additional $10,000,000 of common stock. The most recent share repurchase under these authorizations was December 4, 2000. The authorizations did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp

DATE: November 5, 2004	/s/ Gregory J. Fisher
Gregory J. Fisher
Senior Vice President,
Chief Financial Officer and Controller

/s/ Leonard R. Harral
Leonard R. Harral
Vice President,
Chief Accounting Officer and Treasurer

Index to Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.