Form 10-Q
period 2004-12-31
ELKCORP
filed 2005-02-08
CIK 32017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑. No ☐.

     As of the close of business on January 31, 2005, the Registrant had outstanding 19,945,318 shares of Common Stock, par value $1 per share.

ElkCorp and Subsidiaries

For The Quarter Ended December 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELKCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands, except share and per share data)

	December 31,	June 30,
	2004	2004
Assets
Current Assets
Cash and cash equivalents	$40,343	$273
Trade receivables, less allowance of $539 and $605	143,519	121,091
Inventories –
Finished goods	52,578	49,800
Work-in-process	191	160
Raw materials	14,515	12,169

Total inventories	67,284	62,129

Prepaid expenses and other assets	8,672	8,587
Deferred income taxes	4,894	7,359
Discontinued operations	2,985	5,096

Total current assets	267,697	204,535

Property, Plant and Equipment, at Cost	425,939	404,743
Less - accumulated depreciation	(145,094)	(133,635)

Property, plant and equipment, net	280,845	271,108

Other Assets	11,968	5,065

	$560,510	$480,708

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$47,386	$37,247
Accrued liabilities	29,000	25,419
Discontinued operations	185	531

Total current liabilities	76,571	63,197

Long-Term Debt	199,094	156,858
Deferred Income Taxes	48,654	45,611

Shareholders’ Equity -
Common stock ($1 par, 19,988,078 shares issued)	19,988	19,988
Paid-in capital	63,851	57,852
Unearned compensation – unvested restricted stock and performance stock awards	(7,485)	(628)
Retained earnings	162,680	143,540

	239,034	220,752

Less - Treasury stock (107,251 and 288,220 shares, at cost)	(2,843)	(5,710)

Total shareholders’ equity	236,191	215,042

	$560,510	$480,708

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Sales	$195,158	$123,208	$358,543	$282,947

Cost and Expenses
Cost of sales	152,974	95,917	286,452	222,472
Selling, general and administrative	16,615	14,514	32,692	30,080

Income from Operations	25,569	12,777	39,399	30,395

Interest Expense, Net	2,382	1,331	4,476	2,714

Income From Continuing Operations
Before Income Taxes	23,187	11,446	34,923	27,681
Provision for income taxes	8,835	4,410	13,271	10,565

Income From Continuing Operations	14,352	7,036	21,652	17,116

Loss From Discontinued
Operations, Net of Income Taxes	(26)	(7,879)	(517)	(8,822)

Net Income (Loss)	$14,326	$(843)	$21,135	$8,294

Income (Loss) Per Share – Basic
Income from continuing operations	$.73	$.36	$1.10	$.87
Discontinued operations	—	(.40)	(.03)	(.45)

Net income (Loss)	$.73	$(.04)	$1.07	$.42

Income (Loss) Per Share – Diluted
Income from continuing operations	$.71	$.35	$1.08	$.86
Discontinued operations	—	(.39)	(.03)	(.44)

Net income (Loss)	$.71	$(.04)	$1.05	$.42

Dividends Per Common Share	$.05	$.05	$.10	$.10

Average Common Shares Outstanding (000’s)
Basic	19,697	19,587	19,684	19,566

Diluted	20,154	19,909	20,035	19,866

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Six Months Ended
	December 31,
	2004	2003
Cash Flows From Operating Activities

Income from continuing operations	$21,652	$17,116
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:

Depreciation and amortization	11,475	8,797
Deferred income taxes	5,508	898
Stock-based compensation	1,399	39
Changes in assets and liabilities:
Trade receivables	(25,879)	37,135
Inventories	(5,155)	1,561
Prepaid expenses and other	(85)	(809)
Accounts payable and accrued liabilities	13,720	(6,788)

Net cash provided by continuing operations	22,635	57,949
Net cash provided by discontinued operations	1,248	2,942

Net cash provided by operating activities	23,883	60,891

Cash Flows From Investing Activities

Additions to property, plant and equipment	(21,197)	(33,378)
Other, net	(932)	(245)

Net cash used for investing activities	(22,129)	(33,623)

Cash Flows From Financing Activities

Proceeds from sale of Senior Notes	50,000	—
Repayments on Revolving Credit Facility, net	(10,300)	—
Dividends on common stock	(1,995)	(1,962)
Proceeds from stock option exercises and other, net	611	710

Net cash provided by (used for) financing activities	38,316	(1,252)

Net Increase in Cash and Cash Equivalents	40,070	26,016

Cash and Cash Equivalents at Beginning of Year	273	5,056

Cash and Cash Equivalents at End of Period	$40,343	$31,072

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – General

     The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 2004 and 2003. Because of, among other things, seasonal, weather-related conditions in some of the company’s market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

Note 2 – Company Segments

     The Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) composite wood decking, marine dock, and fencing products. Building Products accounted for 98% of consolidated sales in the six-month periods ended December 31, 2004 and 2003.

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

Financial information by company segment is summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Sales from Continuing Operations
Building Products	$191,821	$119,042	$352,385	$276,409
Other, Technologies	3,337	4,166	6,158	6,538

	$195,158	$123,208	$358,543	$282,947

Operating Profit from Continuing Operations
Building Products	$29,632	$14,908	$47,649	$36,812
Other, Technologies	(70)	1,350	(579)	702
Corporate	(3,993)	(3,481)	(7,671)	(7,119)

	25,569	12,777	39,399	30,395
Interest expense, net	2,382	1,331	4,476	2,714

Income from continuing operations before income taxes	$23,187	$11,446	$34,923	$27,681

Depreciation and Amortization
Building Products	$4,757	$3,621	$9,515	$7,172
Other, Technologies	179	139	355	325
Corporate	911	670	1,605	1,300

	$5,847	$4,430	$11,475	$8,797

Capital Expenditures
Building Products	$10,963	$15,006	$20,096	$30,574
Other, Technologies	34	24	242	140
Corporate	354	1,238	859	2,664

	$11,351	$16,268	$21,197	$33,378

	December 31,	June 30,
	2004	2004
Identifiable Assets
Building Products	$468,823	$428,246
Other, Technologies	20,058	19,860
Corporate	68,644	27,506
Discontinued Operations	2,985	5,096

	$560,510	$480,708

Note 3 – Product Sales

     The following table summarizes sales from continuing operations by product category, excluding intercompany sales, for the three-month and six-month periods ended December 31, 2004 and 2003:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Premium roofing	$179,462	$111,139	$326,439	$258,800
Performance nonwoven fabrics	9,099	6,492	19,704	15,466
Composite building products	3,260	1,411	6,242	2,143
Technology licensing and consulting fees	1,059	2,437	1,432	2,887
Hard chrome and other surface finishes	2,226	1,729	4,660	3,651
Other	52	—	66	—

	$195,158	$123,208	$358,543	$282,947

Note 4 – Earnings Per Share

     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options and unvested restricted shares. In accordance with SFAS No. 128, “Earnings Per Share,” diluted earnings per share from discontinued operations presented on the Consolidated Statements of Operations was computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless of whether those amounts were antidilutive to their respective basic per share amounts. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	(In thousands except per share amounts)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Income from continuing operations	$14,352	$7,036	$21,652	$17,116

Denominator for basic earnings per share – weighted average shares outstanding	19,697	19,587	19,684	19,566
Effect of dilutive securities:
Unvested restricted shares and employee stock options	457	322	351	300

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under incentive stock option plan and vesting of restricted shares using the treasury stock method	20,154	19,909	20,035	19,866

Basic earnings per share from continuing operations	$.73	$.36	$1.10	$.87

Diluted earnings per share from continuing operations	$.71	$.35	$1.08	$.86

Stock options excluded from computation of diluted earnings per share due to antidilutive effect	-0-	729	365	728

Note 5 – Accounting for Stock-Based Compensation

     The company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three-month and six-months periods ended December 31, 2004 and 2003, assuming all options granted in 1996 and thereafter were valued at grant date using the Black-Scholes model, would have been as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31		December 31,
	2004	2003	2004	2003
Net income (loss) as reported	$14,326	$(843)	$21,135	$8,294

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	525	—	525	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1996, net of related tax effects	(1,075)	(797)	(1,683)	(1,351)

Pro forma earnings (loss)	$13,776	$(1,640)	$19,977	$6,943

Earnings (loss) per common share:
Basic – as reported	$.73	$(.04)	$1.07	$.42

Basic – pro forma	$.70	$(.08)	$1.01	$.35

Diluted – as reported	$.71	$(.04)	$1.05	$.42

Diluted – pro forma	$.68	$(.08)	$1.00	$.35

Note 6 – Long-Term Debt

	(In thousands)
	December 31,	June 30,
	2004	2004
Senior Notes	$195,000	$145,000
Revolving Credit Facility	—	10,300
Fair value of interest rate swaps	4,094	1,558

	$199,094	$156,858

     The company has issued $195,000,000 of Senior Notes (Notes). This amount includes $50,000,000 in Notes that were issued on November 15, 2004. Of the Notes, $25,000,000 mature in fiscal 2008 and carry a coupon rate of 4.69%, $60,000,000 mature in fiscal 2009 and carry a coupon rate of 6.99%, $60,000,000 mature in fiscal 2012 and carry a coupon rate of 7.49%, and $50,000,000 mature in fiscal 2015 and carry a coupon note of 6.28%.

     The company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At December 31, 2004, the fair value of the derivative was $3,807,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 15, 2007. This new interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap. At December 31, 2004, the fair value of the derivative was $287,000 and is recorded in other assets and as an increase in the fair value of long-term debt.

     At December 31, 2004, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. At December 31, 2004, there were no borrowings outstanding on the Facility and $3,422,000 of letters of credit were outstanding.

     Both the Notes and the Facility require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited to certain specified levels by the Facility agreement. At December 31, 2004, the company was in compliance with all requirements.

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

Warranty
(In thousands)	Liability
Balance at June 30, 2004	$3,103
Amounts charged to expense	2,685
Warranty settlements	(1,974)

Balance at December 31, 2004	$3,814

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

     Chromium completed a supplemental groundwater and soil assessment at the facility. The assessment further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (APAR) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination was necessary. Chromium is finalizing a proposed Remedial Action Plan (RAP) to the TCEQ in which it will propose activities and engineering controls to cleanup the site under the VCP to a site specific risk-based cleanup standard as prescribed by the Texas Risk Reduction Program.

     The company believes that current findings indicate that remediation activities will be similar to a plan utilized at another Chromium plant. Accordingly, the company has recorded $400,000 in estimated costs at December 31, 2004. Certain other scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company.

     The company’s operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Other than the possible costs associated with the previously described Chromium matter, the company does not believe it will be required to expend amounts which will have a material adverse effect on the company’s consolidated financial position or results of operations by reason of environmental laws and regulations. Such laws and regulations are frequently changed and could result in significantly increased cost of compliance. Further, certain of the company’s manufacturing operations utilize hazardous materials in their production processes. As a result, the company incurs costs for recycling or disposal of such materials and may incur costs for remediation activities at its facilities and off-site from time to time. The company establishes and maintains reserves for such known or probable remediation activities in accordance with SFAS No. 5 “Accounting for Contingencies” and AICPA Statement of Position 96-1.

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

     On August 10, 2004, the company sold substantially all assets of Cybershield, excluding the Canton, Georgia facility, to the Cybershield management group for $1,293,000 in cash. The sale price approximated the book value of assets, net of assumed liabilities, at the date of sale. The only remaining assets in discontinued operations are property, plant and equipment related to the Canton, Georgia facility. In the first quarter of fiscal 2005, the company recorded a pretax impairment charge of $651,000 on the remaining Canton assets. The company has reached an agreement to sell the Canton land, building and certain equipment for $2,750,000. The sales price approximates the book value of the assets to be sold. Subsequent to this sale, the only remaining assets of discontinued operations will be immaterial amounts of equipment held for sale.

     Summary operating results of discontinued operations are summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Sales	$—	$3,066	$643	$4,671
Cost of Sales	27	4,017	706	6,412
Selling, General and Administrative	13	675	81	1,335
Impairment of Assets	—	10,496	651	10,496

Operating loss	(40)	(12,122)	(795)	(13,572)
Credit for income taxes	(14)	(4,243)	(278)	(4,750)

Net loss from discontinued operations	$(26)	$(7,879)	$(517)	$(8,822)

Note 11 – Restricted Stock, Stock Options and Performance Stock

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

     Effective July 1, 2004, the Compensation Committee awarded the corporate officers 75% of a long-term incentive compensation award in the form of restricted stock with a three-year vesting period and 25% in the form of stock options, with three-year vesting and a ten-year term. Other key employees received their long-term incentive compensation in the form of awards of restricted stock and stock loan grants in lieu of stock option grants.

     In December 2004, the company entered into Performance Stock Award agreements (PSA Agreements) granting performance stock awards (PSAs) to certain of the company’s officers and other key employees under the 2004 ElkCorp Amended and Restated Equity Incentive Compensation Plan (2004 Plan), which was approved by shareholders in connection with the Annual Meeting of Shareholders on October 26, 2004. The PSAs consist of a contingent right to receive whole shares of the company’s common stock if the company meets specified performance criteria. For the initial performance period, which is for the three-year period ending June 30, 2007, the performance criteria for 70% of the total PSA is based on the company’s return on equity (ROE) for the performance cycle measured against all New York Stock Exchange (NYSE) listed companies, and 30% of the total PSA is based on the company’s total shareholder return (TSR), or stock appreciation plus dividends, for the performance period measured against all NYSE listed companies.

     If the company achieves a predefined “target” during the three year performance period ending June 30, 2007, a total of 140,440 shares will be issued. The maximum number of shares that can be issued for this performance period is 210,660 shares. These awards are accounted for using variable accounting as prescribed by APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, performance shares are accounted for by charging a ratable portion of compensation expense during each accounting period based on the expected number of shares to be issued times the price of ElkCorp common stock at the end of each period. During the three-month period ended December 31, 2004, $808,000 was charged to compensation expense based on the estimated number of shares that will be issued at the end of the performance period ending June 30, 2007.

     Following is a table of shareholders’ equity activity from June 30, 2004 to December 31, 2004 that identifies, among other things, the impact of restricted stock, stock options and performance stock on the company’s equity accounts.

						Total
	Common	Paid-in	Unearned	Retained	Treasury	Stockholders’
($ In thousands)	Stock	Capital	Compensation	Earnings	Stock	Equity
Balance, June 30, 2004	$19,988	$57,852	$(628)	$143,540	$(5,710)	$215,042

Net income	—	—	—	21,135	—	21,135

Exercises of stock options	—	(23)	—	—	1,220	1,197

Restricted stock grants	—	1,223	(3,450)	—	2,227	—

Restricted stock vesting	—	—	591	—	—	591

Performance stock grants	—	4,806	(4,806)	—	—	—
Performance stock amortization	—	—	808	—	—	808

Purchases of treasury stock	—	—	—	—	(587)	(587)

Dividends	—	—	—	(1,995)	—	(1,995)

Other	—	(7)	—	—	7	—

Balance, December 31, 2004	$19,988	$63,851	$(7,485)	$162,680	$(2,843)	$236,191

Note 12 – New Accounting Standards

     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides tax relief to U.S. domestic manufacturers. The Financial Accounting Standards Board (FASB) directed its staff to issue Financial Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The special deduction should be considered by a company in measuring deferred taxes when the company is subject to graduated tax rates, and assessing whether a valuation allowance is necessary as required by SFAS 109. The adoption of this FSP will not have a material impact on our results of operations or financial position for fiscal 2005. The Company is currently evaluating the effect that the FSP will have on its financial position and results of operations in subsequent years and believes the effect of FSP FAS 109-1 will be to lower income tax expense beginning in fiscal 2006.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, “Inventory Pricing”. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for the company beginning in fiscal 2006. The company is currently evaluating the effect that the accounting change will have on its financial position and results of operations but does not expect SFAS No. 151 to have a material impact on its results of operations or financial position when implemented.

     During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for the company beginning in fiscal 2006. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The company is currently evaluating the effect that the accounting change will have on its financial position and results of operations, and believes the effect of the adoption of SFAS 123R will result in higher compensation expense comparable to that being disclosed on a pro forma basis in Note 5 – Accounting for Stock-Based Compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     This discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the three-month and six-month periods ended December 31, 2004 and 2003. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included elsewhere herein and in our annual report on Form 10-K for the year ended June 30, 2004.

     The second fiscal quarter was marked by a company record for laminated shingle unit volume, particularly in the Southeast region and other areas of the United States that were affected by four hurricanes in the Summer and early Fall of calendar 2004. In addition, higher overall demand led to improved pricing in the majority of our markets throughout the country, particularly the Southeast United States. Higher sales prices allowed us to offset increasing raw material and transportation costs. These results are in contrast to an extremely challenging first quarter of fiscal 2005, when our Building Products business experienced lower than expected sales in regions affected by storms in the same prior fiscal year period, competitive pricing pressures, and delays in shipments in certain regions of the United States due to four hurricanes.

     Our new Tuscaloosa, Alabama facility was placed in service on July 1, 2004 and even though the new plant has increased our operating costs, productivity is significantly better than our expectations for this new facility. We are nearing completion on a project to significantly increase the composite building products line with an investment of approximately $22,000,000 to expand the capabilities of our current composite lumber operations in Lenexa, Kansas. Limited production began at this expanded facility in December 2004. Start-up of this expanded facility will negatively impact operating results initially, but operating income is expected to improve as the second half of fiscal 2005 progresses.

     Chromium and Ortloff each reported small operating losses in the first half of fiscal 2005. These companies do not fit into our focus on Building Products platforms, and are currently being offered for sale. We have received interest from several parties for each of the businesses although we intend to be selective in evaluating potential buyers as we do not have an immediate need to sell either business. In December 2003, we made the decision to discontinue Cybershield, Inc. (Cybershield) and to sell Cybershield or its assets. The Lufkin, Texas facility and its operations were sold August 10, 2004. An agreement to sell the idle Canton, Georgia facility has been reached and finalization of the sale is in progress. The transaction is subject to several conditions, including satisfactory due diligence and the negotiation of a definitive purchase agreement.

Performance Data

     The following table and subsequent discussion set forth performance data from our continuing operations, expressed as a percentage of net sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included elsewhere herein.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.4	77.8	79.9	78.6

Gross margin	21.6	22.2	20.1	21.4
Selling, general and administrative	8.5	11.8	9.1	10.6

Income from operations	13.1	10.4	11.0	10.8
Interest expense, net	1.2	1.1	1.3	1.0

Income from continuing operations before income taxes	11.9	9.3	9.7	9.8
Provision for income taxes	4.5	3.6	3.7	3.8

Income from continuing operations	7.4%	5.7%	6.0%	6.0%

Changes in the Three-Month Period Ended December 31, 2004 Compared to the Three-Month Period Ended December 31, 2003

Overall Performance

     Sales from continuing operations of $195,158,000 during the three-month period ended December 31, 2004 were 58.4% higher than $123,208,000 in the same period in the prior fiscal year. During the three-month period ended December 31, 2004, operating income from continuing operations of $25,569,000 was double the $12,777,000 for the same period last year.

     Sales of premium roofing products increased substantially in the current year period compared to the same period last year, due to a significant increase in shingle unit volume and higher average selling prices. The percentage of cost of sales to sales increased to 78.4% in the three-month period ended December 31, 2004 compared to 77.8% for the same period last year. Higher costs (including increased depreciation) at the new Tuscaloosa, Alabama roofing plant, escalating raw material and transportation costs for all roofing plant operations and recycling of inventory at the Lenexa, Kansas composite lumber operation, were the primary factors causing the lower gross margin in the current year period. Selling, general and administrative (S,G&A) costs in the second quarter of fiscal 2005 were 14.4% higher than in the same period last year due primarily to increased selling expense, together with performance based compensation expense. However, due to substantially increased business activity, S,G&A was only 8.5% of sales in the second quarter of fiscal 2005 compared to 11.8% in the same prior year quarter.

     Interest expense, net, was $2,382,000 in the second quarter of fiscal 2005 compared to $1,331,000 in the same prior year period. In the period ended December 31, 2004, $237,000 of interest was capitalized related to the expansion of the Lenexa, Kansas facility and other significant capital projects. In the second quarter of fiscal 2004, $735,000 of interest was capitalized, much of which related to construction of the new roofing plant in Tuscaloosa, Alabama, which is now in service. Increased interest rates on variable rate debt accounted for an approximate $250,000 year-to-year increase in total interest cost.

     Our effective tax rate for continuing operations was 38.1% during the second quarter of fiscal 2005 compared to 38.5% for the same period in fiscal 2004. For the full fiscal year 2005, we expect the effective tax rate from continuing operations to approximate 38.0% compared to 37.4% for the full fiscal year 2004. The expected increase of the effective tax rate in fiscal 2005 is primarily attributable to higher state income taxes.

     In December 2003, we made the decision to exit Cybershield’s business. Cybershield’s results for each period presented are reported as discontinued operations. In the quarter ended December 31, 2004, the company recorded a $40,000 pretax loss relating to the discontinued operation. In the second quarter of fiscal 2004, Cybershield reported a $1,626,000 pretax loss from discontinued operations, combined with pretax noncash writedowns of $10,496,000 to reduce the book value of Cybershield’s assets to fair value.

Results of Business Segments

     Sales in the Building Products segment increased 61.1% to $191,821,000 for the three months ended December 31, 2004 compared to $119,042,000 in the same prior year period. Compared to the same period in fiscal 2004, unit shingle shipments increased 44%. In the current year period, shingle unit volume surged as a result of increased demand in most regions of the United States, led by unusually high activity in the Southeast United States and other areas affected by four hurricanes in the Summer and early Fall of calendar 2004. We were able to benefit significantly from increased production capacity related to the new Tuscaloosa, Alabama roofing plant and productivity enhancements at all of our roofing facilities. Average shingle prices in the current year quarter increased 10.4% compared to the year-ago period, primarily as a result of price increases that were effective in October 2004 and November 2004. These increases were consistent with industry trends. An additional 1-2% price increase was implemented in January 2005 to allow us to continue to offset increased asphalt and transportation costs. In the second quarter of fiscal 2005, external sales of performance nonwoven fabrics increased 40.1% primarily as a result of sales of specialty fabrics products, such as roofing mat, facer and filtration products. Sales of composite lumber products increased 131% to $3,260,000 in the quarter ended December 31, 2004 compared to $1,411,000 the same three-month period in the prior fiscal year. We anticipate sales for this product platform to significantly increase throughout the remainder of fiscal 2005.

     Operating income for the Building Products segment of $29,632,000 for the three-month period ended December 31, 2004 increased 98.8% from $14,908,000 achieved in the same period in the prior fiscal year. This significant improvement in operating income was primarily attributable to the aforementioned increase in unit shingle shipments. We were also able to improve margins on premium asphalt shingle products as a result of higher average sales prices despite continuing increases in asphalt and transportation costs. Asphalt costs increased approximately 15% in the three-month period ended December 31, 2004 from the same period in fiscal 2004 and about 3% compared to the first quarter of fiscal 2005. Transportation costs have increased 17% over the year-

ago quarter and 5% over the prior quarter. The new Tuscaloosa, Alabama roofing plant continued to improve its productivity and achieved profitability during the quarter ended December 31, 2004. During the quarter, this new plant operated above 50% of capacity. We incurred an approximate $3,200,000 operating loss at our composite lumber business in the quarter ended December 31, 2004 compared to an approximate $1,000,000 loss for this business in the same prior year period. During the second quarter of fiscal 2005, this business continued to recycle old product that was not up to current specifications. We do not anticipate requiring any additional reserves for the recycling of this inventory. Had we not incurred these inventory adjustments, the composites business would have achieved profitability in the month of December 2004 from record shipments of decking, fencing, railing and OEM products.

     In December 2004, the composite building products company signed a letter of intent to acquire Railwayz Inc.™, a privately held composite railing company. The purchase price is is not material to our financial position. Railwayz manufactures railing product that will complement our CrossTimbers™ decking product and allow us to offer our distributors a more diverse decking and railing product line. This transaction is subject to several conditions, including satisfactory due diligence and the negotiation of a definitive purchase agreement.

     The Other, Technologies companies reported combined sales of $3,337,000 in the second quarter of fiscal 2005 compared to $4,166,000 in the same period in fiscal 2004. Ortloff recognized lower license fees in the fiscal 2005 period compared to the same fiscal 2004 three month period. License fees can vary significantly between reporting periods since this business is largely project driven. Chromium’s sales were $2,226,000, or 28.7% higher in the current year period compared to $1,729,000 in the same fiscal 2004 period as a result of increased demand for plating and finishing services in existing locomotive and marine markets.

     Other, Technologies companies had a combined operating loss of $70,000 in the three-month period ended December 31, 2004, compared to a $1,350,000 operating profit in the same three-month period last year. Chromium recorded an operating loss of $184,000 for the three-month period ended December 31, 2004, which included a $400,000 reserve for estimated environmental clean-up at its former plating operation located in Lufkin, Texas. This operating loss compares to a nominal operating profit achieved in the same quarter last year. Ortloff had a $247,000 operating profit in the quarter ended December 31, 2004 compared to a $1,482,000 operating profit in the same period last year. This year-to-year reduction was primarily the result of lower licensing fees. Elk Technologies incurred an operating loss of $133,000 in the quarter ended December 31, 2004, compared to an operating loss of $189,000 in the same period last year. The year-to-year reduction is the result of increased sales to additional regional mattress manufacturers and reduced marketing expenses. We anticipate sales of fire barrier products to continue to increase as California mattress manufacturers adjust to recently adopted TB 603 legislation and other manufacturers begin to produce and distribute mattresses with flame retardant components nationwide.

Changes in the Six-Month Period Ended December 31, 2004 Compared to the Six-Month Period Ended December 31, 2003

Overall Performance

     Sales from continuing operations of $358,543,000 during the six-month period ended December 31, 2004 were 26.7% higher than $282,947,000 in the same period in the prior fiscal year. During the six-month period ended December 31, 2004, operating income from continuing operations of $39,399,000 was 29.6% higher than $30,395,000 for the same period last year.

     The year-to-year increase in sales is primarily due to increased demand for premium asphalt shingles, together with higher average sales prices. The percentage of cost of sales to sales increased to 79.9% in the six-month period ended December 31, 2004 compared to 78.6% for the same period last year. Higher costs at the new Tuscaloosa, Alabama roofing plant, together with escalating raw material and transportation costs for all roofing plant operations, were the primary factors causing the lower gross margin in the current year period. Selling, general and administrative (S,G&A) costs in the first half of fiscal 2005 were 8.7% higher than in the same period last year, primarily as a result of higher selling costs and performance based compensation expense. SG&A costs were only 9.1% of sales in the first half of fiscal 2005 compared to 10.6% in the same period last year as a result of a substantial increase in business activity.

     Interest expense, net, was $4,476,000 in the first half of fiscal 2005 compared to $2,714,000 in the same prior year period. In the period ended December 31, 2004, $396,000 of interest was capitalized related to the expansion of the Lenexa, Kansas facility and other significant capital projects. In the first half of fiscal 2004, $1,312,000 of interest was capitalized, much of which related to construction of the new roofing plant in Tuscaloosa, Alabama which is now in service. Increased interest rates on variable rate debt accounted for an approximate $450,000 year-to-year increase in total interest cost.

     Our effective tax rate for continuing operations was 38.0% during the first half of fiscal 2005 compared to 38.2% for the same period in fiscal 2004.

     In the first half of fiscal 2005, we incurred a $795,000 pretax loss from discontinued operations, which included a pretax noncash writedown of $651,000 to reduce the book value of Cybershield’s Canton, Georgia assets to fair value. Discontinued operations for the six-month period ended December 31, 2003 reflected a $13,572,000 pretax operating loss, which included a pretax noncash writedown of $10,496,000 to reduce the book value of the Lufkin, Texas assets to fair value and a $3,076,000 pretax loss from operating activities.

Results of Business Segments

     Sales in the Building Products segment increased 27.5% to $352,385,000 for the six months ended December 31, 2004 compared to $276,409,000 in the same period in fiscal 2004. On a year-to-year basis shingle unit volume increased 16%. Increased demand for roofing products, particularly in the Southeast United States and other areas affected by four hurricanes in the Summer and early Fall of calendar 2004, was primarily responsible for the increased sales. Stronger market conditions, led by the increased demand resulting from these hurricanes, allowed us to increase our average shingle prices 6.5% for the first half of fiscal 2005 as compared to the same period last year. For the six-month period ended December 31, 2004, external sales of performance nonwoven fabrics increased 27.4% to $19,704,000 in the current year quarter compared to $15,466,000 in the same period last year, primarily as a result of higher demand of outside roofing, filtration and facer products. For the first six months of fiscal 2005, sales of composite building products of $6,242,000 were 191.3% higher than in the same period last year as we continue to develop this business platform by improving and increasing our product line, and take advantage of better demand as consumers become more aware of the benefits of composite lumber compared to wood.

     Operating income for the Building Products segment of $47,649,000 for the six-month period ended December 31, 2004 increased 29.4% compared to $36,812,000 achieved in the first half of fiscal 2004. Higher operating income from premium roofing products resulted primarily from higher unit volumes, combined with an improved relationship between shingle pricing and asphalt and transportation costs. Despite achieving higher average selling prices in the first half of fiscal 2005, we expect higher asphalt and transportation costs to continue to provide challenging industry conditions throughout the remainder of the fiscal year. Although oil prices have declined slightly from their high, it often takes 60 to 90 days for this to be reflected in the price of asphalt. Asphalt costs can also be affected by supply and demand issues which can be difficult to predict. We believe that our current pricing structure should enable us to maintain our margins in this business. Operating income gains in the premium roofing and performance nonwoven fabrics platforms were partially offset by an operating loss of $3,900,000 for the wood composite business during the first half of fiscal 2005. This operating loss compares to an operating loss of approximately $2,100,000 in the first half of fiscal 2004. However, a significant amount of the fiscal 2005 loss is attributable to the recycling of old inventory and increased costs associated with the ramp-up of a new two-sided embossed finish product. These are not expected to be recurring costs.

     Other, Technologies companies reported combined sales of $6,158,000 in the first six-months of fiscal 2005, compared to $6,538,000 in the same period last year. Chromium’s sales of $4,660,000 were 27.6% higher in the fiscal 2005 period as compared to $3,651,000 in the first six-months of fiscal 2004 as a result of increased demand for plating and finishing services in existing locomotive and marine markets. Ortloff recognized lower licensing fees in the six-month period ended December 31, 2004 compared to the same period last year. License fees can vary significantly between reporting periods as this business is largely project driven.

     Other, Technologies companies had a combined operating loss of $579,000 in the six-month period ended December 31, 2004, compared to a $702,000 operating profit in the same period last year. Chromium reported a $143,000 operating profit in the current year period, which included a $400,000 charge for estimated environmental costs at its former Lufkin, Texas plating operation. In the first half of fiscal 2004, Chromium was modestly profitable. Due to decreased license fee income, Ortloff had a $332,000 operating loss in the fiscal 2005 period, compared to a $976,000 operating profit in the fiscal 2004 period. Elk Technologies incurred an operating loss of $390,000 in the first half of fiscal 2005, compared to an operating loss of $350,000 in the same period last year.

Financial Condition

Overview

     Our liquidity needs generally arise principally from working capital requirements, capital expenditures, dividends, and interest payments. During the first six months of fiscal 2005, we relied primarily on internally generated funds to finance our cash requirements. Our working capital requirements fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months.

Operating Activities

     We determine cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, depreciation and amortization. Cash flows from operating activities also either increase or decrease by changes in working capital requirements. In the six months ended December 31, 2004, we generated cash of $23,883,000 from operating activities, compared to $60,891,000 in the same six-month period last year.

     In most fiscal years, trade receivables at December 31 are significantly lower than at the June 30 fiscal year end due to a normal seasonal slowdown in roofing activity. However, trade receivables, including long-term receivables, at December 31, 2004 were $25,879,000 higher than at June 30, 2004 due primarily to unusually high shipments of premium roofing products. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products shipped during the late winter and early spring months, with payments generally due during the spring and early summer. At June 30, 2004, receivables from customer programs with extended due dates were $5,662,000, all of which were collected in the first three months of fiscal 2005. At December 31, 2004, inventories were $5,155,000 higher than at June 30, 2004. Much of the increase related to seasonal inventory buildup in the areas of the United States not affected by the hurricane related demand. We believe our inventories are being maintained at appropriate levels. The current ratio was 3.5 to 1 at December 31, 2004 compared to 3.2 to 1 at June 30, 2004.

Investing Activities

     Cash flows from investing activities primarily reflect our capital expenditure strategy. Net cash used for investing activities was $22,129,000 in the first six months of fiscal 2005 compared to $33,623,000 in the same period in fiscal 2004. Approximately $14,602,000 of current year capital expenditures relate to the expansion of our composite lumber facility in Lenexa, Kansas, which is nearing completion. As previously discussed, the new Tuscaloosa Alabama roofing plant has been completed and placed in service. We also invested approximately $800,000 in the first six months of fiscal 2005 relating to a major project to upgrade certain key information technology platforms. This project was completed and the platforms placed in service November 1, 2004. Excluding major capacity initiatives such as the Lenexa expansion, consolidated ordinary levels of capital expenditures are generally expected to be approximately $10,000,000 to $15,000,000 per year.

Financing Activities

     Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock, treasury stock transactions and exercises of stock options. Net cash generated from financing activities was $38,316,000 in the first six months of fiscal 2005, compared to $1,252,000 used for financing activities in the same period last year.

     In November 2004, we closed an agreement to issue an additional $50,000,000 in senior unsecured notes in a private placement transaction with a group of institutional investors. This transaction was initiated in a historically low interest rate environment to provide funds for growth and expansion initiatives. We are continuing to evaluate possible acquisitions to extend our premium building products line of business.

     At December 31, 2004, liquidity consisted of $40,343,000 of cash and cash equivalents (which are highly liquid investments purchased with an original maturity of, or which are subject to redemption in three months or less) and $121,578,000 of available borrowings under the $125,000,000 committed line of credit facility. The debt to capital ratio (after deducting cash of $40,343,000 from $195,000,000 of principal debt) was 39.6%. We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

     Our Board of Directors has authorized our repurchase of common stock from time to time on the open market. As of December 31, 2004, we have repurchase authority of approximately $10,600,000 remaining. We did not make any open market purchases of common stock in the six-month period ended December 31, 2004. All purchases of equity securities in the first six months of fiscal 2005 related to repurchases from officers and employees in connection with stock option exercises and restricted shares, or from the ElkCorp ESOP as a result of participant diversification directives.

Critical Accounting Policies

     Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies that were identified at June 30, 2004 were:

–	Collectibility of Accounts Receivable

–	Accruals for loss contingencies, product warranties, environmental exposure and self-insurance reserves

–	Inventories

–	Revenue Recognition

–	Impairment of Long-Lived Assets

     These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2004. We believe that these accounting policies are still critical to fully understanding and evaluating our reported financial results at December 31, 2004. However, we believe Accounting for Stock-Based Compensation is also now a critical accounting policy.

     Included in our Stock-Based Compensation are Performance Stock Awards, which were granted for the first time in December 2004. These awards are more fully described in Note 11 – Restricted Stock, Stock Options and Performance Stock. Compensation expense for Performance Stock Awards is based on our estimate of the number of shares that will be issued at the end of the performance period. The estimated number of shares that will be issued and the related compensation expense will be adjusted periodically based on our judgment of facts, circumstances and forecasted performance. Upon the adoption of SFAS 123R, “Share-Based Payments” in fiscal 2006, variable accounting for Performance Stock will no longer be utilized. Rather, compensation expense will be determined based on the fair value of Performance Stock at the date of grant.

Business Risks and Forward-Looking Statements

     In an effort to give investors a well-rounded view of our current condition and future opportunities, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” that involve risks and uncertainties about our prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as “optimistic,” “outlook,” “believe,” “estimate,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “predict,” “could,” “should,” “may,” “likely,” or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments we believe are reasonable; however, ElkCorp’s actual results could differ materially from those discussed here. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law. Risks that could cause or contribute to actual results differing materially from those projected in the forward-looking statements could include, but are not limited to:

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

Higher Raw Materials, Energy and Transportation Costs -

     In our building products businesses, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene and wood particles. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Historically, we have been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should we be unable to recover higher raw material, energy and/or transportation costs, including higher trucking costs resulting from recent regulatory changes in the trucking industry, through price increases of our products, operating results could be adversely affected and/or lower than projected.

Temporary Shortages or Disruptions -

     Temporary shortages or disruptions in the supply of raw materials or the availability of transportation do result from time to time from a variety of causes. If we experience temporary shortages or disruptions in the supply of raw materials or the availability of transportation, operating results could be lower than projected.

Productivity of New Facilities -

     We have been involved in a significant expansion plan over the past several years, including the construction of new facilities and the expansion of existing facilities. The new Tuscaloosa, Alabama facility was placed in service at the beginning of fiscal 2005 and expansion of the Lenexa, Kansas composite lumber facility is nearing completion. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new and expanded plant facilities. If such progress is slower than anticipated, or if demand for products produced at new or expanded plants does not meet current expectations, operating results could be lower than projected.

Utilization of Hazardous Materials -

     Certain facilities of our subsidiaries must utilize hazardous materials in their production process. As a result, we could incur costs for remediation activities at our facilities or off-site and other related exposures from time to time in excess of established reserves for such activities.

Litigation and Claims -

     We are involved in various legal proceedings and claims, including claims arising in the ordinary course of business. Our litigation and claims are subject to inherent and case-specific uncertainty. The outcome of such litigation and claims depends on numerous interrelated factors, many of which cannot be predicted.

Higher Interest Rates -

     We currently anticipate that most of our needs for new capital in the near future will be met with current amounts of cash and cash equivalents, internally generated funds and borrowings under our available credit facilities. Significant increases in interest rates could substantially affect our borrowing costs or our cost of alternative sources of capital.

Technological Changes -

     Each of our businesses is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of our technology, products and services, or the method and profitability of distribution or delivery of such technology, products and services.

Loss of Key Customers -

     The majority of our sales are in the Building Products segment, and our primary customers are building materials distributors. The ten largest Building Products customers typically account for approximately 50% of annual consolidated sales and one customer generally accounts for 18% — 20% of consolidated sales. Our businesses each could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

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

     We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. There are no natural gas hedge transactions in effect at December 31, 2004. However, it is anticipated that hedging strategies will likely be utilized in the future.

     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We currently have two interest rate swaps in effect. We have entered into interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt at December 31, 2004. The fair value of these swaps was $4,094,000 at December 31, 2004. Based on outstanding debt at December 31, 2004, our annual interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to ElkCorp (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

b)	Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended December 31, 2004

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	That May yet be
	Total Number of		Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Plans or	Plans or Programs
Period	(Note 1)	per Share	Programs	(Note 2)
October, 2004	—	—	$—	$10,600,000
November, 2004	18,034	$30.02	$—	$10,600,000
December, 2004	—	—	$—	$10,600,000

Total	18,034	$30.02	$—

(1)	Includes repurchases of 3,034 shares from officers and employees in connection with stock option exercises and repurchased restricted shares for income tax withholding payments, and 15,000 shares purchased from ElkCorp ESOP as a result of participant diversification directives.

(2)	On September 28, 1998, the company’s Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of an additional $10,000,000 of common stock. The most recent share repurchase under these authorizations was December 4, 2000. The authorizations did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.

Item 4: Submission of Matters to a Vote of Security Holders

(a)	The company’s Annual Meeting of Shareholders was held on October 26, 2004 for the purpose of electing two directors, approving the 2004 ElkCorp Amended and Restated Equity Incentive Compensation Plan, and ratifying the appointment of the company’s independent auditors.

(b)	Directors Elected

	NUMBER OF VOTES
	FOR	AGAINST	WITHHELD
James E. Hall	17,102,984	895,324	1,076,754
Shauna R. King	17,948,234	50,074	1,076,754

(c)	Other Directors Whose Term Continued After the Meeting:

Thomas D. Karol
Dale V. Kesler
Richard A. Nowak
Michael L. McMahan
David W. Quinn

Effective October 26, 2004, Mr. Harold Work retired from the Board of Directors.

(d)	Other matters voted upon at the meeting and the number of affirmative votes, negative votes, abstentions, and broker non votes.

	NUMBER OF VOTES
				BROKER
	FOR	AGAINST	ABSENTIONS	NON VOTES
Approval of the 2004 Elkcorp Amended and Restated Equity Incentive Compensation Plan	14,591,304	2,480,454	200,724	1,802,580

Ratification of Grant Thornton LLP as independent auditors of the company for the fiscal year ending June 30, 2005	18,735,291	124,533	215,238	—

Item 6. Exhibits

(a)	Exhibits:

	10.1**	2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan (incorporated by reference to Exhibit B to the company’s Proxy Statement filed September 15, 2004).

	10.2**	Form of Performance Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the company’s Form 8-K filed on December 16, 2004).

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith

** Incorporated by reference

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp
DATE: February 8, 2005	/s/ Gregory J. Fisher
Gregory J. Fisher
Senior Vice President, Chief Financial Officer and Controller

/s/ Leonard R. Harral
Leonard R. Harral
Vice President, Chief Accounting Officer and Treasurer

Index to Exhibits

Item 6. Exhibits

(a)	Exhibits:

	10.1**	2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan (incorporated by reference to Exhibit B to the company’s Proxy Statement filed September 15, 2004).

	10.2**	Form of Performance Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the company’s Form 8-K filed on December 16, 2004).

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith

** Incorporated by reference