Form 10-Q
period 2005-03-31
ELKCORP
filed 2005-05-06
CIK 32017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

       As of the close of business on April 29, 2005, the Registrant had outstanding 20,162,741 shares of Common Stock, par value $1 per share.

ElkCorp and Subsidiaries

For The Quarterly Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELKCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands, except share and per share data)

	March 31,	June 30,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$39,157	$273
Trade receivables, less allowance of $695 and $605	162,358	121,091
Inventories –
Finished goods	55,206	49,800
Work-in-process	159	160
Raw materials	15,290	12,169

Total inventories	70,655	62,129

Prepaid expenses and other assets	10,045	8,587
Deferred income taxes	3,721	7,359
Discontinued operations	404	5,096

Total current assets	286,340	204,535

Property, Plant and Equipment, at Cost	436,964	404,743
Less — accumulated depreciation	(151,081)	(133,635)

Property, plant and equipment, net	285,883	271,108

Other Assets	12,046	5,065

	$584,269	$480,708

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$48,769	$37,247
Accrued liabilities	32,241	25,419
Current maturities on long-term debt	385	—
Discontinued operations	159	531

Total current liabilities	81,554	63,197

Long-Term Debt	198,000	156,858
Deferred Income Taxes	49,908	45,611
Shareholders’ Equity -
Common stock ($1 par, 20,023,161 and 19,988,078 shares issued, respectively)	20,023	19,988
Additional paid-in capital	65,230	57,852
Unearned compensation – unvested restricted stock and performance stock awards	(7,308)	(628)
Retained earnings	176,965	143,540

	254,910	220,752
Less — Treasury stock (2,484 and 288,220 shares, respectively, at cost)	(103)	(5,710)

Total shareholders’ equity	254,807	215,042

	$584,269	$480,708

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales	$204,976	$131,947	$563,519	$414,894

Cost and Expenses
Cost of sales	158,010	105,401	444,462	327,873
Selling, general and administrative	20,109	15,435	52,801	45,515

Income from Operations	26,857	11,111	66,256	41,506

Interest Expense, Net	2,614	1,185	7,090	3,899

Income From Continuing Operations Before Income Taxes	24,243	9,926	59,166	37,607
Provision for income taxes	8,916	3,724	22,187	14,289

Income From Continuing Operations	15,327	6,202	36,979	23,318

Loss From Discontinued Operations, Net of Income Taxes	(30)	(2,144)	(547)	(10,966)

Net Income	$15,297	$4,058	$36,432	$12,352

Income (Loss) Per Share – Basic
Income from continuing operations	$.77	$.32	$1.88	$1.19
Discontinued operations	—	(.11)	(.03)	(.56)

Net income	$.77	$.21	$1.85	$.63

Income (Loss) Per Share – Diluted
Income from continuing operations	$.75	$.31	$1.83	$1.17
Discontinued operations	—	(.11)	(.03)	(.55)

Net income	$.75	$.20	$1.80	$.62

Dividends Per Common Share	$.05	$.05	$.15	$.15

Average Common Shares Outstanding (000’s)
Basic	19,784	19,633	19,718	19,588

Diluted	20,482	20,009	20,184	19,914

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Nine Months Ended
	March 31,
	2005	2004
Cash Flows From Operating Activities

Income from continuing operations	$36,979	$23,318
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:

Depreciation and amortization	17,451	13,332
Deferred income taxes	7,934	2,288
Stock based compensation	2,272	75
Changes in assets and liabilities, net of acquisition:
Trade receivables	(44,914)	5,652
Inventories	(8,476)	(7,430)
Prepaid expenses and other	(1,458)	(2,182)
Accounts payable and accrued liabilities	18,344	(9,815)

Net cash provided by continuing operations	28,132	25,238
Net cash provided by discontinued operations	3,773	2,706

Net cash provided by operating activities	31,905	27,944

Cash Flows From Investing Activities

Additions to property, plant and equipment	(32,157)	(47,449)
Acquisition of company	(471)	—
Other, net	(1,154)	(357)

Net cash used for investing activities	(33,782)	(47,806)

Cash Flows From Financing Activities

Proceeds from sale of Senior Notes	50,000	—
Borrowings (repayments) on Revolving Credit Facility, net	(10,300)	16,200
Dividends on common stock	(3,007)	(2,950)
Proceeds from stock option exercises and other, net	4,068	1,877

Net cash provided by financing activities	40,761	15,127

Net Increase (Decrease) in Cash and Cash Equivalents	38,884	(4,735)

Cash and Cash Equivalents at Beginning of Year	273	5,056

Cash and Cash Equivalents at End of Period	$39,157	$321

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - General

     The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended March 31, 2005 and 2004. Because of, among other things, seasonal, weather-related conditions in some of the company’s market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.

Note 2 – Company Segments

     The Building Products segment consists of Elk Premium Building Products, Inc. and its operating subsidiaries (collectively Elk). These companies manufacture (1) premium laminated fiberglass asphalt shingles, (2) coated and non-coated nonwoven fabrics used in asphalt shingles and other applications in the building and construction, filtration, floor coverings and other industries, and (3) composite wood decking, marine dock, fencing and railing products. Building Products accounted for 98% and 97% of consolidated sales in the nine-month periods ended March 31, 2005 and 2004, respectively.

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

     Financial information by company segment is summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales from Continuing Operations
Building Products	$199,529	$127,804	$551,914	$404,213
Other, Technologies	5,447	4,143	11,605	10,681

	$204,976	$131,947	$563,519	$414,894

Operating Profit from Continuing Operations
Building Products	$31,044	$13,517	$78,693	$50,329
Other, Technologies	921	814	342	1,516
Corporate	(5,108)	(3,220)	(12,779)	(10,339)

	26,857	11,111	66,256	41,506
Interest expense, net	2,614	1,185	7,090	3,899

Income from continuing operations before income taxes	$24,243	$9,926	$59,166	$37,607

Depreciation and Amortization
Building Products	$4,791	$3,654	$14,306	$10,826
Other, Technologies	184	195	539	520
Corporate	1,001	686	2,606	1,986

	$5,976	$4,535	$17,451	$13,332

Capital Expenditures
Building Products	$10,185	$12,679	$30,281	$43,253
Other, Technologies	32	46	274	186
Corporate	743	1,346	1,602	4,010

	$10,960	$14,071	$32,157	$47,449

	March 31,	June 30,
	2005	2004
Identifiable Assets
Building Products	$497,189	$428,246
Other, Technologies	22,490	19,860
Corporate	64,186	27,506
Discontinued Operations	404	5,096

	$584,269	$480,708

Note 3 – Product Sales

     The following table summarizes sales from continuing operations by product category, excluding intercompany sales, for the three-month and nine-month periods ended March 31, 2005 and 2004:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Premium roofing	$185,309	$117,700	$511,749	$376,499
Performance nonwoven fabrics	9,494	8,007	29,197	23,474
Composite building lumber	4,726	2,097	10,968	4,240
Technology licensing and consulting fees	3,105	1,811	4,537	4,698
Hard chrome and other surface finishes	2,153	2,289	6,813	5,938
Fire retardant coatings	189	43	255	45

	$204,976	$131,947	$563,519	$414,894

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

	(In thousands except per share amounts)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Income from continuing operations	$15,327	$6,202	$36,979	$23,318

Denominator for basic earnings per share – weighted average shares outstanding	19,784	19,633	19,718	19,588
Effect of dilutive securities:
Unvested restricted shares and employee stock options	698	376	466	326

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under incentive stock option plan and vesting of restricted shares using the treasury stock method	20,482	20,009	20,184	19,914

Basic earnings per share from continuing operations	$.77	$.32	$1.88	$1.19

Diluted earnings per share from continuing operations	$.75	$.31	$1.83	$1.17

Stock options excluded from computation of diluted earnings per share due to antidilutive effect	-0-	727	243	728

Note 5 – Accounting for Stock-Based Compensation

     The company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123 using the Black-Scholes model, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three-month and nine-months periods ended March 31, 2005 and 2004 would have been as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income as reported	$15,297	$4,058	$36,432	$12,352

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	355	—	880	—
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,005)	(585)	(2,688)	(1,936)

Pro forma earnings	$14,647	$3,473	$34,624	$10,416

Earnings per common share:
Basic – as reported	$.77	$.21	$1.85	$.63

Basic – pro forma	$.74	$.18	$1.76	$.53

Diluted – as reported	$.75	$.20	$1.80	$.62

Diluted – pro forma	$.72	$.17	$1.72	$.52

Note 6 – Cash and Cash Equivalents

     Cash equivalents are highly liquid investments purchased with a maturity of, or which are subject to redemption in, three months or less. Cash equivalents were $38,945,000 at March 31, 2005.

Note 7 – Long-Term Debt

	(In thousands)
	March 31,	June 30,
	2005	2004
Senior Notes	$195,000	$145,000
Revolving Credit Facility	—	10,300
Fair Value of Notes Payable	1,155	—
Fair Value of Interest Rate Swaps	2,230	1,558

	198,385	156,858

Less: Current Maturities	(385)	—

	$198,000	$156,858

     The company has issued $195,000,000 of Senior Notes (Notes). Of the Notes, $25,000,000 mature in fiscal 2008 and carry a coupon rate of 4.69%, $60,000,000 mature in fiscal 2009 and carry a coupon rate of 6.99%, $60,000,000 mature in fiscal 2012 and carry a coupon rate of 7.49%, and $50,000,000 mature in fiscal 2015 and carry a coupon note of 6.28%.

     The company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At March 31, 2005, the fair value of the derivative was $2,514,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 15, 2007. This interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap. At March 31, 2005, the fair value of the derivative was a liability of $284,000 and is recorded in accrued liabilities and as a decrease in the fair value of long-term debt.

     At March 31, 2005, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. At March 31, 2005, there were no borrowings outstanding on the Facility and $3,022,000 of letters of credit were outstanding.

     In March 2005, the company issued $1,250,000 of notes payable in connection with an acquisition. The notes, which are payable in equal quarterly installments through March 2008 are non-interest bearing and have been recorded in the balance sheet at a fair value of $1,155,000.

     Both the Notes and the Facility require that the company maintain a specified minimum consolidated net worth and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited to certain specified levels by the Facility agreement. At March 31, 2005, the company was in compliance with all requirements.

Note 8 – Product Warranties

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

Warranty
(In thousands)	Liability

Balance at June 30, 2004	$3,103
Amounts charged to expense	3,930
Warranty settlements	(2,860)

Balance at March 31, 2005	$4,173

Note 9 – Environmental Risk

          Chromium has engaged in limited remediation activities at the site of its former plating operation in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary clean up plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

     Chromium completed a supplemental groundwater and soil assessment at the Lufkin facility. The assessment further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (APAR) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination was necessary. Chromium is finalizing a proposed Remedial Action Plan (RAP) to the TCEQ in which it will propose activities and engineering controls to clean up the site under the VCP to a site specific risk-based clean up standard as prescribed by the Texas Risk Reduction Program.

     The company believes that current findings indicate that remediation activities will be similar to a plan utilized at another Chromium plant. This assessment, in conjunction with projections developed in finalizing the proposed RAP that are site specific, resulted in the company recording an accrued liability of $700,000 as of March 31, 2005. Of this total, $300,000 was recorded in the quarter ended March 31, 2005. Certain other scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company.

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

Note 10 – Discontinued Operations

     In December 2003, the company concluded that the risk and prospects for future success of Cybershield did not justify the additional investment of capital and other resources required to continue Cybershield’s operations. Accordingly, the decision was made to discontinue Cybershield and to sell its operations or its assets. Cybershield is classified as a discontinued operation in the consolidated financial statements.

     In the first quarter of fiscal 2005, the company sold substantially all assets of Cybershield, excluding the Canton, Georgia facility, to the Cybershield management group for $1,293,000 in cash. The sale price approximated the book value of assets, net of assumed liabilities, at the date of sale. Also in the first quarter of fiscal 2005, the company recorded a pretax impairment charge of $651,000 on the remaining Canton assets. In the quarter ended March 31, 2005 the Canton land, building and certain equipment were sold for $2,750,000. The sales price approximated the book value of the assets sold. The only remaining assets of discontinued operations are immaterial amounts of equipment held for sale.

     Summary operating results of discontinued operations are summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales	$—	$1,773	$643	$6,445
Cost of sales	37	2,522	743	8,934
Selling, general and administrative	9	699	90	2,036
Impairment of assets	—	1,850	651	12,346

Operating loss	(46)	(3,298)	(841)	(16,871)
Credit for income taxes	(16)	(1,154)	(294)	(5,905)

Net loss from discontinued operations	$(30)	$(2,144)	$(547)	$(10,966)

Note 11 – Acquisition

          In March 2005, a subsidiary of the company purchased the principal assets of Railwayz, Inc. (Railwayz), a privately-held composite railing company, whose products are complementary to the company’s composite decking and traditional wood decks. The total purchase price was approximately $1,625,000, plus contingent future earn-out payments based on revenues for the first five years after acquisition with a maximum potential payment of $375,000. Existing cash resources of $471,000 and a three-year non-interest bearing note with a fair value of $1,155,000 were used to finance the acquisition. The purchase price was allocated to the assets acquired, including current assets, property, plant and equipment and goodwill. Sales of Railwayz products in its most recent fiscal year prior to acquisition were not significant in amount.

Note 12 – Income Taxes

     In August 2003, the Internal Revenue Service (IRS) completed audits of the company’s consolidated tax returns through fiscal 2001. A notice of proposed adjustment disallowing the timing of certain deductions for tax years 1998 through 2001 was rendered in connection with these audits. In December 2003, the company reached a tentative agreement with the IRS. The deferred tax balance and income tax receivable were each reduced by approximately $400,000 to reflect the tentative agreement. The tentative agreement had no impact on net income or earnings per share. As required by the 1986 Internal Revenue Code, the findings of the examination have been submitted by the IRS to the Congressional Joint Committee on Taxation for final review and approval.

Note 13 – Restricted Stock, Stock Options and Performance Stock

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

          In December 2004, the company entered into Performance Stock Award agreements (PSA Agreements) granting performance stock awards (PSAs) to certain of the company’s officers and other key employees under the 2004 ElkCorp Amended and Restated Equity Incentive Compensation Plan (2004 Plan), which was approved by shareholders in connection with the Annual Meeting of Shareholders on October 26, 2004. The PSAs consist of a contingent right to receive whole shares of the company’s common stock if the company meets specified performance criteria. For the initial performance period, which is for the three-year period ending June 30, 2007, the performance criteria for 70% of the total PSA is based on the company’s return on equity (ROE) measured against all New York Stock Exchange (NYSE) listed companies, and 30% of the total PSA is based on the company’s total shareholder return (TSR), or stock appreciation plus dividends, measured against all NYSE listed companies.

          If the company achieves a predefined “target” during the three year performance period ending June 30, 2007, a total of 140,440 shares will be issued. The maximum number of shares that can be issued for this performance period is 210,660 shares. These awards are accounted for using variable accounting as prescribed by APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, performance shares are accounted for by charging a ratable portion of compensation expense during each accounting period based on the expected number of shares to be issued times the price of ElkCorp common stock at the end of each period. During the three-month and nine-month periods ended March 31, 2005, $545,000 and $1,353,000 was charged to compensation expense, respectively, based on the estimated number of shares that will be issued at the end of the performance period ending June 30, 2007.

          Following is a table of shareholders’ equity activity from June 30, 2004 to March 31, 2005 that identifies, among other things, the impact of restricted stock, stock options and performance stock on the company’s equity accounts.

		Additional				Total
	Common	Paid-in	Unearned	Retained	Treasury	Shareholders’
($ In thousands)	Stock	Capital	Compensation	Earnings	Stock	Equity
Balance, June 30, 2004	$19,988	$57,852	$(628)	$143,540	$(5,710)	$215,042

Net income	—	—	—	36,432	—	36,432

Exercises of stock options	35	717	—	—	4,079	4,831

Restricted stock grants	—	1,260	(3,551)	—	2,291	—

Restricted stock vesting	—	—	919	—	—	919

Performance stock grants	—	5,401	(5,401)	—	—	—

Performance stock amortization	—	—	1,353	—	—	1,353

Purchases of treasury stock	—	—	—	—	(763)	(763)

Dividends	—	—	—	(3,007)	—	(3,007)

Balance, March 31, 2005	$20,023	$65,230	$(7,308)	$176,965	$(103)	$254,807

Note 14 – New Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     This discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the three-month and nine-month periods ended March 31, 2005 and 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein and in our annual report on Form 10-K for the year ended June 30, 2004.

     The third fiscal quarter was marked by a continuation of company record levels of demand for laminated shingles, particularly in the Southeast region and other areas of the United States that were affected by four hurricanes in the Summer and early Fall of calendar 2004. In addition, higher overall demand led to improved pricing in the majority of our markets throughout the country, particularly the Southeast United States. Higher sales prices allowed us to offset increasing raw material and transportation costs. These trends are consistent with market conditions in the second fiscal quarter of 2005, but are in contrast to an extremely challenging first quarter of fiscal 2005, when our Building Products business experienced lower than expected sales in regions affected by storms in the same prior fiscal year period, competitive pricing pressures, and delays in shipments in certain regions of the United States due to the aforementioned hurricanes.

     Our new Tuscaloosa, Alabama facility was placed in service on July 1, 2004 and even though the new plant has increased our operating costs, productivity continues to be better than our expectations for this new facility. The ramp up of the composites business platform and the expansion of production capacity has been more challenging than expected, resulting in higher than anticipated raw material costs, slower than expected ramp up of production, and delays in the initiation of certain products into the marketplace.

     Chromium and Ortloff do not fit into our focus on Building Products platforms, and are currently being offered for sale. We have received interest from potential acquirers for both of these businesses, although we do not have an immediate need to sell either business. If either or both of the businesses are not sold, they will continue as company business platforms. In December 2003, we made the decision to discontinue Cybershield, Inc. (Cybershield) and to sell Cybershield or its assets. The Lufkin, Texas facility and its operations were sold in the first quarter of fiscal 2005. The sale of the idle Canton, Georgia facility was completed in the third quarter of fiscal 2005.

Performance Data

     The following table and subsequent discussion set forth performance data from our continuing operations, expressed as a percentage of net sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	77.1	79.9	78.9	79.0

Gross margin	22.9	20.1	21.1	21.0

Selling, general and administrative	9.8	11.7	9.4	11.0

Income from operations	13.1	8.4	11.7	10.0

Interest expense, net	1.3	.9	1.2	.9

Income from continuing operations before income taxes	11.8	7.5	10.5	9.1

Provision for income taxes	4.3	2.8	3.9	3.5

Income from continuing operations	7.5%	4.7%	6.6%	5.6%

Changes in the Three-Month Period Ended March 31, 2005 Compared to the Three-Month Period Ended March 31, 2004

Overall Performance

     Sales from continuing operations of $204,976,000 during the three-month period ended March 31, 2005 were 55.3% higher than $131,947,000 in the same period in the prior fiscal year. During the three-month period ended March 31, 2005, operating income from continuing operations of $26,857,000 was 141.7% higher than the $11,111,000 for the same period last year.

     Sales of premium roofing products increased substantially in the current year period compared to the same period last year, due to a significant increase in shingle unit volume, which was aided by shipments from the new Tuscaloosa production facility, overall improvements in production performance, and higher average selling prices. The percentage of cost of sales to sales decreased to 77.1% in the three-month period ended March 31, 2005 compared to 79.9% for the same period last year. Higher costs (including increased depreciation) at the new Tuscaloosa, Alabama roofing plant, escalating raw material and transportation costs for all roofing plant operations, and higher than expected start-up costs at the Lenexa, Kansas composite lumber operation, were offset by higher average selling prices, resulting in improved margins during the third quarter of fiscal 2005. Selling, general and administrative (S,G&A) costs of $20,109,000 in the third quarter of fiscal 2005 were 30.3% higher than $15,435,000 in the same period last year due primarily to increased selling expense and performance based compensation expense. However, due to substantially increased business activity, S,G&A was only 9.8% of sales in the third quarter of fiscal 2005 compared to 11.7% in the same prior year quarter.

     Interest expense, net, was $2,614,000 in the third quarter of fiscal 2005 compared to $1,185,000 in the same prior year period due primarily to higher net debt levels, increasing interest rates and less capitalized interest. In the period ended March 31, 2005, $272,000 of interest was capitalized related to the expansion of the Lenexa, Kansas facility and other significant capital projects. In the third quarter of fiscal 2004, $798,000 of interest was capitalized, much of which related to construction of the new roofing plant in Tuscaloosa, Alabama, which is now in service. Increased interest rates on variable rate debt accounted for an approximate $450,000 year-to-year increase in total interest cost. Average borrowings, net of cash equivalents, were approximately $23,300,000 higher in the third quarter of fiscal 2005 compared to the same quarter in fiscal 2004.

     Our effective tax rate for continuing operations was 36.8% during the third quarter of fiscal 2005 compared to 37.5% for the same period in fiscal 2004. The lower current year rate was primarily attributable to lower state income taxes due to state investment tax credits from expansion programs. For the full fiscal year 2005, we expect the effective tax rate from continuing operations to approximate 37.5% compared to 37.4% for the full fiscal year 2004.

     In December 2003, we made the decision to exit Cybershield’s business. Cybershield’s results for each period presented are reported as discontinued operations. In the quarter ended March 31, 2005, the company recorded an immaterial pretax loss relating to the discontinued operations. In the third quarter of fiscal 2004, Cybershield reported a $1,448,000 pretax loss from discontinued operations, and pretax noncash writedowns of $1,850,000 to reduce the book value of Cybershield’s Canton, Georgia facility to fair value.

Results of Business Segments

     Sales in the Building Products segment increased 56.1% to $199,529,000 for the three months ended March 31, 2005 compared to $127,804,000 in the same prior year period. Compared to the same period in fiscal 2004, unit volume increased 41%. In the current year period, shingle demand continued at extremely high levels as a result of increased demand in most regions of the United States, led by the Southeast United States and other areas affected by four hurricanes in the Summer and early Fall of calendar 2004. We were able to benefit significantly from increased production capacity related to the new Tuscaloosa, Alabama roofing plant and productivity enhancements at all of our roofing facilities. Average shingle prices in the current year quarter increased 12.7% compared to the year-ago period, primarily as a result of price increases achieved in the Fall and Winter months of fiscal 2005. These increases were consistent with industry trends. In the third quarter of fiscal 2005, external sales of performance nonwoven fabrics increased 18.6% to $9,494,000 in the current year quarter, compared to $8,007,000 in the same quarter last year, primarily as a result of sales of specialty fabrics products, such as roofing mat, facer and filtration products. Sales of composite lumber products more than doubled to $4,726,000 in the quarter ended March 31, 2005 compared to $2,097,000 the same three-month period in the prior fiscal year.

     Operating income for the Building Products segment of $31,044,000 for the three-month period ended March 31, 2005 increased 129.7% from $13,517,000 achieved in the same period in the prior fiscal year. This significant improvement in operating income was primarily attributable to the aforementioned increases in unit volume and average selling prices. We were able to improve margins on premium asphalt shingle products as a result of higher average sales prices despite continuing increases in asphalt and transportation costs. Asphalt costs increased approximately 6.3% in the three-month period ended March 31, 2005 from the same period in fiscal

2004 but decreased about 5.4% compared to the second quarter of fiscal 2005. However, we believe asphalt prices will begin to increase again in the fourth quarter of fiscal 2005 due to continued volatility in oil prices. Transportation costs have also continued to increase and were approximately 14.5% higher in the current year quarter than in the same quarter in the prior fiscal year. The new Tuscaloosa, Alabama roofing plant continued to improve its productivity, reaching its initial rated capacity in the quarter ended March 31, 2005. We incurred a $2,441,000 operating loss at our composite lumber business in the third quarter of fiscal 2005 compared to $348,000 loss for this business in the same prior year period. This higher operating loss was primarily attributable to slower than expected ramp up of new production, higher than anticipated raw material costs, longer than anticipated code approval in various areas of the country and slower than projected initiation of new products for non-decking markets. Because of these challenges, we do not expect the composite lumber business to meet prior expectations for the remainder of fiscal 2005. However, we remain confident in this new platform’s ability to meet its long-term goals. We have made enhancements, to the composite lumber platform’s organizational structure. These enhancements in combination with capacity additions as new extruders are placed in service and finalizing new agreements for our non-decking products, are expected to allow us to take advantage of significant growth opportunities in this business platform.

     In March 2005, the composite building products subsidiary completed the acquisition of Railwayz Inc.™ (Railwayz), a privately held composite railing company. Railwayz manufactures railing product that will complement our CrossTimbers™ decking products and allow us to offer our distributors a more diverse decking and railing product line. The total purchase price was $1,625,000, plus contingent future earn-out payments based on revenues for the first five years after acquisition with a maximum potential payment of $375,000. For further discussion of the acquisition of Railwayz, see the Notes to Consolidated Financial statements – Note 11 – Acquisition, included elsewhere herein.

     The Other, Technologies companies reported combined sales of $5,447,000 in the third quarter of fiscal 2005 compared to $4,143,000 in the same period in fiscal 2004. Ortloff recognized higher license fees in the fiscal 2005 period compared to the same fiscal 2004 three month period. License fees can vary significantly between reporting periods since this business is largely project driven. Chromium’s sales were $2,153,000, or 5.9% lower in the current year period compared to $2,289,000 in the same fiscal 2004 period as a result of slightly lower demand for plating and finishing services in existing locomotive and marine markets.

     Other, Technologies companies had a combined operating profit of $921,000 in the three-month period ended March 31, 2005, compared to an $814,000 operating profit in the same three-month period last year. Chromium recorded an operating loss of $371,000 for the three-month period ended March 31, 2005, which included an additional $300,000 reserve for estimated environmental clean-up at its former plating operation located in Lufkin, Texas and a $210,000 provision for bad debt expenses. This operating loss compares to a $233,000 operating profit achieved in the same quarter last year. Ortloff had a $1,928,000 operating profit in the quarter ended March 31, 2005 compared to a $706,000 operating profit in the same period last year. This year-to-year increase was primarily the result of higher licensing fees. Elk Technologies incurred an operating loss of $636,000 in the quarter ended March 31, 2005, compared to an operating loss of $125,000 in the same period last year. The current year operating loss included a $350,000 inventory write-down.

Changes in the Nine-Month Period Ended March 31, 2005 Compared to the Nine-Month Period Ended March 31, 2004

Overall Performance

     Sales from continuing operations of $563,519,000 during the nine-month period ended March 31, 2005 were 35.8% higher than $414,894,000 in the same period in the prior fiscal year. During the nine-month period ended March 31, 2005, operating income from continuing operations of $66,256,000 was 59.6% higher than $41,506,000 for the same period last year.

     The year-to-year increase in sales is primarily due to increased demand for premium asphalt shingles, together with higher average sales prices. The percentage of cost of sales to sales decreased to 78.9% in the nine-month period ended March 31, 2005 compared to 79.0% for the same period last year. Higher average selling prices allowed us to offset higher costs relating to ramping up of the composite lumber business platform, higher costs associated with the new Tuscaloosa, Alabama roofing plant, and escalating raw material and transportation costs for all roofing plant operations. S,G&A costs in the first nine months of fiscal 2005 were 16.0% higher than in the same period last year, primarily as a result of higher selling costs and performance based compensation expense. SG&A costs were only 9.4% of sales in the first nine months of fiscal 2005 compared to 11.0% in the same period last year as a result of a substantial increase in business activity.

     Interest expense, net, was $7,090,000 in the first nine months of fiscal 2005 compared to $3,899,000 in the same prior year period due primarily to higher net debt levels, increasing interest rates and less interest that was capitalized. In the nine-month period ended March 31, 2005, $668,000 of interest was capitalized related to the expansion of the Lenexa, Kansas facility and other significant capital projects. In the first nine months of fiscal 2004, $2,110,000 of interest was capitalized, much of which related to construction of the new roofing plant in Tuscaloosa, Alabama which is now in service. Increased interest rates on variable rate debt accounted for an approximate $950,000 year-to-year increase in total interest cost. Additionally, average borrowings, net of cash equivalents, were approximately $23,500,000 higher in the first nine months of fiscal 2005 compared to the same period in fiscal 2004.

     Our effective tax rate for continuing operations was 37.5% during the first nine months of fiscal 2005 compared to 38.0% for the same period in fiscal 2004. For the fiscal year ending June 30, 2005, we expect the effective tax rate from continuing operations to approximate 37.5% compared to 37.4% for the full fiscal year 2004.

     In the first nine months of fiscal 2005, we incurred a $841,000 pretax loss from discontinued operations, which included a pretax noncash writedown of $651,000 to reduce the book value of Cybershield’s Canton, Georgia assets to fair value. Discontinued operations for the nine-month period ended March 31, 2004 reflected a $16,871,000 pretax operating loss, which included pretax noncash writedowns of $12,346,000 to reduce the book value of the Lufkin, Texas and Canton, Georgia assets to fair value and a $4,525,000 pretax loss from operating activities.

Results of Business Segments

     Sales in the Building Products segment increased 36.5% to $551,914,000 for the nine months ended March 31, 2005 compared to $404,213,000 in the same period in fiscal 2004. On a year-to-year basis unit volume increased 24%. Increased demand for roofing products, particularly in the Southeast United States and other areas affected by four hurricanes in the Summer and early Fall of calendar 2004, was primarily responsible for the increased sales. Stronger market conditions, led by the increased demand resulting from these hurricanes, allowed us to increase our average shingle prices 8.6% for the first nine months of fiscal 2005 as compared to the same period last year. For the nine-month period ended March 31, 2005, external sales of performance nonwoven fabrics increased 24.4% to $29,197,000 in the current year period compared to $23,474,000 in the same period last year, primarily as a result of higher demand of outside roofing, filtration and facer products. For the first nine months of fiscal 2005, sales of composite building lumber products of $10,968,000 were 158.7% higher than $4,240,000 in the same period last year as we continue to develop this business platform by improving and increasing our product line, so that we are in a position to take advantage of better demand as consumers become more aware of the benefits of composite lumber compared to wood.

     Operating income for the Building Products segment of $78,693,000 for the nine-month period ended March 31, 2005 increased 56.4% compared to $50,329,000 achieved in the first nine months of fiscal 2004. Higher operating income from premium roofing products resulted primarily from higher unit volumes, combined with an improved relationship between shingle pricing and asphalt and transportation costs. Despite achieving higher average selling prices in the first nine months of fiscal 2005, we expect continuing volatility in oil prices that is likely to result in higher asphalt and transportation costs throughout the remainder of the fiscal year. Asphalt costs can be affected by supply and demand issues which can be difficult to predict. To offset the expected rising costs relating to asphalt and transportation costs, we initiated an additional low single digit price increase effective in April 2005. Operating income gains in the premium roofing and performance nonwoven fabrics platforms were partially offset by an operating loss of $6,341,000 for the composite lumber business during the first nine months of fiscal 2005. This operating loss compares to an operating loss of $2,468,000 in the first nine months of fiscal 2004. A significant amount of the fiscal 2005 loss is attributable to inventory valuation adjustments for product that did not meet current specifications and higher than expected costs associated with the ramp-up of this business platform.

          Other, Technologies companies reported combined sales of $11,605,000 in the first nine months of fiscal 2005, compared to $10,681,000 in the same period last year. Chromium’s sales of $6,813,000 were 14.7% higher in the fiscal 2005 period as compared to $5,938,000 in the first nine months of fiscal 2004 as a result of increased demand for plating and finishing services in existing locomotive and marine markets through the second quarter of fiscal 2005. Ortloff licensing and consulting fees in the nine-month period ended March 31, 2005 were slightly less than revenues generated in the same period last year. License fees can vary significantly between reporting periods as this business is largely project driven.

          Other, Technologies companies had combined operating income of $342,000 in the nine-month period ended March 31, 2005, compared to a $1,516,000 operating income in the same period last year. Chromium reported a $228,000 operating loss in the current year period, which included $700,000 of charges for estimated environmental costs at its former Lufkin, Texas plating operation and a $210,000 increase in the bad debt reserve. In the first nine months of fiscal 2004, Chromium reported $308,000 of operating income. Ortloff recorded a $1,597,000 operating profit in the fiscal 2005 period, compared to $1,682,000 of operating profit in the fiscal 2004 period. Elk Technologies incurred an operating loss of $1,027,000 in the first nine months of fiscal 2005, compared to an operating loss of $474,000 in the same period last year. The current year amount included a $350,000 write-down of inventory.

Financial Condition

Overview

     Our liquidity needs generally arise principally from working capital requirements, capital expenditures, dividends, and interest payments. During the first nine months of fiscal 2005, we relied primarily on internally generated funds to finance our cash requirements. Our working capital requirements fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months.

Operating Activities

     We determine cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, stock based compensation, depreciation and amortization. Cash flows from operating activities also either increase or decrease by changes in working capital requirements. In the nine months ended March 31, 2005, we generated cash of $31,905,000 from operating activities, compared to $27,944,000 in the same nine-month period last year.

     Trade receivables, including long-term receivables, at March 31, 2005 were $44,914,000 higher than at June 30, 2004 due primarily to unusually high shipments of premium roofing products, and shipments of products with seasonally extended payment terms. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products shipped during the late winter and early spring months, with payments generally due during the spring and early summer. At March 31, 2005, manufactured inventories were $8,476,000 higher than at June 30, 2004. Much of the increase related to higher inventories for the composite lumber business platform resulting from increasing production capacity. The current ratio was 3.5 to 1 at March 31, 2005 compared to 3.2 to 1 at June 30, 2004.

Investing Activities

     Cash flows from investing activities primarily reflect our capital expenditure strategy. Net cash used for investing activities was $33,782,000 in the first nine months of fiscal 2005 compared to $47,806,000 in the same period in fiscal 2004. Approximately $20,847,000 of current year capital expenditures relate to the expansion of our composite lumber facility in Lenexa, Kansas. As previously discussed, the new Tuscaloosa Alabama roofing plant has been completed and placed in service. We also invested approximately $1,200,000 in the first nine months of fiscal 2005 relating to a major project to upgrade certain key information technology platforms. This project was completed and the platforms placed in service on November 1, 2004. Excluding major capacity initiatives such as the Lenexa expansion, consolidated capital expenditures are generally expected to be approximately $14,000,000 to $18,000,000 per year.

Financing Activities

          Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock, and exercises of stock options. Net cash generated from financing activities was $40,761,000 in the first nine months of fiscal 2005, compared to $15,127,000 in the same period last year.

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

          At March 31, 2005, liquidity consisted of $39,157,000 of cash and cash equivalents, and $121,978,000 of available borrowings under the $125,000,000 committed line of credit facility. The debt to capital ratio (after deducting cash of $39,157,000 from $196,155,000 of principal debt) was 38.1%. We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

          Our Board of Directors has authorized our repurchase of common stock from time to time on the open market. As of March 31, 2005, we have repurchase authority of approximately $10,600,000 remaining. We did not make any open market purchases of common stock in the nine-month period ended March 31, 2005. All purchases of equity securities in the first nine months of fiscal 2005 related to repurchases in connection with stock option exercises and restricted shares, and from the ElkCorp ESOP as a result of participant diversification directives and account balance distributions.

Critical Accounting Policies

     Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies that were identified at June 30, 2004 were:

-	Collectibility of Accounts Receivable

-	Accruals for loss contingencies, product warranties, environmental exposure and self-insurance reserves

-	Inventories

-	Revenue Recognition

-	Impairment of Long-Lived Assets

     These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2004. We believe that these accounting policies are still critical to fully understanding and evaluating our reported financial results at March 31, 2005. However, we believe Accounting for Stock-Based Compensation is also now a critical accounting policy.

     Included in our Stock-Based Compensation are Performance Stock Awards, which were made for the first time in December 2004. These awards are more fully described in Note 13 – Restricted Stock, Stock Options and Performance Stock to our Consolidated Financial Statements. Compensation expense for Performance Stock Awards is based on our estimate of the number of shares that will be issued at the end of the performance period. The estimated number of shares that will be issued and the related compensation expense will be adjusted periodically based on our judgment of facts, circumstances and forecasted performance. Upon the adoption of SFAS 123R, “Share-Based Payments,” discussed below under “New Accounting Pronouncements,” variable accounting for Performance Stock will no longer be utilized. Rather, compensation expense will be determined based on the fair value of Performance Stock at the date of grant.

New Accounting Pronouncements

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

Higher Raw Materials, Energy and Transportation Costs -

     In our building products businesses, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene and wood particles. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Historically, we have been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should we be unable to recover higher raw material, energy and/or transportation costs, including higher trucking costs resulting from regulatory changes in the trucking industry, through price increases of our products, operating results could be adversely affected and/or lower than projected.

Temporary Shortages or Disruptions -

             Temporary shortages or disruptions in the supply of raw materials or the availability of transportation do result from time to time from a variety of causes. If we experience temporary shortages or disruptions in the supply of raw materials or the availability of transportation, operating results could be lower than projected.

Productivity of New Facilities -

          We have been involved in a significant expansion plan over the past several years, including the construction of new facilities and the expansion of existing facilities. The new Tuscaloosa, Alabama facility was placed in service at the beginning of fiscal 2005 and expansion of the Lenexa, Kansas composite lumber facility is in progress. Progress in achieving anticipated operating efficiencies and financial results is difficult to predict for new and expanded plant facilities. If such progress is slower than anticipated, or if demand for products produced at new or expanded plants does not meet current expectations, operating results could be lower than projected.

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

Physical Loss to Manufacturing Facilities -

          Although we insure ourselves against physical loss to our manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds, explosions and other casualties, operating results could be adversely affected if any of our manufacturing facilities became inoperable for an extended period of time due to these insured events or other non-insured events, including but not limited to acts of God, war or terrorism.

Development of New Products -

          Each of our businesses is actively involved in the development of new products, processes and services which are expected to contribute to our ongoing long-term growth and earnings. Consumer products using VersaShield fire retardant coatings have produced nominal commercial sales to date. Its market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. Further, our composite decking and fencing products operation is producing and selling a new generation of voided embossed products. We believe that this new generation of products will allow this business to achieve sustained operating profitability. Our composite lumber subsidiary is also developing products for use in various industrial applications. If such developmental activities are not successful, regulatory requirements are less stringent than currently predicted, market demand is less than expected, we experience unanticipated product performance issues or delays in achieving target product specifications, or we cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.

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

          We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. There were no natural gas hedge transactions in effect at March 31, 2005. However, it is anticipated that hedging strategies will likely be utilized in the future.

          We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We currently have two interest rate swaps in effect. We have entered into interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt. The net fair value of these swaps was $2,230,000 at March 31, 2005. Based on outstanding debt, our annual interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.

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

b)	Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, the company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2005

			Total Number of
	Total		Shares	Maximum Number (or
	Number of		Purchased as	Approximate Dollar
	Shares		Part of Publicly	Value) of Shares That
	Purchased	Average	Announced	May yet be Purchased
	or Surrendered	Price Paid	Plans or	Under the Plans or
Period	(Note 1)	per Share	Programs	Programs (Note 2)
January, 2005	1,526	$32.73	$—	$10,600,000
February, 2005	919	38.89	$—	$10,600,000
March, 2005	2,216	40.64	$—	$10,600,000

Total	4,661	$37.71	$—

(1)	Includes surrender of 4,661 shares in connection with stock option exercises and restricted shares for income tax withholding payments.

(2)	On September 28, 1998, the company’s Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of an additional $10,000,000 of common stock. The most recent share repurchase under these authorizations was December 4, 2000. The authorizations did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.

Item 6. Exhibits

     Exhibits:

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp

DATE: May 6, 2005	/s/ Gregory J. Fisher

Gregory J. Fisher
Senior Vice President,
Chief Financial Officer and Controller

/s/ Leonard R. Harral

Leonard R. Harral
Vice President,
Chief Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith