Form 10-K
period 2005-06-30
ELKCORP
filed 2005-09-06
CIK 32017

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-5341
ElkCorp
(Exact name of Registrant as specified in its charter)

Delaware	75-1217920
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14911 Quorum Drive, Suite 600,	75254-1491
Dallas, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code
(972)851-0500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock Par Value $1 Per Share	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act:
None
(Title of Class)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑           No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No ☑
      The aggregate market value of common stock held by nonaffiliates as of December 31, 2004 (the last business day of the Registrant’s most recently completed second quarter) was $658,775,000. This amount is based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2004. Shares of stock held by directors and officers of the Registrant as well as shares allocated to such persons under the Employee Stock Ownership Plan of the Registrant were not included in the above computation; however, the Registrant has made no determination that such entities are “Affiliates” within the meaning of Rule 405 under the Securities Act of 1933, as amended.
      As of the close of business on August 19, 2005, the Registrant had 20,288,782 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on October 25, 2005, are incorporated by reference into certain Items of Part III hereof. Except for those portions specifically incorporated herein by reference, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this report.

ElkCorp and Subsidiaries
Annual Report on Form 10-K
For Fiscal Year Ended June 30, 2005

PART I
Item 1. Business
General
     ElkCorp, which is referred to as “we,” “our,” “the registrant,” “the company” and “Elk” in this report, is a Delaware corporation incorporated in 1965, having its principal executive offices in Dallas, Texas. Shares of ElkCorp’s common stock are traded on the New York Stock Exchange under the ticker symbol – ELK.
     We maintain an Internet website at http://www.elkcorp.com. In the Investor Relations section of the web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Investor Relations web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, are available to be viewed on the web page free of charge. Additionally, our key committee charters, corporate governance guidelines and code of business conduct and ethics are available on our website and in print upon request. Information contained on the web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise. A copy of this Form 10-K is available without charge upon written request to Investor Relations, ElkCorp, 14911 Quorum Drive, Suite 600, Dallas, Texas 75254.
     In November 2004, our Chief Executive Officer executed the annual Section 303A.12 (a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by ElkCorp. Our Chief Executive Officer and Chief Financial Officer have executed the required Sarbanes-Oxley Act of 2002 Section 302 and 906 certifications on all fiscal 2005 Form 10-Qs, and the current certifications are filed as exhibits to this Annual Report on Form 10-K.
Financial Information About Industry Segments
     Financial information by industry segment is presented in Part II. Item 8. Financial Statements and Supplementary Data on page 44 of this report. In the past year, we have intensified the focus on our building products platforms, including selling or positioning for sale several of the various businesses that do not fit into this focus. Within the building products sector we now have two segments, Premium Roofing Products and Composite Building Products, a relatively new platform. Although now reported as separate operating segments, products from both segments are manufactured for and marketed primarily to the building products industry under the “Elk Premium Building Products” brand name. Previously, these two segments were combined and reported as the Building Products segment. The prior period financial information about industry segments included in this Annual Report on Form 10-K has been reclassified to reflect the change in our reporting of business segments. Products from both segments are sold primarily through the same wholesale distribution channels and the ultimate “customers” for both segments are professional installation contractors and homeowners. Together the two building products segments account for greater than 95% of consolidated sales and operating profit. The various businesses that are not building products companies are combined and reported as Other, Technologies.
Premium Roofing Products
     We manufacture premium laminated fiberglass asphalt shingles and accessory roofing products for steep slope applications at plants located in (1) Ennis, Texas, (2) Shafter, California, (3) Myerstown, Pennsylvania, and (4) from two adjacent manufacturing facilities in Tuscaloosa, Alabama. Construction and testing of the newest Tuscaloosa, Alabama facility was completed in the latter part of fiscal 2004 and placed in service at the beginning of fiscal 2005. This new plant increased company-wide capacity by approximately 25%, and was completed ahead of schedule and under budget.
     The primary products manufactured at Elk’s roofing plants are premium laminated fiberglass asphalt shingles. Premium roofing products have either a wood-shake or slate-like look. Elk’s shingle product line includes: the Prestique® Gallery Collection™, Prestique Plus High Definition®, Prestique I High Definition, Prestique High Definition, Raised Profile®, Capstone®, Domain® Winslow® and Prestique Grande™ High Definition. In fiscal 2005, we introduced Elk Cool Color Series shingles, which are composed of highly reflective granules that slow heat build-up for a more energy efficient home. Elk has also recently begun offering Prestique Xtra™ High Definition, an asphalt shingle that meets UL® 2218 impact resistance standards and achieves a Class 4 insurance rating.
     The following table summarizes limited product warranty and limited wind warranty for the first five years for each product. Special high-wind application techniques are required for limited wind warranties of up to 90 miles per hour (mph) and higher.

		Standard Wind	Extended Wind
Product	Limited Warranty	Coverage	Coverage
Domain Winslow	50 years	80 mph	110 mph
Domain Winslow Cool Color Series	50 years	80 mph	110 mph
Prestique Gallery Collection	50 years	80 mph	110 mph
Prestique Plus High Definition	50 years	80 mph	110 mph
Capstone	40 years	80 mph	110 mph
Prestique Grandé High Definition	40 years	80 mph	90 mph
Prestique I High Definition	40 years	80 mph	90 mph
Prestique Cool Color Series	40 years	80 mph	90 mph
Prestique Xtra High Definition	40 years	80 mph	130 mph
Prestique High Definition	30 years	80 mph	Not Applicable
Raised Profile	30 years	70 mph	Not Applicable
     Elk also offers starter-strip products, Seal-a-Ridge®, Z® Ridge, RidgeCrest™, Highpoint™ hip and ridge products, a built-in StainGuard® treatment in some areas of the country, roof accessory paint for vent flashings and other accessories.
     Elk’s roofing products are sold by employee sales personnel primarily to roofing wholesale distributors, with delivery being made by rail, contract carrier, or by customer vehicles from the manufacturing plants or warehouses. Elk’s roofing products are distributed nationwide. On a short-term basis, demand for roofing products can be dictated by weather patterns, as it was for much of fiscal 2005, when the Southeast United States experienced four major hurricanes. Even without unusual weather events, longer-term industry growth rates have been very strong. Over the last five calendar years, the laminated asphalt shingle segment has grown at a compound annual growth rate of 12%. Industry shipments of laminated asphalt shingles are expected to continue to grow 6% to 10% annually for the remainder of the decade. Over 80% of all asphalt shingles are used in reroofing and remodeling and less than 20% are used in new construction. Approximately 70% of housing in the United States is over 20 years old, with the median age being approximately 32 years old. On average, steep-sloped roofs are replaced every 19 years. Approximately 89% of roof replacements are nondiscretionary and result from roof deterioration, age, leaks, or weather damage. Appearance upgrades account for the remaining 11% of roof replacements. Our ten largest customers account for approximately 50% of annual consolidated sales. One customer, ABC Supply Co., Inc., the largest roofing wholesale distributor in the United States, accounted for 19% of our consolidated sales in fiscal 2005, 19% of consolidated sales in fiscal 2004, and 18% of consolidated sales in fiscal 2003.
     Elk’s sales personnel devote considerable time and effort to the education of roofing installation contractors regarding the superior appearance, quality and ease of application of Elk’s roofing products. Elk believes that its effort to develop brand loyalty among roofing installation contractors is a significant marketing strategy, since the product recommendations of roofing installation contractors often have a significant influence upon the roofing product brand selections of homeowners. Elk has instituted the Peak PerformanceSM Contractor Program to reward top performing contractors for their brand loyalty and quality of service.
     Even though the premium shingle manufacturing business is highly competitive, we believe that Elk is a leading manufacturer of premium laminated fiberglass asphalt shingles. Elk has been able to compete successfully with its competitors, some of which are larger in size and have greater financial resources. Elk’s target market for asphalt shingle sales is the laminated segment which accounts for approximately 60% of all asphalt shingle sales. We believe we are the only major roofing manufacturer that entirely focuses on this segment of the sloped roof market. Elk’s plants generally are among the most modern and efficient plants in the industry. Accordingly, we believe this provides us with a competitive advantage in developing and maintaining manufacturing efficiencies. We believe that many of our competitors have elective manufacturing capacity, allowing them to manufacture either commodity shingles or premium laminated shingles. Such elective capacity can affect the supply/demand balance in the premium laminated sector, which can influence the prices Elk charges its customers.

     Also included in the Premium Roofing Products segment is our nonwoven fabrics operation. Elk’s nonwoven fabrics subsidiary is a leading manufacturer of nonwoven fiberglass shingle substrates and other products utilizing coated and uncoated nonwoven fabrics formed from fiberglass, polyester, cellulose and blended base fibers. Uncoated nonwoven fabrics form the core substrate of most residential asphalt shingles and commercial roofing membranes. Nonwoven fiberglass fabrics provide strength and fire-resistance to these products. Coated nonwoven fabrics have been developed by Elk for use in various building product applications, including roofing underlayment products, facer products and filtration products. Many of Elk’s coated nonwoven products utilize our proprietary VersaShield® fire barrier coatings. Nonwoven fabrics products are manufactured on two nonwoven mat lines that run in parallel at Elk’s Ennis, Texas facility.
     During fiscal 2005, the majority of nonwoven fabrics produced by Elk were used in the manufacture of residential and commercial roofing and accessory products, and, of those, approximately two-thirds were consumed internally in the manufacture of Elk’s asphalt shingle and accessory roofing products. A smaller amount of nonwoven fabrics produced by Elk were used for other direct applications in building and construction, filtration, floor coverings and other industries. Nonwoven fabrics not consumed internally are marketed to outside customers through our Specialty Fabric Technologies division. We conduct ongoing research and development activities targeted at expanding the market for our nonwoven fabrics manufacturing capability.
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
     In its nonwoven fabrics business, Elk successfully competes with other manufacturers of nonwoven fabrics, some of which are larger in size and have greater financial resources. Elk believes that the quality and properties of its nonwoven fabrics make it a desirable supplier of nonwoven products to other manufacturers. In fiscal 2005, most external shipments of nonwoven fabrics were delivered to other manufacturers of asphalt shingles and commercial roofing membranes. Many of these customers purchased nonwoven fabrics from Elk in order to supplement their own internal nonwoven fabrics production capacity. As a result, changing business conditions may result in a proportionately larger change in Elk’s external nonwoven fabrics shipments than the proportionate change in overall market demand.
Composite Building Products
     Composite Building Products is a newly formed platform designed for rapidly growing markets using advanced composite technology, including decking, railing, marine dock, fencing and other OEM products. Composite wood products are sold under the CrossTimbers™ name and marketed as an alternative to treated wood. Unlike the products offered by many of our competitors, CrossTimbers contains no recycled polyethylene products, but consists of a combination of oak and polypropylene, which we believe provides performance advantages including strength, durability, lighter weight and less expansion or contraction, as compared to most other composite building products in the marketplace. Our current fence and decking products are primarily voided deck board products with embossed wood surfaces. Composite building products are manufactured in Lenexa, Kansas, sold by Elk sales personnel, and shipped by contract carrier. Our composite building products generally have limited product warranties for a twenty-year period.
     In fiscal 2005, we significantly expanded and consolidated our capacity at the current Lenexa facility. Expansion activities resulted in expenditures of approximately $23,900,000 in fiscal 2005, primarily for eight new extruders and related equipment for raw material handling, storage and support infrastructure. In addition, in March 2005, we completed the acquisition of Railwayz Inc. (Railwayz), a privately held composite railing company. Railwayz manufactures products under the Railways™ brand name and manufactures products that complement our CrossTimbers decking products. Our Railways product line includes the Traditional Series, a white product with a classic wood look, and the Old World Series, available in five colors and decorative, wrought iron work. Both product series are available with a new uni-ball connector that requires no drilling. These complementary products allow us to provide our distributors a more diverse decking and railing product line that improves the speed of installation.
     We believe that industry-wide sales of composite wood products currently account for approximately 15% of the estimated potential market for wood used in decking, fencing and railing applications. We anticipate that the high growth potential of this emerging market may attract numerous competitors. Current competitors include companies focusing on traditional wood products and companies offering wood alternative products. Some of these competitors are larger in size and have greater financial resources than we do. The current market is generally fragmented, although we believe one competitor may have more than a 30% market share. We believe that our established building products distribution channels will enhance our ability to compete successfully in this market.
Specialty Fabric Technologies
     Specialty Fabric Technologies is a marketing division developed to create brand awareness and promote increased sales of our nonwoven specialty fabrics products and VersaShield fire barrier technology. This division focuses on marketing nonwoven fabrics to other roofing manufacturers and to high-growth markets, such as air filtration and carpet tile. Nonwoven specialty fabrics are manufactured by our Ennis, Texas nonwoven fabrics subsidiary. As the majority of these sales are roofing related, the operating results of this portion of Specialty Fabric Technologies are reported in the Premium Roofing Products segment.
     Fire barrier products, which include fire retardant fabrics for mattresses, bed clothes and upholstered furniture, are manufactured through our Elk Technologies, Inc. subsidiary. While these activities are outside our focus on building products platforms, we believe that potentially significant demand for products utilizing this technology could result from trends toward more stringent flammability safety laws and regulations for mattresses and upholstered furniture. This new business has produced a limited amount of commercial sales to date. The operations of Elk Technologies, Inc. are included in Other, Technologies for segment reporting purposes.
Chromium
     Chromium does not fit into our focus on building products platforms and has been positioned for sale. However, if it is not sold, it will continue as one of our business platforms. Chromium’s operations are included in Other, Technologies for segment reporting purposes. Chromium is a leader in plating proprietary finishes for use in remanufacturing large diesel engine cylinder liners, pistons and valves for the railroad and marine industries. Chromium also manufactures wear plate products utilizing its proprietary CRODON® hard chrome finish. These wear plate products are designed to extend the service life of steel machinery components operating in abrasive environments for a number of industries, including roofing manufacturing, mining and public utility industries.
     We believe that Chromium is a leading remanufacturer of diesel engine cylinder liners and pistons for the railroad and marine transportation industries and is the primary supplier of hard chrome plated finishes for original equipment diesel engine cylinder liners to the major domestic locomotive manufacturers. We believe it has smaller competitors in the locomotive diesel engine cylinder liner market, but competes with larger, better capitalized manufacturers in certain markets. Chromium has achieved a leading position in remanufacturing markets through product performance, quality, service and price. In addition, technical innovations that enhance quality and performance are also increasing the value-added content per unit produced.
Discontinued Operations
     Cybershield, Inc., through subsidiaries (collectively Cybershield) was engaged in shielding plastic enclosures from electromagnetic and radio frequency interference. In fiscal 2004, we concluded that the risk and prospects for future success of Cybershield did not justify the additional investment of capital and other resources required to continue Cybershield’s operations. Accordingly, the decision was made to discontinue Cybershield and to sell its operations or its assets. We had previously decided to sell Cybershield’s Canton, Georgia facility. In the first quarter of fiscal 2005, we sold substantially all assets of Cybershield, excluding the Canton, Georgia facility, to the Cybershield management group. In the third quarter of fiscal 2005, we sold the Canton, Georgia facility and certain equipment to an unrelated party. The only remaining assets of the former Cybershield operation are immaterial amounts of equipment held for sale.
     Ortloff Engineers, LTD (Ortloff) was engaged in licensing proprietary technologies and providing related engineering services to the natural gas processing industries, with particular emphasis on the natural gas liquids recovery, sulfur recovery and liquefied natural gas segments. Although Ortloff had a long history of success and profitability, in fiscal 2005 we concluded that it did not fit into our focus on building products platforms and it was positioned for sale. In the fourth quarter of fiscal 2005, Ortloff was sold to a financial buyer for cash. We will not participate in Ortloff’s management or ongoing operation in any manner, although we retained $4,400,000 in long-term license receivables, which the purchaser will collect on our behalf for a service fee. In addition, we retained a portion of contingent license fees on certain projects that were in process at the date of sale. The maximum future benefit of contingent license fees is approximately $2,100,000, although there is no assurance that any of these contingent fees will ultimately be realized.

Raw Materials
     For our building products platforms, the significant raw materials are ceramic coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene, wood particles and various additives for product preservation. All of these materials are presently available from several sources and are in adequate supply. However, temporary shortages or disruption in supply of raw materials do result from time to time for a variety of reasons. Asphalt costs, which are a significant cost component of our roofing products, can be materially affected by trends in crude oil prices and our cost of sales can vary as a result of changes in the price and availability of asphalt. With the surge in the price of crude oil in fiscal 2005, asphalt costs have reached record levels. We have historically been able to pass some of the higher raw material costs through to the customer, but there is no assurance of being able to do so in the future.
     In Chromium’s business of hard chrome plating and remanufacturing diesel engine cylinder liners, chromic acid is a significant raw material and is presently available from a number of domestic suppliers. We believe these domestic suppliers obtain the ore for manufacturing chromic acid principally from sources outside the United States, some of which may be subject to political uncertainty. We believe our suppliers maintain substantial inventories of chromic acid in order to minimize the potential effects of foreign interruption in ore supply.
Transportation
     The majority of our building products are shipped by rail, common carrier, or by customer vehicles from our manufacturing plants or warehouses. Shipping costs are a significant component of cost of sales. Agreements with our common carriers typically allow for surcharges as a result of increasing fuel prices. Further, carriers are subject to the rules issued by the U.S. Department of Transportation which govern truck drivers’ hours of service that have and will continue to impact our shipping costs. Historically, we have been able to pass along some of our higher transportation costs through to the customer, but there is no assurance of being able to do so in the future.
Backlog
     Our backlog is generally not significant (less than one month of sales), nor is it material to our building products platforms. However, at June 30, 2005, our roofing backlog in the Southeast and Northeast United States was larger than normal due to continuing demand as a result of hurricane activity in these regions.
Patents
     We own a number of patents and trade secrets covering certain products and processes. We believe that the rights under our patents are important to our operations, but we do not consider any individual patent or group of patents related to a specific product or process to be material to our total business.
Research and Development
     Our research activities are primarily conducted at a technology center in Ennis, Texas. Our product development activities are conducted at the Ennis technology center and at each of our plant locations. Research and development costs are expensed as incurred and included in cost of sales. Expenses for research activities at the Ennis technology center were $3,348,000, $2,300,000 and $1,649,000 in fiscal 2005, 2004 and 2003, respectively. Development costs at plant locations are not separately identified.
Strategies
     We strive to be the brand of choice in every aspect of our building products platforms. To accomplish this goal, we strive to develop and manufacture premium products with consistent quality and provide excellent service to our customers.

The key objectives of the building products platforms are summarized as follows:
•	Strive to be the “Brand of Choice” to all of our customers.

•	Improve raw material supply chain to achieve “best cost” in major raw material categories, including special emphasis on asphalt and granules.

•	Improve yields and return on assets at all plants.

•	Make infrastructure improvements, including developing systems and procedures to manage shipping activities at an optimal level.

•	Launch key/new and/or increase market penetration of recently introduced shingle products and increase emphasis on accessory roofing products.

•	Continue to expand the composite products business and to develop products of the highest quality consistent with Elk’s quality brand image.

•	Acquire new building product platforms that can leverage the Elk brand, complement the existing distribution channel or reinforce and expand existing technology.
Extended Payment Terms
     Our building products platforms typically provide extended payment terms to certain customers for products shipped during the late winter and early spring months, with payment generally due during late spring or early summer. As of June 30, 2005, $2,810,000 in receivables relating to such shipments were outstanding. All such receivables are due in the first quarter of fiscal 2006.
Seasonal Business
     Except in years when unusual weather events disrupt normal cyclicality (as was the case in fiscal 2005 due to four hurricanes in the Southeast United States), our building products platforms are seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in some of our marketing areas typically limit the installation of residential building products. This seasonality causes sales to be generally slower during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen to twenty-four months depending upon the extent of roof damage. Working capital requirements generally fluctuate during the year because of seasonality. Typically, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months. Related liquidity and/or borrowings increase or decrease during the year as a result of working capital fluctuations.
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
     We and our subsidiaries are also subject to Environmental Laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal, and other releases of hazardous substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) and similar state laws that impose liability — without a showing of fault, negligence, or regulatory violations — for the generation, transportation or disposal of hazardous substances that have caused, or may cause, environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to the contamination of such property. From time to time, we or our subsidiaries, may incur such remediation and related costs at the company-owned plants and certain offsite locations maintained by other parties.
     Chromium has engaged in limited remediation activities at the site of its former plating operation in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary clean-up plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.
     In fiscal 2004, Chromium completed a supplemental groundwater and soil assessment at the Lufkin facility. The assessment further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (APAR) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination was necessary. Chromium is finalizing a proposed Remedial Action Plan (RAP) to the TCEQ in which it will propose activities and engineering controls to clean up the site under the VCP to a site specific risk-based clean-up standard as prescribed by the Texas Risk Reduction Program. The company believes that current findings indicate that remediation activities will be similar to a plan utilized at another Chromium plant. This assessment, in conjunction with projections developed in finalizing the proposed RAP that are site specific, resulted in the company recording an accrued liability of $700,000 in fiscal 2005. Certain other scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company.
     Our operations are subject to extensive Environmental Laws. Other than the possible costs associated with the previously described Chromium matter, we do not believe we will be required to expend amounts which will have a material adverse effect on our consolidated results of operations, financial position or liquidity. We establish and maintain reserves for such known or probable remediation activities in accordance with SFAS No. 5 and AICPA Statement of Position 96-1. Such environmental laws are frequently changed and could result in significantly increased cost of compliance. We anticipate that our subsidiaries will incur costs to comply with Environmental Laws, including remediating any existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment. Further, certain of our manufacturing operations utilize hazardous materials in their production processes. As a result, we incur costs for recycling or disposal of such materials and may incur costs for remediation activities at our facilities and off-site from time to time.
Persons Employed
     At June 30, 2005, we and our subsidiaries had 1,194 employees. Of this total, 818 were employed in the Premium Roofing Products segment, 116 were employed in the Composite Building Products segment, 87 were employed in the Other, Technologies segment, and 173 (including most sales personnel) were employed by the corporate office. Included in these totals are 219 employees who are represented by labor unions. RGM Products, Inc., acquired by ElkCorp on August 25, 2005, has 383 employees, none of which are represented by labor unions. We believe that we have good relations with our employees and the labor unions.
Risks Relating To The Company
     Competitive Conditions
     Our building products businesses can be affected by weather, the availability of customer and/or end-user financing, insurance claims-paying practices, and general economic conditions. In addition, our building products manufacturing businesses are highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for our products, lower prices received or reduced utilization of plant facilities. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, challenges in meeting refined product specifications, or increases in costs that may not be passed through to customers.
     Higher Raw Materials, Energy and Transportation Costs
     In our building products businesses, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene, wood particles and various additives for product preservation. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Historically, we have been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should we be unable to recover higher raw material, energy and/or transportation costs, including higher trucking costs resulting from regulatory changes in the trucking industry, through price increases of our products, operating results could be adversely affected and/or lower than projected.
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
     Higher Interest Rates
     We currently anticipate that most of our needs for new capital in the near future will be met with current amounts of cash, cash equivalents and short-term investments, internally generated funds and borrowings under our available credit facilities. Significant increases in interest rates could substantially affect our borrowing costs or our cost of alternative sources of capital.
     Loss of Key Customers
     The majority of our sales are in the Premium Roofing Products and Composite Building Products segments, and our primary customers are building products distributors. The ten largest customers in these combined segments account for approximately 50% of annual consolidated sales and one customer accounts for 19% of consolidated sales. Our businesses each could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
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
     Development of New Products
     Each of our businesses is actively involved in the development of new products, processes and services which are expected to contribute to our ongoing long-term growth and earnings. Consumer products using VersaShield fire retardant coatings have produced a limited amount of commercial sales to date. Its market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. Further, our composite building products operation is producing and selling a new generation of decking products. We believe that this new generation of products will allow this business to achieve sustained operating profitability. Our composite building products operation is also developing products for use in various industrial applications. If such developmental activities are not successful, regulatory requirements are less stringent than currently predicted, market demand is less than expected, we experience unanticipated product performance issues or delays in achieving target product specifications, or we cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.
     Technological Changes
     Each of our businesses is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of our technology, products and services, or the method and profitability of distribution or delivery of such technology, products and services.
Item 2. Properties
     All manufacturing facilities, except for our Composite Building Products facility in Lenexa, Kansas (which is leased), are owned by ElkCorp and its subsidiaries and are not subject to any significant encumbrances. Our corporate headquarters is located in leased offices at 14911 Quorum Drive, Suite 600, Dallas, Texas 75254.
     Premium shingle products and accessories are manufactured at plants located in Ennis, Texas; Shafter, California; Myerstown, Pennsylvania; two adjacent plants in Tuscaloosa, Alabama; and since our August 25, 2005 acquisition of RGM Products, Inc., in Fresno, California. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured on two parallel production lines located in Ennis, Texas. Composite building products are manufactured at leased facilities in Lenexa, Kansas. As of June 30, 2005, remote leased warehouse storage locations were maintained in (1) Denver, Colorado, (2) Plant City, Florida, (3) Greenville, South Carolina, (4) Tacoma, Washington, (5) Edgerton, Wisconsin, and (6) Richmond, British Columbia, Canada. In addition, some of our roofing plants lease storage space near their operating locations.
     Corporate headquarters and administrative offices for Premium Roofing Products and Composite Building Products operations are located in the same leased facility as our corporate offices in Dallas, Texas.
     Chromium’s operating facilities are located in Cleveland, Ohio. Corporate headquarters and administrative offices for Chromium are located at the same leased facility as our corporate offices in Dallas, Texas.
     Elk Technologies operates out of administrative offices located at the same leased facility as our corporate offices in Dallas, Texas. It also maintains a leased storage warehouse location in Vernon, California.
     Cybershield’s operating facility in Lufkin, Texas was sold in the first quarter of fiscal 2005. Its Canton, Georgia facility was sold in the third quarter of fiscal 2005. Ortloff’s operations, which were sold in the fourth quarter of fiscal 2005, were located in leased offices in Midland, Texas. We have no remaining properties for these discontinued operations.
Item 3. Legal Proceedings
     There are various lawsuits and claims pending against ElkCorp and its subsidiaries. In the opinion of management, based in part on advice of counsel, none of these actions should have a material adverse effect on our consolidated results of operations, financial position, or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2005.

Item 4A. Executive Officers of the Registrant
     Certain information concerning our executive officers is set forth below:

		Period	Age as of
		Served	August 1,
Name	Title	As Officer	2005
Thomas D. Karol	Chairman of the Board and Chief Executive Officer of ElkCorp and each building products subsidiary; Officer and Director of all subsidiaries except one	4years	47

Richard A. Nowak	President and Chief Operating Officer of ElkCorp and each building products subsidiary; Officer and Director of all subsidiaries except one	4years	63

David G. Sisler	Senior Vice President, General Counsel and Secretary of ElkCorp; Officer of and Counsel to all subsidiaries except one; Director of one subsidiary	10years	47

James J. Waibel	Senior Vice President, Administration of ElkCorp	11years	61

Matti Kiik	Senior Vice President, Research and Development of ElkCorp	4years	63

Gregory J. Fisher	Senior Vice President, Chief Financial Officer and Controller of ElkCorp	4years	54

Curt A. Barker	Senior Vice President, Sales and Marketing of ElkCorp	1month	48

Leonard R. Harral	Vice President, Chief Accounting Officer and Treasurer of ElkCorp; Director of one subsidiary	11years	53
     All of the executive officers except Mr. Karol have been employed by ElkCorp or its subsidiaries in responsible management positions for more than the past five years. Mr. Nowak, Mr. Kiik, Mr. Fisher and Mr. Barker were employed in responsible management positions at an ElkCorp subsidiary company for more than the past five years.
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

PART II
     Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The principal market on which our common stock is traded is the New York Stock Exchange. Our common stock is also traded on the Boston, Midwest and Philadelphia Stock Exchanges. There were 913 holders of record and approximately 5,400 beneficial owners of ElkCorp’s common stock on July 31, 2005.
     The quarterly dividend declared per share and the high and low sale prices per share of our common stock for each quarter during fiscal year 2005 and fiscal year 2004 are set forth in the following table:

Period	Dividend	High	Low
Fiscal 2005
First Quarter	$.05	$28.22	$20.17
Second Quarter	$.05	$35.00	$25.70
Third Quarter	$.05	$41.30	$31.75
Fourth Quarter	$.05	$39.00	$26.25
Fiscal 2004
First Quarter	$.05	$26.54	$21.80
Second Quarter	$.05	$28.00	$23.35
Third Quarter	$.05	$30.00	$26.11
Fourth Quarter	$.05	$29.75	$21.50
     Subject to the limitations discussed below, we currently intend to continue to pay quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on our common stock is at the discretion of the Board of Directors and will depend on, among other things, our profitability, liquidity, financial condition and capital requirements.
     Limitations affecting the future payment of dividends are imposed as a part of our revolving credit facility. Total cumulative dividends and stock repurchased since November 30, 2000 are subject to a formula limitation based on cumulative consolidated net income during the term of our $125,000,000 Revolving Credit Facility, which extends through November 30, 2008. As of June 30, 2005, such limitation was $64,591,000 and actual cumulative expenditures for these items were $18,991,000.
Issuer Purchases of Equity Securities for Quarter Ended June 30, 2005:

			Total Number of	Maximum Number (or
	Total Number		Shares Purchased	Approximate Dollar Value) of
	of Shares	Average	as Part of Publicly	Shares That May Yet be
	Purchased	Price Paid	Announced Plans	Purchased Under the Plans or
Period	(Notes 1 & 2)	per Share	or Programs	Programs (Note 3)
April, 2005	15,528	$36.88	—	$10,600,000
May, 2005	32,160	$35.32	—	$10,600,000
June, 2005	—	—	—	$10,600,000

Total	47,688	$35.76	—

(1)	Includes repurchase of 1,245 shares from officers and employees in connection with stock option exercises and repurchased restricted shares for income tax withholding payments.

(2)	As a result of participant diversification directives, the ElkCorp ESOP Trust accumulates a surplus of unallocated shares from time to time. In the quarter ended June 30, 2005, we purchased 46,443 shares from the ElkCorp ESOP Trust. The dollar value of this repurchase transaction is reflected in the consolidated statement of shareholders’ equity but has no impact on previously announced repurchase programs outlined in (3).

(3)	On September 28, 1998, the Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of an additional $10,000,000 of common stock. No common stock was repurchased on the open market in fiscal 2005, and the most recent share repurchase under these authorizations was December 4, 2000. The authorizations did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.
Item 6. Selected Financial Data
     The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.
     FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ In thousands, except per share data)		Year Ended June 30,
	2005	2004	2003	2002	2001
Sales	$761,719	$566,041	$474,434	$468,502	$347,425

Income (Loss):
From continuing operations	$42,696	$30,066	$21,206	$18,050	$8,191
From discontinued operations	4,171	(9,560)	2,894	(2,957)	571

Net Income	$46,867	$20,506	$24,100	$15,093	$8,762

Income (Loss) Per Share — Basic:
From continuing operations	$2.16	$1.53	$1.09	$.93	$.42
From discontinued operations	.21	(.48)	.15	(.15)	.03

Net Income Per Share — Basic	$2.37	$1.05	$1.24	$.78	$.45

Income (Loss) Per Share — Diluted:
From continuing operations	$2.11	$1.51	$1.08	$.92	$.42
From discontinued operations	.20	(.48)	.15	(.15)	.03

Net Income Per Share — Diluted	$2.31	$1.03	$1.23	$.77	$.45

Total Assets	$613,569	$480,708	$442,291	$381,428	$360,048

Long-Term Debt	$200,146	$156,858	$152,526	$119,718	$123,300

Shareholders’ Equity	$270,810	$215,042	$196,528	$176,092	$162,102

Cash Dividends Per Share	$.20	$.20	$.20	$.20	$.20

     In the first quarter of fiscal 2005, we sold our Cybershield business and in the fourth quarter of fiscal 2005, we sold our Ortloff business. Our Five-Year Summary of Selected Financial Data reflects these two businesses as discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Executive Overview
     ElkCorp, through its subsidiaries, is primarily a manufacturer of Elk premium roofing and composite building products. We strive to be the brand of choice in each of our businesses. In fiscal 2005, we intensified our focus on our building products platforms, including selling or positioning for sale several of the businesses that do not fit into this focus. Additionally, on August 25, 2005, we acquired RGM Products, Inc., a privately-held manufacturer of high-profile hip and ridge and other roofing related products based in Fresno, California, for approximately $24,300,000 in cash and the assumption of approximately $10,700,000 of indebtedness. This acquisition enhances our current roofing accessories business and allows us to offer the broadest ridge product line in the industry. RGM Products, Inc. posted 2004 revenues of approximately $57,000,000.
     Within the building products sector we have two segments, Premium Roofing Products, which manufactures premium laminated fiberglass asphalt shingles and accessory products, coated and uncoated nonwoven fabrics used in asphalt shingles and other applications, and Composite Building Products, a relatively new platform that manufactures composite wood decking, railing, marine dock, fencing and other OEM products. Although reported as separate operating segments, products from both segments are manufactured for and marketed primarily to the building products industry under the “Elk Premium Building Products” brand name and meet most of the aggregation criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Products from both segments are sold primarily through the same wholesale distribution channels and the ultimate “customers” for both segments are professional installation contractors and homeowners. Together these two building products segments account for greater than 95% of consolidated sales and operating profit. Previously, these two segments were combined and reported as the Building Products segment. Prior period financial information has been reclassified to reflect the change in our reporting of business segments.
     The focus of our businesses is innovative product development, manufacturing excellence and superior customer service. Fiscal 2005 was a year noteworthy for record demand for laminated shingles, particularly in the Southeast region and certain other areas of the United States that were affected by four hurricanes in the summer and early fall of calendar year 2004. Higher overall demand led to improved pricing in the majority of our markets throughout the country, but particularly in the Southeast United States. Our shingle shipments increased 24% compared to fiscal 2004 and average selling prices increased 9%.
     Higher transportation, energy and raw materials costs, particularly asphalt costs, presented a significant challenge throughout fiscal 2005. As a result of improved selling prices, we were able to maintain higher margins on shingle pricing over transportation, energy and raw material costs in fiscal 2005 compared to the prior fiscal year. We expect a continuation of strong roofing demand in fiscal 2006, fueled by longer than anticipated hurricane demand for our roofing products in Florida. Rising average selling prices should help to offset raw material, energy, and transportation costs that are being affected by record price levels for crude oil.
     We benefited significantly from the start-up of our new Tuscaloosa, Alabama facility at the beginning of fiscal 2005. Even though the new plant increased our operating costs, productivity was better than our expectations for this new facility for most of fiscal 2005. The plant achieved its initial rated capacity in the third quarter of fiscal 2005. At rated capacity, the new Tuscaloosa plant increased our overall capacity by about 25%. We expect this facility to continue to improve its production capabilities in the future, but at a slower rate than we experienced in fiscal 2005.
     Our composite building products business was a challenge in fiscal 2005, resulting in disappointing financial results. Customer specification modifications, internal formulation changes and refinements, inventory valuation adjustments and higher than expected costs associated with the ramp-up of this business platform all contributed to the current year loss in this platform. However, we believe in this new platform’s ability to meet its long-term goals, and we have made enhancements to its management structure, invested in new capacity and finalized new agreements for our non-decking products. We believe these changes will position us to take advantage of significant potential growth opportunities in this business platform.
     Our two dissimilar businesses are combined and reported as Other, Technologies, as neither individually meet the materiality criteria for separate segment reporting. These operations include (1) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments, and (2) Elk Technologies, Inc., which develops and markets fabrics featuring VersaShield fire retardant coatings designed for use outside of traditional building products applications, including bedding, home furnishings and other consumer products.
     In fiscal 2004, we made the decision to discontinue Cybershield, Inc. (Cybershield) and to sell Cybershield or its assets. In the current fiscal year, we sold substantially all of the assets of Cybershield. Early in fiscal 2005, we concluded that Ortloff Engineers, LTD (Ortloff) and Chromium do not fit into our focus on building products platforms and positioned them for sale. In the fourth quarter of fiscal 2005, Ortloff was sold for cash to a financial buyer. Chromium remains positioned for sale but will remain as one of our business platforms if it is not sold.
Performance Data
     The following table and subsequent discussion set forth performance data from our continuing operations, expressed as a percentage of sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

	Year Ended June 30,
	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of sales	80.6	80.1	81.6

Gross margin	19.4	19.9	18.4
Selling, general and administrative	9.2	10.5	10.0

Operating income	10.2	9.4	8.4
Interest expense, net and other	1.3	0.9	1.2

Income from continuing operations before income taxes	8.9	8.5	7.2
Provision for income taxes	3.3	3.2	2.7

Income from continuing operations	5.6%	5.3%	4.5%

Fiscal 2005 Compared to Fiscal 2004
Overall Performance
     Sales from continuing operations of $761,719,000 during the year ended June 30, 2005 were 34.6 % higher than $566,041,000 in fiscal 2004. During the year ended June 30, 2005, operating income from continuing operations of $77,848,000 was 45.9% higher than the $53,346,000 last year. Sales of premium roofing shingles and accessory products increased substantially in the current year compared to last year, due to a significant increase in shingle unit volume, which was aided by shipments from the new Tuscaloosa production facility, overall improvements in production performance, and higher average selling prices. The percentage of cost of sales to sales increased to 80.6% in the year ended June 30, 2005 compared to 80.1% last year. A higher than expected loss at the Lenexa, Kansas composite building products operation was the primary factor in the overall lower gross margin during fiscal 2005. Selling, general and administrative (S,G&A) costs of $69,946,000 in fiscal 2005 were 17.6% higher than $59,482,000 last year due primarily to increased selling expense and performance based compensation expense. However, due to substantially increased business activity and higher selling prices, S,G&A was only 9.2% of sales in fiscal 2005 compared to 10.5% in fiscal 2004.
     Interest expense was $10,571,000 in fiscal 2005 compared to $5,444,000 in fiscal 2004 due primarily to higher debt levels, increasing interest rates and less capitalized interest. For the year ended June 30, 2005, $754,000 of interest was capitalized related to the expansion of the Lenexa, Kansas facility and other significant capital projects. In fiscal 2004, $3,079,000 of interest was capitalized, much of which related to construction of the new roofing plant in Tuscaloosa, Alabama, which is now in service. Increased interest rates on variable rate debt accounted for an approximate $1,500,000 year-to-year increase in total interest cost. Average borrowings, net of cash, cash equivalents and short-term investments, were approximately $8,300,000 higher in fiscal 2005 compared to fiscal 2004. The average interest rate paid on indebtedness was 5.8% in fiscal 2005 compared to 5.0% in fiscal 2004 as a result of higher variable interest rates and an additional $50,000,000 in senior notes issued in November 2004 with a 6.28% fixed interest rate.

     Our effective tax rate for income from continuing operations was 36.7% during fiscal 2005 compared to 37.4% in fiscal 2004. The lower current year rate was primarily attributable to lower state income taxes resulting from state investment tax credits from expansion programs.
     In fiscal 2004, we made the decision to exit Cybershield’s business. In fiscal 2005 both Cybershield and Ortloff were sold. Both Cybershield’s and Ortloff’s results for each period presented are reported as discontinued operations. In the year ended June 30, 2005, we reported pretax income from discontinued operations of $6,811,000. In fiscal 2004, we reported a $14,615,000 pretax loss from discontinued operations. The fiscal 2005 results included a $6,484,000 pretax gain on the disposal of Ortloff. Fiscal 2004 results included $12,346,000 of write-downs of Cybershield’s net assets to estimated market value.
Results of Business Segments
     Sales in the Premium Roofing Products segment increased 33.4% to $732,674,000 in fiscal 2005 compared to $549,052,000 last year. Compared to fiscal 2004, unit volume increased 24% in fiscal 2005. Shingle demand was extremely high for most of fiscal 2005 as a result of increased orders in most regions of the United States, led by the Southeast United States and other areas affected by four hurricanes in the summer and early fall of calendar 2004. We were able to benefit significantly from increased production capacity related to the new Tuscaloosa, Alabama roofing plant and productivity enhancements at all of our roofing facilities. Average shingle prices in the current year increased 9% compared to last year, primarily as a result of price increases that were consistent with industry trends. Approximately 30% of a price increase in June 2005 has been realized, and an additional 5%-7% price increase has been announced for September 1, 2005. These increases, if realized, should help offset rising asphalt and transportation costs. In fiscal 2005, external sales of performance nonwoven fabrics increased 24.5% to $41,037,000 compared to $32,974,000 last year, primarily as a result of sales of specialty fabrics products, such as roofing mat, facer and filtration products.
     Operating income for the Premium Roofing Products segment of $107,690,000 for the year ended June 30, 2005 increased 55.4% from $69,292,000 achieved in the prior fiscal year. This significant improvement in operating income was primarily attributable to the aforementioned increases in unit volume and average selling prices. We were able to improve margins on premium asphalt shingle products as a result of higher average sales prices despite continuing increases in asphalt, energy, and transportation costs. Asphalt costs increased approximately 9% in the year ended June 30, 2005 from fiscal 2004. Transportation costs have also continued to increase and were approximately 16% higher in the current year than in the prior fiscal year. The new Tuscaloosa, Alabama roofing plant reached its initial rated capacity in the quarter ended March 31, 2005. In the fourth quarter of fiscal 2005, the new Tuscaloosa facility experienced lower than expected volume due to unanticipated machine maintenance. The rate of progress in production has slowed at this plant as these maintenance issues are addressed. Also in the fourth quarter of fiscal 2005, we encountered a silo failure in the granule storage system at our Myerstown facility that reduced production to approximately 90% of capacity. The plant has been able to return to 100% capacity while repairs are being made, although there can be no assurance that this level of production will be sustainable throughout the repair process. Various engineering refinements designed to eliminate the problem areas at the Myerstown and Tuscaloosa plants are scheduled for completion during the first half of fiscal 2006.
     Sales of our Composite Building Products segment increased to $19,425,000 in fiscal 2005 compared to $8,524,000 in the prior fiscal year, as we continue to develop this business platform by improving and increasing our product line so that we are in a position to take advantage of better demand as consumers become more aware of the benefits of composite lumber compared to wood. We incurred an $11,822,000 operating loss in our composite lumber business in fiscal 2005 compared to a $2,262,000 operating loss for this business in the prior year. Approximately $3,900,000 of the current year loss was attributable to costs associated with inventory for products that did not meet our current formulations and customer specifications. We believe we have alleviated many of the problems surrounding the formulation and specifications issues through management changes and process control improvements made in the latter part of fiscal 2005. Additional fiscal 2005 losses of approximately $3,500,000 resulted from the expansion of operations at our new manufacturing facility in Lenexa, Kansas. Other factors contributing to the higher than expected fiscal 2005 loss were longer than anticipated code approval in various areas of the country, a slower than expected ramp up of new production, higher than anticipated raw material costs, and slower than projected initiation of new products for non-decking markets. In fiscal 2005, our composite distribution base increased more than 50% to approximately 100 distributors in the United States and Canada. We believe in this new platform’s ability to meet its long-term goals. The enhancements in the management structure, in combination with capacity additions and finalizing new agreements for our non-decking products are expected to allow us to take advantage of significant growth opportunities in this business platform.

     In March 2005, the composite building products subsidiary completed the acquisition of Railwayz Inc. (Railwayz), a privately held composite railing company. Railwayz manufactures railing products that will complement our CrossTimbers decking products and allow us to offer our distributors a more diverse decking and railing product line. The total purchase price was approximately $1,625,000, plus contingent future earn-out payments based on revenues for the first five years after acquisition with a maximum potential payment of $375,000.
     The Other, Technologies companies reported combined sales of $9,620,000 in fiscal 2005 compared to $8,465,000 in fiscal 2004. Chromium’s sales were $9,209,000, or 10.4% higher in the current year compared to $8,339,000 in fiscal 2004 period as a result of slightly higher demand for plating and finishing services in existing locomotive and marine markets. The Other, Technologies companies had a combined operating loss of $1,231,000 in fiscal 2005, compared to a $100,000 operating loss last year. Chromium recorded an operating profit of $144,000 for the year ended June 30, 2005, which included a $700,000 reserve for estimated environmental clean-up at its former plating operation located in Lufkin, Texas and a $210,000 provision for bad debt expenses. This operating profit compares to a $598,000 operating profit achieved last year. Elk Technologies incurred an operating loss of $1,375,000 in the year ended June 30, 2005, compared to an operating loss of $698,000 in the same period last year. The current year operating loss included $582,000 in inventory write-downs.
Fiscal 2004 Compared to Fiscal 2003
Overall Performance
     Sales from continuing operations of $566,041,000 in fiscal 2004 were 19.3% higher than $474,434,000 in fiscal 2003. During fiscal 2004, income from continuing operations of $30,066,000 was 41.8% higher than $21,206,000 for the prior fiscal year. Included in income from continuing operations in fiscal 2003 was $3,496,000 of benefit, net of tax, from the reversal of noncash stock option compensation. Consolidated operating income from continuing operations of $53,346,000 in fiscal 2004 was 33.4% higher than $40,001,000 in fiscal 2003. Operating income from continuing operations in fiscal 2003 included a $5,378,000 pretax benefit as a result of the aforementioned noncash stock option compensation.
     Cost of sales was 80.1% of sales in fiscal 2004 compared to 81.6% in fiscal 2003. Higher asphalt and other raw material costs during much of fiscal 2004 were largely offset by better shingle pricing and increased shingle production, which reduced per unit manufacturing costs. Selling, general and administrative (SG&A) costs in fiscal 2004 were 25.3% higher than in the prior fiscal year, primarily as a result of increased business activity and higher marketing expenses. As a percentage of sales, SG&A costs were 10.5% of sales in fiscal 2004 compared to 10.0% in fiscal 2003.
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
     In December 2003, we made the decision to exit Cybershield’s business. Cybershield’s results for all periods presented are reported as discontinued operations. Discontinued operations for fiscal 2004 included a $4,831,000 pretax loss from operations at Cybershield, combined with pretax, noncash write-downs of $12,346,000 to reduce the book value of Cybershield’s assets to estimated market value. In fiscal 2003, Cybershield reported a $1,081,000 pretax operating loss, all from operating activities. Ortloff, which is also reported as a discontinued operation, had pretax income of approximately $2,600,000 in fiscal 2004, compared to approximately $5,800,000 in fiscal 2003.
Results of Business Segments
     Sales in the Premium Roofing Products segment increased 17.9% to $549,052,000 in fiscal 2004 compared to $465,762,000 in fiscal 2003. The significant year-to-year increase in sales is primarily the result of an $81,042,000, or 18.6%, increase in sales of premium shingles and accessory products. Compared to the same period in fiscal 2003, unit shingle shipments increased 14.2%, with most regions of the United States experiencing strong year-to-year growth. A significant portion of the unit volume increase, particularly during the early part of fiscal 2004, was attributable to strong roof replacement demand in hail-damaged Texas markets. Average shingle pricing increased about 2.8% compared to fiscal 2003. In fiscal 2004, external sales of performance nonwoven fabrics increased $2,248,000, or 7.3% to $32,974,000 compared to $30,726,000 in fiscal 2003. Approximately two-thirds of roofing mat produced in both fiscal 2004 and fiscal 2003 was used for internal consumption. Internal sales of roofing mat are eliminated in consolidation.
     Operating income for the Premium Roofing Products segment of $69,292,000 for fiscal 2004 increased 42.4% compared to $48,669,000 achieved in fiscal 2003. Operating income gains attributable to higher unit sales and pricing were partially offset by increased manufacturing expenses, raw material price increases, higher transportation costs and unusually high developmental costs related to new product offerings in the roofing business.
     Sales of Composite Building Products were $8,524,000 in fiscal 2004. We entered the Composite Building Products business in the second quarter of fiscal 2003 and reported $1,240,000 in sales in fiscal 2003. We incurred an operating loss of $2,262,000 for the Composite Building Products business during fiscal 2004 compared to a $2,768,000 operating loss in fiscal 2003.
     The Other, Technologies companies reported combined sales of $8,465,000 in fiscal 2004 compared to $7,432,000 in fiscal 2003. Chromium’s sales were 12.4% higher in fiscal 2004 compared to fiscal 2003 as a result of increased demand for plating and finishing services in existing locomotive and marine markets, combined with increased hard-chrome wear plate sales. Elk Technologies had a nominal level of sales of fire retardant mattress fabrics during fiscal 2004. Other, Technologies companies had a combined operating loss of $100,000 in fiscal 2004, compared to an operating loss of $511,000 in fiscal 2003. The improvement was due primarily to higher sales activity levels at Chromium which recorded an operating profit of $598,000 in fiscal year 2004 compared to incurring a small operating loss in fiscal 2003.
Financial Condition
Overview
     Our liquidity needs generally arise principally from working capital requirements, capital expenditures, dividends, and interest payments. Our working capital requirements typically fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months. Due to unprecedented demand for roofing products caused by four hurricanes in the Southeast United States in early fiscal 2005, our business was less seasonal this year than normal. During the three years ended June 30, 2005, we relied primarily on internally generated funds and proceeds from the sale of senior unsecured notes to finance our capital expenditure requirements and other growth opportunities. We typically use our revolving credit facility (Facility) to finance higher working capital requirements. Due to strong cash flow in fiscal 2005 and the issuance of an additional $50,000,000 in senior unsecured notes on November 15, 2004, we used the Facility sparingly in fiscal 2005, and did not borrow under the Facility in the second half of the year. At June 30, 2005, we had $78,421,000 in cash, cash equivalents and short-term investments available to fund growth opportunities, capital expenditures and other cash requirements. Approximately $24,300,000 of available funds was utilized on August 25, 2005 in connection with the acquisition of RGM Products, Inc.
Operating Activities
     We generate cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, stock based compensation, stock option income tax benefits, depreciation and amortization. Cash flows from operating activities also either increase or decrease by changes in working capital requirements. For the year ended June 30, 2005, we generated cash of $71,790,000 from operating activities, compared to $50,648,000 in fiscal 2004 and $23,072,000 in fiscal 2003.
     Trade receivables at June 30, 2005 were $39,114,000 higher than at June 30, 2004 due primarily to higher shipments of premium roofing products in the fourth quarter of the current fiscal year compared to the fourth quarter of fiscal 2004. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products shipped during the late winter and early spring months, with payments generally due during the spring and early summer. At June 30, 2005, receivables from customer programs with extended due dates were $2,810,000 compared to $5,662,000 at June 30, 2004. Extended term receivables outstanding at June 30, 2005 are due in the first quarter of fiscal 2006. At June 30, 2005, manufactured inventories were $9,288,000 higher than at June 30, 2004. Much of the increase related to higher inventories at the new Tuscaloosa, Alabama facility, and at the composite building products business platform from increasing production capacity. Current liabilities were significantly higher in fiscal 2005, due primarily to cash management initiatives, increased compensation related accruals, and increased business activities. The current ratio was 3.5 to 1 at June 30, 2005 compared to 3.2 to 1 at June 30, 2004.

Investing Activities
     Cash flows from investing activities primarily reflect our capital expenditure strategy, together with activity relating to short-term investments. Net cash used for investing activities was $107,195,000 in fiscal 2005 compared to $63,368,000 in fiscal 2004, and $51,749,000 in fiscal 2003. We purchased short-term investments (net of investment sales and redemptions of short-term investments) of $69,160,000 in fiscal 2005. These investments will be used to fund operations and growth opportunities, including acquisitions. Approximately $24,300,000 of these funds was used in our August 25, 2005, acquisition of RGM Products, Inc. Approximately $23,900,000 of fiscal 2005 capital expenditures relate to the expansion of our composite building products facility in Lenexa, Kansas. As previously discussed, the new Tuscaloosa, Alabama, roofing plant was completed and placed in service at the beginning of fiscal 2005. We also invested approximately $1,200,000 in fiscal 2005 relating to a major project to upgrade certain key information systems. This project was completed and the systems placed in service on November 1, 2004. Excluding major capacity initiatives such as the Lenexa expansion, consolidated capital expenditures are generally expected to be approximately $20,000,000 per year.
Financing Activities
     Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock, and exercises of stock options. Net cash generated from financing activities was $44,393,000 in fiscal 2005, compared to $7,937,000 in fiscal 2004, and $21,297,000 in fiscal 2003.
     In November 2004, we closed an agreement to issue an additional $50,000,000 in senior unsecured notes in a private placement transaction with a group of institutional investors. This transaction was initiated to provide funds for growth and expansion initiatives. We are continuing to evaluate possible acquisitions to extend our building products lines of business.
     At June 30, 2005, liquidity consisted of $9,261,000 of cash and cash equivalents, $69,160,000 of short-term investments, and $122,055,000 of available borrowings under the $125,000,000 committed line of credit facility. At June 30, 2005, the debt to capital ratio (after deducting cash, cash equivalents and short-term investments of $78,421,000 from $195,683,000 of long-term principal debt) was 30.2%.
     Our Board of Directors has authorized our repurchase of common stock from time to time on the open market. As of June 30, 2005, we have repurchase authority of approximately $10,600,000 remaining. We did not make any open market purchases of common stock in the year ended June 30, 2005. All purchases of equity securities in fiscal 2005 related to repurchases in connection with stock option exercises and restricted shares, and from the ElkCorp ESOP Trust as a result of participant diversification directives and account balance distributions.
Contractual Obligations
     The following table summarizes our future payments relating to contractual obligations at June 30, 2005:

	(In thousands)
	Payments Due by Period
		Less than			After 5
Contractual Obligations:	Total	1 year	1 – 3 years	4 – 5 years	years

Long-term Debt	$195,000	$—	$25,000	$60,000	$110,000
Notes Payable, including Imputed Interest	1,146	417	729	—	—
Interest on Fixed Rate Debt	42,911	7,334	14,668	10,302	10,607
Operating Leases	40,509	3,836	7,676	7,659	21,338

Total Contractual Obligations	$279,566	$11,587	$48,073	$77,961	$141,945

     At June 30, 2005, $85,000,000 of long-term debt was variable rate debt, at an average interest rate of 5.25%. Interest expense on variable rate debt is not included in the above table as it cannot be reasonably estimated.
     Our only other significant commercial commitment at June 30, 2005 is our $125,000,000 Revolving Credit Facility, the term of which extends through November 30, 2008. There was no outstanding balance on this Facility at June 30, 2005.

Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.
Acquisition Subsequent to Year-End
     In August 2005, a subsidiary of the company acquired RGM Products, Inc. (RGM), a Fresno, California based privately-held manufacturer of ridge and roofing related products. RGM’s products enhance the company’s roofing product accessory business and broaden its ridge product line. The total purchase price was approximately $35,000,000. Existing cash resources of approximately $24,300,000 were used to fund the acquisition and approximately $10,700,000 of long-term debt and capital lease obligations were assumed.
Environmental
     Our operations are subject to extensive federal, state and local laws and regulations relating to environmental matters. Such environmental laws are frequently changed and could result in significantly increased cost of compliance. Certain of our manufacturing operations utilize hazardous materials in their production processes. As a result, we incur costs for remediation activities off-site and at our facilities from time to time. We establish and maintain reserves for such remediation activities, when appropriate. Current reserves established for known or probable remediation activities are not material to our financial position or results of operations.
Critical Accounting Policies
     Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies which we believe are the most critical to fully understanding and evaluating our reported financial results include the following:
Collectibility of Accounts Receivable –
     The majority of our sales are in the Premium Roofing Products and Composite Building Products segments and our primary customers in both segments are building products distributors. Due to consolidation in the industry, credit risk is concentrated. Ten customers account for approximately 50% of consolidated sales. The balance in the reserve for doubtful accounts is evaluated on an ongoing basis based on a combination of factors such as customers’ past payment history, length of time the receivables are past due, the status of customers’ financial condition and ongoing credit evaluations.
Accruals for Loss Contingencies –
     Contingencies, or uncertainties, by their nature, require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of loss. Accruals are established for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrual balances are reviewed and adjusted periodically based on our judgment of changes in specific facts and circumstances for each loss accrual.
     Key loss accruals for the company include:
•	Product warranties – Product warranties are estimated and recorded based on various factors such as an examination of submitted claims for potential exposure, claims paid history, independent data as to average length of time between asphalt roofing replacements and other factors.

•	Litigation – Litigation reserves are determined on a case specific basis from evaluations by both management and outside counsel as to any probable exposure from litigation capable of reasonable estimation.

•	Environmental exposure – Environmental exposure, primarily related to Chromium, is evaluated by management and our environmental consultants when known or anticipated exposure is identified and quantifiable.

•	Self-insurance reserves – We are partially insured against losses for both casualty and medical claims. Reserves are calculated and maintained based on historical experience and specifically identified losses.
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
Revenue Recognition –
     We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. The majority of sales are for manufactured products, where revenue is recognized at the time products are shipped to customers. Such revenues are subject to returns, discounts, volume rebates and other incentives, which are estimated and recorded based on sales activity and historical trends. Differences in revenues could result if actual experience differs from the historical trends used in management’s estimates. Revenue recognition may be subject to judgment and interpretation that the specific requirements of SAB 104 have been met.
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
Stock-Based Compensation –
     Included in our Stock-Based Compensation are Performance Stock Awards, which were granted for the first time in fiscal 2005. Compensation expense for Performance Stock Awards is based on our estimate of the number of shares that will be issued at the end of the performance period. The estimated number of shares that will be issued and the related compensation expense will be adjusted periodically based on our judgment of facts, circumstances and forecasted performance. Upon the adoption of SFAS 123R “Share-Based Payments,” in fiscal 2006, discussed below under “New Accounting Pronouncements,” variable accounting for performance stock will no longer be utilized. Rather, compensation expense will be determined based on the fair value of performance stock at the date of grant.
New Accounting Standards
     In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides tax relief to U.S. domestic manufacturers. The Financial Accounting Standards Board (FASB) directed its staff to issue Financial Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The special deduction should be considered by a company in measuring deferred taxes when the company is subject to graduated tax rates, and assessing whether a valuation allowance is necessary as required by SFAS 109. The adoption of this FSP did not have a material impact on our results of operations or financial position for fiscal 2005. The company is currently evaluating the effect that the FSP will have on its financial position and results of operations in subsequent years and believes the effect of FSP FAS 109-1 will be to lower income tax expense beginning in fiscal 2006.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, “Inventory Pricing”. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for the company beginning in fiscal 2006. The company does not expect SFAS No. 151 to have a material impact on its results of operations or financial position.
     During December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for the company beginning in fiscal 2006. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The company believes the effect of the adoption of SFAS 123R will result in higher compensation expense in fiscal 2006. The current estimated cost of all elements of stock-based compensation, including stock options, is $8,300,000 in fiscal 2006.
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
     We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. There were no natural gas hedge transactions in effect in fiscal 2005. However, it is anticipated that hedging strategies will likely be utilized in the future.
     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We have entered into two interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt at June 30, 2005. The net fair value of these swaps was $4,463,000 at June 30, 2005. Based on outstanding debt at June 30, 2005, our annual interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.
Credit Risk
     We are subject to credit risks applicable to cash, cash equivalents, short-term investments, accounts receivable and derivative instruments. Cash and cash equivalents are maintained at financial institutions or in short-term investments with high credit quality. Short-term investments are primarily in tax-exempt vehicles of high credit quality, including closed-end municipal bonds and variable rate demand notes issued by municipalities. Concentrations of credit risk with respect to accounts receivable primarily relate to the large building products distributors that are our primary customers. We perform ongoing credit evaluations of our customers’ financial condition to determine the need for an allowance for doubtful accounts. We have not experienced significant credit losses for many years. Concentration of credit risk with respect to accounts receivable is limited to those customers to whom we make significant sales. Our largest customer accounted for 19% of consolidated sales in both fiscal 2005 and 2004. Derivative contracts are entered into with counterparties who are, in our opinion, creditworthy counterparties.
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
     The costs of manufacturing, transportation and key raw materials, including but not limited to ceramic coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene, wood particles and various additives for product preservation, together with our ability to pass along higher costs are generally influenced by factors other than inflation. These factors include general economic and industry conditions, supply and demand, surpluses and shortages, and actions of key competitors.

Forward-Looking Statements
     In an effort to give investors a well-rounded view of our current condition and future opportunities, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain “forward-looking statements” that involve risks and uncertainties about our prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as “optimistic,” “vision,” “outlook,” “believe,” “estimate,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “predict,” “could,” “should,” “may,” “likely,” or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments we believe are reasonable; however, ElkCorp’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, raw material costs, transportation costs, changes in economic conditions of the various markets we serve, failure to achieve expected efficiencies in new operations, changes in the amount and severity of inclement weather, acts of God, war or terrorism, together with other risks detailed herein. Refer to Risks Relating to the Company on pages 7 through 9 of this Annual Report on Form 10-K for a more detailed description of these items. We undertake no obligation to update or revise publicly any forward-looking statements whether as a result of new information or future events.
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
     We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. There are no natural gas hedge transactions in effect at June 30, 2005. However, it is anticipated that hedging strategies will likely be utilized in the future.
     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We have entered into two interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt at June 30, 2005. The net fair value of these swaps was $4,463,000 at June 30, 2005. Based on outstanding debt at June 30, 2005, our interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.

Item 8. Financial Statements and Supplementary Data
     All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective, can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of June 30, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
     Grant Thornton LLP, our independent registered public accounting firm, has issued an audit report on our assessment of internal control over financial reporting. Their report appears on page 25.
/s/ ElkCorp
ElkCorp
Dallas, Texas

August 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of ElkCorp
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ElkCorp and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ElkCorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of ElkCorp’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that ElkCorp and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, ElkCorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ElkCorp and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended, and our report dated August 30, 2005 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Grant Thornton LLP
Dallas, Texas
August 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of ElkCorp
      We have audited the accompanying consolidated balance sheet of ElkCorp and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ElkCorp and subsidiaries as of June 30, 2005, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ElkCorp and subsidiaries’ internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 30, 2005, expressed an unqualified opinion on both management’s assessment of ElkCorp’s control over financial reporting and on the effectiveness of ElkCorp’s internal control.
/s/ Grant Thornton LLP
Grant Thornton LLP
Dallas, Texas
August 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors,
ElkCorp
     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of ElkCorp and subsidiaries at June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
August 30, 2004, except for changes in
presentation as noted in footnotes titled
“Discontinued Operations” and “Financial
Information By Company Segments,” as
to which the date is August 30, 2005

ELKCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ In thousands)	June 30,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$9,261	$273
Short-term investments	69,160	—
Trade receivables, less allowance of $695 and $605	148,928	109,814
Inventories	71,467	62,129
Prepaid expenses and other	8,223	8,520
Deferred income taxes	7,849	7,359
Discontinued operations	1,193	16,939

Total current assets	316,081	205,034

Property, Plant and Equipment
Land	5,229	5,171
Buildings and improvements	117,778	84,612
Machinery and equipment	314,115	233,787
Construction in progress	3,867	80,592

	440,989	404,162
Less — Accumulated depreciation	(156,901)	(133,138)

Property, plant and equipment, net	284,088	271,024

Discontinued Operations — Noncurrent	3,718	—
Other Assets	9,682	4,650

	$613,569	$480,708

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$56,742	$36,929
Accrued liabilities	31,171	24,292
Current maturities on long-term debt	381	—
Discontinued operations	937	1,976

Total current liabilities	89,231	63,197

Long-Term Debt	200,146	156,858

Deferred Income Taxes	53,382	45,611

Commitments and Contingencies

Shareholders’ Equity
Common stock ($1 par, 20,297,905 and 19,988,078 shares issued)	20,298	19,988
Paid-in capital	70,412	57,852
Unearned compensation – stock based compensation	(5,620)	(628)
Retained earnings	186,388	143,540

	271,478	220,752
Less — Treasury stock (22,761 and 288,220 shares, at cost)	(668)	(5,710)

Total shareholders’ equity	270,810	215,042

	$613,569	$480,708

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements .

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

($ In thousands, except per share data)	Year Ended June 30,
	2005	2004	2003
Sales	$761,719	$566,041	$474,434

Costs and Expenses

Cost of goods sold	613,925	453,213	386,955
Selling, general and administrative	69,946	59,482	47,478

Operating Income from Continuing Operations	77,848	53,346	40,001

Other Income (Expense)

Interest expense	(10,571)	(5,444)	(6,184)
Interest income	1,067	133	207
Other	(861)	—	—

Income from Continuing Operations Before Income Taxes	67,483	48,035	34,024

Provision for income taxes	24,787	17,969	12,818

Income from Continuing Operations	42,696	30,066	21,206

Income (Loss) from Discontinued Operations, Net of Income Tax Provision (Benefit) of $2,640, ($5,055) and $1,798	4,171	(9,560)	2,894

Net Income	$46,867	$20,506	$24,100

Income (Loss) Per Common Share – Basic
Income from continuing operations	$2.16	$1.53	$1.09
Discontinued operations	.21	(.48)	.15

Net income per common share	$2.37	$1.05	$1.24

Income (Loss) Per Common Share – Diluted
Income from continuing operations	$2.11	$1.51	$1.08
Discontinued operations	.20	(.48)	.15

Net income per common share	$2.31	$1.03	$1.23

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In thousands)	Year Ended June 30,
	2005	2004	2003
Cash Flows From Operating Activities

Income from continuing operations	$42,696	$30,066	$21,206
Adjustments to reconcile income from continuing operations to net cash from continuing operating activities:
Depreciation and amortization	23,859	18,050	17,223
Deferred income taxes	7,282	3,362	7,072
Stock-based compensation	2,544	96	(5,339)
Stock option income tax benefits	1,662	275	—
Changes in assets and liabilities, net of acquisition:
Trade receivables	(39,114)	(2,564)	(17,581)
Inventories	(9,288)	(8,608)	(8,409)
Prepaid expenses and other	297	(1,872)	2,832
Accounts payable	19,813	1,822	9,406
Accrued liabilities	6,879	7,536	(1,253)

Net cash provided by continuing operations	56,630	48,163	25,157
Net cash provided by (used for) discontinued operations	15,160	2,485	(2,085)

Net cash provided by operating activities	71,790	50,648	23,072

Cash Flows From Investing Activities

Additions to property, plant and equipment	(38,251)	(62,884)	(49,133)
Purchases of short-term investments	(217,880)	—	—
Sales and redemptions of short-term investments	148,720	—	—
Acquisition of business	(471)	—	(2,224)
Other, net	687	(484)	(392)

Net cash used for investing activities	(107,195)	(63,368)	(51,749)

Cash Flows From Financing Activities

Proceeds from sale of Senior Notes	50,000	—	25,000
Borrowings (repayments) on Revolving Credit Facility, net	(10,300)	10,300	—
Dividends paid on common stock	(4,019)	(3,935)	(3,903)
Exercises of stock options	11,245	2,265	231
Purchases of common stock	(2,530)	(693)	—
Other	(3)	—	(31)

Net cash provided by financing activities	44,393	7,937	21,297

Net Increase (Decrease) in Cash and Cash Equivalents	8,988	(4,783)	(7,380)
Cash and Cash Equivalents at Beginning of Year	273	5,056	12,436

Cash and Cash Equivalents at End of Year	$9,261	$273	$5,056

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ In thousands, except per share data)
							Accumulated
							Other	Total
	Comprehensive	Common	Paid-in	Retained	Treasury	Unearned	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Stock	Compensation	Income	Equity

Balance, June 30 2002		$19,988	$58,419	$106,772	$(9,118)	$—	$31	$176,092

Comprehensive income:
Net income	$24,100	—	—	24,100	—	—	—	24,100
Derivative transactions, net of tax	(31)	—	—	—	—	—	(31)	(31)

Comprehensive income	$24,069

Exercises of stock options, including tax benefit of $0		—	(925)	—	1,156	—	—	231
Restricted stock grants		—	(163)	—	587	(424)	—	—
Restricted stock vesting		—	—	—	—	39	—	39
Dividends, $.20 per share		—	—	(3,903)	—	—	—	(3,903)

Balance, June 30, 2003		19,988	57,331	126,969	(7,375)	(385)	—	196,528

Comprehensive income:
Net income	$20,506	—	—	20,506	—	—	—	20,506
Derivative transactions, net of tax	—	—	—	—	—	—	—	—

Comprehensive income	$20,506

Exercises of stock options, including tax benefit of $275		—	352	—	2,188	—	—	2,540
Restricted stock grants		—	169	—	170	(339)	—	—
Restricted stock vesting		—	—	—	—	96	—	96
Purchases of common stock from ESOP		—	—	—	(693)	—	—	(693)
Dividends, $.20 per share		—	—	(3,935)	—	—	—	(3,935)

Balance, June 30, 2004		19,988	57,852	143,540	(5,710)	(628)	—	215,042

Comprehensive income:
Net income	$46,867	—	—	46,867	—	—	—	46,867
Derivative transactions, net of tax	—	—	—	—	—	—	—	—

Comprehensive income	$46,867

Exercises of stock options, including tax benefit of $1,662		310	7,452	—	5,144	—	—	12,906
Restricted stock grants		—	1,122	—	2,428	(3,550)	—	—
Restricted stock vesting		—	—	—	—	1,214	—	1,214
Performance stock grants, net of forfeitures		—	3,986	—	—	(3,986)	—	—
Performance stock amortization		—	—	—	—	1,330	—	1,330
Purchases of treasury stock		—	—	—	(2,530)	—	—	(2,530)
Dividends, $.20 per share		—	—	(4,019)	—	—	—	(4,019)

Balance, June 30, 2005		$20,298	$70,412	$186,388	$(668)	$(5,620)	$—	$270,810

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     ElkCorp’s strategic focus is on its building products platforms, which consist of Elk Premium Building Products, Inc. and its operating subsidiaries. Within the building products sector, the company operates two segments: (1) Premium Roofing Products, which manufactures premium laminated fiberglass asphalt shingles and accessory products, together with coated and uncoated nonwoven fabrics used in asphalt shingles and other applications in the building, construction, filtration, floor coverings and other industries, and (2) Composite Building Products, which manufactures composite wood decking, railing, marine dock, fencing and other OEM products. Previously, these two segments were combined and reported as the Building Products segment. Prior period segment information has been reclassified to reflect the change in segment presentation.
     Other, Technologies consists of the company’s other two companies. These dissimilar companies are combined, as neither individually meets the materiality criteria for separate segment reporting. Other, Technologies includes (1) Chromium Corporation (Chromium), which is a leading provider of hard chrome and other surface finishes designed to extend the life of steel machinery components operating in abrasive environments, and (2) Elk Technologies, Inc., which develops and markets fabrics featuring VersaShield fire retardant coatings designed for use outside of traditional building products applications, including bedding, home furnishings and other consumer products.
     In fiscal 2004, the company made the decision to discontinue Cybershield, Inc. and its subsidiaries (Cybershield). Substantially all of Cybershield’s assets were sold in fiscal 2005. Also in fiscal 2005, the company sold Ortloff Engineers, LTD (Ortloff) to a financial buyer. Both Cybershield and Ortloff had previously been included in Other, Technologies for segment reporting purposes. Prior periods have been reclassified to present Cybershield and Ortloff as discontinued operations in all periods presented.
Principles of Consolidation / Use of Estimates
     The consolidated financial statements include the accounts of the company and all subsidiaries after elimination of intercompany balances and transactions. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates upon subsequent resolution of the identified matters.
Cash Equivalents and Short-term Investments
     Cash equivalents represent money market funds subject to daily redemption. Short-term investments consist of Auction Rate Securities (ARS) and Variable Rate Demand Notes (VRDN). The company’s ARS and VRDN investments are tax-exempt instruments of high credit quality. The primary objectives of both types of investments are safety, preservation of invested funds and liquidity sufficient to meet cash flow requirements. Both ARS and VRDN securities have variable rates tied to short-term interest rates. Interest rates on ARS securities reset through a modified Dutch auction process at predetermined short-term intervals, either every 7, 28, or 35 days. Interest rates on VRDN securities reset weekly and can be tendered for sale upon notice (of generally no longer than seven days) to the remarketing agent in the secondary market to other investors. Although both ARS and VRDN securities are issued and rated as long-term securities, they are priced and traded as short-term instruments. The company classifies these short-term investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Instruments in Debt and Equity Securities.” The investments are carried at cost or par value which approximates the fair market value.
Accounts Payable
     The company reflects disbursements as trade accounts payable until such time as payments are presented to the bank for payment. At June 30, 2005 and 2004, disbursements totaling approximately $23,000,000 and $11,000,000, respectively, had not been presented for payment to the bank.

Accounts Receivable and Concentration of Credit Risk
     The majority of sales are in Premium Roofing Products and Composite Building Products segments. The company’s primary customers are building products distributors. Due to consolidation in the industry, credit risk is concentrated. The ten largest customers account for approximately 50% of consolidated sales. One customer accounted for 19%, 19%, and 18% of consolidated sales in fiscal years 2005, 2004 and 2003, respectively. The company could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if customers’ plans and/or markets should change significantly. The balance in the reserve for doubtful accounts is evaluated on an ongoing basis, based on a combination of factors such as customers’ past payment history, length of time the receivables are past due, the status of customers’ financial condition and ongoing credit evaluations.
Revenue Recognition
     The majority of sales relate to manufactured products sold to building products distributors. Revenue is recognized at the time products are shipped to customers. All risks and rewards of ownership pass to the customer upon shipment. Sales volume rebates or contractual allowance payments are offered to customers based on their level of sales activity and regional, competitive market conditions. The effects of returns, discounts and other incentives are estimated and recorded at the time of shipment. Volume rebates and allowances are estimated and recorded as a reduction of sales.
Freight Costs
     Freight costs are included in cost of goods sold.
Inventories
     Inventories are stated at the lower of cost (including materials, direct labor, and applicable overhead) or market, using the first-in, first-out (FIFO) method. Adjustments may be made to inventory values based on the physical condition (e.g., age and quality) of the inventories. Inventories are adjusted to the lower of the cost or market, or written off as applicable. The cost of raw materials inventories is reduced for volume rebates from suppliers as applicable volume thresholds are met. Inventories are comprised of:

	(In thousands)
	June 30,
	2005	2004
Raw Materials	$15,380	$12,169
Work-In-Process	219	160
Finished Goods	55,868	49,800

	$71,467	$62,129

Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is the shorter period. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Buildings and improvements	10 – 40 years
Machinery and equipment	5 – 20 years
Computer equipment	3 – 6 years
Office furniture and equipment	5 – 12 years
     During 2005, 2004 and 2003, the company recorded to expense $23,819,000, $18,018,000 and $17,193,000, respectively, in depreciation expense.
     The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. In fiscal 2005, 2004 and 2003, $754,000, $3,079,000 and $995,000 of interest cost was capitalized, respectively.
Intangibles
     Goodwill and other intangibles with indefinite useful lives are not amortized but are tested at least annually for impairment. Other intangibles are amortized over their useful lives.
Advertising Costs
     Advertising costs are expensed as incurred. For fiscal years 2005, 2004 and 2003, advertising costs were $7,733,000, $8,894,000, and $7,042,000, respectively.
Research and Development
     Research and development expenses include wages, employee benefits and material costs used in (1) the search, design and development of new products and processes, and (2) the improvement and enhancement of existing products. Research activities are primarily conducted at a technology center in Ennis, Texas. Research and development costs are expensed as incurred and included in cost of sales. Expenses for research activities at the Ennis technology center were $3,348,000, $2,300,000 and $1,649,000 in fiscal 2005, 2004 and 2003, respectively. Development costs at plant locations are not separately identified.
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
Accounting for Stock-Based Compensation
     The company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans. Refer to the Stock-Based Compensation footnote for a detailed description of the company’s application of APB No. 25. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma earnings, and basic and diluted earnings per common share for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, would have been as follows (in thousands, except per share amounts):

	(In thousands)
	Year Ended June 30,
	2005	2004	2003
Net income, as reported	$46,867	$20,506	$24,100

Add: Stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	865	—	(3,496)

Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(3,571)	(2,519)	(2,273)

Pro forma earnings	$44,161	$17,987	$18,331

Earnings per common share:

Basic – as reported	$2.37	$1.05	$1.24
Basic – pro forma	$2.23	$.92	$.94
Diluted – as reported	$2.31	$1.03	$1.23
Diluted – pro forma	$2.18	$.90	$.94

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2005, 2004 and 2003; dividend yields of 0.9%, 1.0%, and 0.9%; risk-free interest rates of 4.6%, 3.7%, and 5.1%; expected market price volatility of .352, .435, and .489; and expected lives of options of 8.2 years in fiscal 2005 and 9.0 years in fiscal 2004 and 2003. Based on this model, the weighted average fair value of stock options granted in fiscal 2005, 2004 and 2003 was $10.63, $11.40, and $15.52, respectively, per share.
Income Taxes
     Deferred income taxes are provided to reflect temporary differences between the financial reporting basis and the tax basis of the company’s assets and liabilities using presently enacted tax rates.
Supplemental Cash Flows
     Supplemental cash flow amounts were as follows:

	(In thousands)
	Year Ended June 30,
	2005	2004	2003
Interest paid	$10,884	$8,250	$7,256
Income taxes paid	$16,204	$10,871	$5,415
     In conjunction with the acquisition of $1,625,000 of assets of Railwayz, Inc., in March 2005, a subsidiary of the company issued notes payable with a fair value of $1,154,000 at the date of acquisition.
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
     The company is required to purchase natural gas for use in its manufacturing facilities. This purchase exposes the company to the risk of higher natural gas prices. In November 2001, the company adopted an Energy Risk Management Policy, and an Energy Committee was appointed to develop strategies to manage the company’s risks of adverse changes in the energy markets. The company entered into no hedge commitments on natural gas in fiscal 2005. However, it is anticipated that hedging strategies will likely be utilized in the future.
     The Board of Directors and company management determined that prudent interest rate strategy is to maintain a debt mix that is balanced between fixed rate debt and variable rate debt. In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of debt through June 2012. In July 2004, the company entered into an additional interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of debt through July 2007. For these fair value hedges, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. However, since both interest rate swaps are 100% effective, as defined, there is no net effect on the company’s results of operations from marking the interest rate swaps to market.
     The company is exposed to credit loss in the event of nonperformance by counterparties on derivative instruments. Although nonperformance is possible, the company does not anticipate nonperformance on the interest rate swaps, as these contracts are, in management’s opinion, with creditworthy counterparties.

Fair Value of Financial Instruments
     The carrying amounts of the company’s cash and cash equivalents, short-term investments, trade receivables, accounts payable, long-term debt and derivative instruments approximate fair value.
Accruals for Loss Contingencies
     Contingencies, or uncertainties, by their nature, require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of loss. Accruals are established for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrual balances are reviewed and adjusted periodically based on management’s judgment of changes in specific facts and circumstances for each loss accrual. Key loss accruals for the company include product warranties, litigation, environmental exposures and self-insurance reserves.
New Accounting Standards
     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides tax relief to U.S. domestic manufacturers. The Financial Accounting Standards Board (FASB) directed its staff to issue Financial Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The special deduction should be considered by a company in measuring deferred taxes when the company is subject to graduated tax rates, and assessing whether a valuation allowance is necessary as required by SFAS 109. The adoption of this FSP did not have a material impact on our results of operations or financial position for fiscal 2005. The company believes that substantially all of its operations will qualify as “qualified production activities,” as defined, and is currently evaluating the effect that the FSP will have on its financial position and results of operations in subsequent years. The company believes the effect of FSP FAS 109-1 will be to lower income tax expense beginning in fiscal 2006.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, “Inventory Pricing”. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for the company beginning in fiscal 2006. The company does not expect SFAS No. 151 to have a material impact on its results of operations or financial position.
     During December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for the company beginning in fiscal 2006. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The company believes adoption of SFAS 123R will result in higher compensation expense beginning in fiscal 2006. The current estimated cost of all elements of stock-based compensation, including stock options, is $8,300,000 in fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share
     Basic earnings per share from continuing operations were computed by dividing income from continuing operations by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share include outstanding stock options and restricted shares. In accordance with SFAS No. 128, “Earnings Per Share,” diluted earnings per share from discontinued operations presented in the Consolidated Statements of Operations were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless of whether those amounts were anti-dilutive to their respective per share amounts. The reconciliation of basic earnings per share from continuing operations to diluted earnings per share from continuing operations is shown in the following table:

	{(In thousands, except per share data)
	Year Ended June 30,
	2005	2004	2003
Income from continuing operations	$42,696	$30,066	$21,206

Denominator for basic earnings per share-weighted average shares outstanding	19,788	19,609	19,481

Effect of dilutive securities:
Restricted shares and employee stock options	466	316	119

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under the incentive stock option plan and vesting of restricted shares using the treasury stock method	20,254	19,925	19,600

Basic earnings per share from continuing operations	$2.16	$1.53	$1.09

Diluted earnings per share from continuing operations	$2.11	$1.51	$1.08

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	-0-	730,000	1,413,000

Long-Term Debt

	(In thousands)
	June 30,
	2005	2004
Senior Notes	$195,000	$145,000
Revolving Credit Facility	—	10,300
Fair Value of Notes Payable	1,064	—
Fair Value of Interest Rate Swaps	4,463	1,558

	200,527	156,858
Less: Current Maturities	381	—

	$200,146	$156,858

     The company has issued $195,000,000 of Senior Notes (Notes). Of the Notes, $25,000,000 mature in fiscal 2008 and carry a coupon rate of 4.69%, $60,000,000 mature in fiscal 2009 and carry a coupon rate of 6.99%, $60,000,000 mature in fiscal 2012 and carry a coupon rate of 7.49%, and $50,000,000 mature in fiscal 2015 and carry a coupon rate of 6.28%.

     In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through June 15, 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At June 30, 2005, the fair value of the derivative was $4,477,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 15, 2007. This interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap. At June 30, 2005, the fair value of the derivative was a liability of $14,000 and is recorded in accrued liabilities and as a decrease in the fair value of long-term debt.
     At June 30, 2005, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. At June 30, 2005, there were no borrowings outstanding on the Facility and $2,945,000 of letters of credit were outstanding.
     In March 2005, the company issued $1,250,000 of notes payable in connection with an acquisition. The notes, which are payable in equal quarterly installments through March 2008 are non-interest bearing. The fair value of the notes at June 30, 2005 was $1,064,000.
     Both the Notes and the Facility require that the company maintain a specified minimum consolidated net worth and a maximum debt to capitalization ratio, based on terms defined in the respective agreements. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on terms defined in the respective agreements. Dividend payments and stock repurchases are limited to certain specified levels by the Facility agreement. At June 30, 2005, the company was in compliance with all these requirements.
Shareholders’ Equity
     Authorized common stock, par value $1.00, is 100,000,000 shares, of which 20,297,905 shares were issued at June 30, 2005. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.
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
     Product Warranties
     The company provides its customers with limited warranties on certain products. Limited warranties generally range from 20 to 50 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. During 2005, 2004 and 2003, the company recorded to expense $5,664,000, $3,313,000 and $2,853,000, respectively, in warranty claim settlements and reserves. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

     Changes in the company’s warranty liability during 2005 and 2004 were as follows:

	(In thousands)
	Year Ended June 30,
	2005	2004
Balance at beginning of year	$3,103	$2,675

Accrual for new warranties	2,954	1,725

Changes in estimates for pre-existing warranties	2,710	1,588

Warranty settlements during the year	(3,865)	(2,885)

Balance at end of year	$4,902	$3,103

Stock-Based Compensation
     In October 2004, shareholders approved the 2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan (Equity Incentive Compensation Plan). This plan and its predecessor plan, the 2002 ElkCorp Equity Incentive Compensation Plan, provided for grants of restricted stock to employees of the company. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow. Restricted shares granted in fiscal 2005 either vest 33 1/3% per year over a three-year restriction period or 20% per year over a five-year restriction period. Restricted shares granted in fiscal 2004 and 2003 generally vest 20% per year over a five-year restriction period. In fiscal 2005, 147,492 restricted shares were granted at market prices ranging from $23.21 to $39.60. In fiscal 2004, 12,320 restricted shares were granted at market prices ranging from $24.14 to $29.67. In fiscal 2003, 25,535 restricted shares were granted at market prices ranging from $15.45 to $20.40. At grant date, the value of restricted stock is reflected as unearned compensation in shareholders’ equity and is amortized over the applicable restriction period. In fiscal 2005, 2004 and 2003, compensation expense of $1,214,000, $96,000 and $39,000 was recognized relating to restricted stock awards, respectively. Compensation expense attributable to restricted shares is classified as selling, general and administrative expense.
     The company’s Equity Incentive Compensation Plan also provides for the granting of incentive and nonqualified stock options to directors, officers and key employees of the company for purchase of the company’s common stock. Stock options are generally granted for a ten-year term. Options granted to officers and key employees through fiscal 2005 generally vest ratably over three or five-year periods. Options granted to directors fully vest at grant date.
     Information relating to options is as follows:

					Weighted
	Number	Option Price			Average Option
	of Shares	Range per Share			Price per Share
Outstanding at June 30, 2002	1,701,646	$7.56	—	$34.25	$20.16
Granted	362,450	$15.45	—	$27.93	$27.16
Cancelled	(41,605)	$19.94	—	$27.93	$21.22
Exercised	(23,480)	$8.44	—	$20.07	$9.75

Outstanding at June 30, 2003	1,999,011	$7.56	—	$34.25	$21.51
Granted	391,385	$22.61	—	$25.60	$22.78
Cancelled	(24,596)	$10.72	—	$28.04	$24.75
Exercised	(218,988)	$8.33	—	$28.04	$15.20

Outstanding at June 30, 2004	2,146,812	$7.56	—	$34.25	$22.35
Granted	81,023	$23.21	—	$27.72	$24.03
Cancelled	(49,285)	$13.33	—	$34.25	$26.12
Exercised	(499,521)	$8.33	—	$28.04	$21.87

Outstanding at June 30, 2005	1,679,029	$7.56	—	$28.04	$22.47

     The following table summarizes information about options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted
Range of Exercise	Number	Remaining	Exercise	Number	Average
Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$7.56 – $19.99	473,555	4.42 yrs.	$17.31	416,355	$17.09
$20.00 – $24.99	681,278	7.35 yrs.	$21.88	254,119	$21.35
$25.00 – $28.04	524,196	6.09 yrs.	$27.88	345,951	$27.86
     At June 30, 2005, 2004 and 2003, options for 1,016,425, 1,176,124, and 1,100,815 shares were exercisable, respectively. A total of 1,475,713, 1,060,098, and 1,463,803 shares were reserved for future grants of stock options and restricted stock at June 30, 2005, 2004 and 2003, respectively.
     In December 2004, the company entered into Performance Stock Award agreements (PSA Agreements) granting performance stock awards (PSAs) to certain of the company’s officers and other key employees under the Equity Incentive Compensation Plan. The PSAs consist of a contingent right to receive whole shares of the company’s common stock if the company meets specified performance criteria. For the initial performance period, which is for the three-year period ending June 30, 2007, the performance criteria for 70% of the total PSA is based on the company’s return on equity (ROE) measured against all New York Stock Exchange (NYSE) listed companies, and 30% of the total PSA is based on the company’s total shareholder return (TSR), or stock appreciation plus dividends, measured against all NYSE listed companies.
     If the company achieves a predefined “target” during the three-year performance period ending June 30, 2007, a total of 139,630 shares will be issued. The maximum number of shares that can be issued for this performance period is 209,445 shares. In fiscal 2005, the awards were accounted for using variable accounting as prescribed by APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, performance shares are accounted for by charging a ratable portion of compensation expense during each accounting period based on the expected number of shares to be issued times the price of ElkCorp common stock at the end of each period. During fiscal 2005, $1,330,000 was charged to compensation expense (classified as selling, general and administrative expense) based on the estimated number of shares that will be issued at the end of the performance period ending June 30, 2007.
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
     It was never the company’s intention to issue SAR’s under the 1998 Plan. In keeping with the company’s original intent, effective August 13, 2002, the Compensation Committee of the Board of Directors terminated the availability of the relinquishment alternative under the 1998 Plan, thereby removing any question regarding the appropriateness of the accounting for these employee stock options thereafter. Based on this action, together with a decline in the company’s share price in early fiscal 2003, the company recorded a reversal of fiscal 2002 noncash stock option compensation expense of $5,378,000 ($3,496,000, net of tax, or $.18 per diluted share) in the first quarter of fiscal 2003.
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
     Since 1998, the Board of Directors annually has authorized total contributions of 5.0%, including forfeitures, of each participant’s annual compensation, as defined, split equally between the ESOP and 401(k) Plans. In addition, the company contributes an additional $.50 for every $1.00 of employee contributions into the 401(k) Plan limited to a maximum matching company contribution of 2% of an employee’s compensation. Total contributions charged to expense for these plans were $3,985,000, $3,633,000, and $3,434,000, in 2005, 2004 and 2003, respectively.
     Under the company’s Stock/Loan Plan, which became effective July 1, 1975, approximately 200 employees have been granted loans, based on a percentage of their salaries and the performance of their operating units, for the purpose of purchasing the company’s common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 2005 and 2004 totaling $2,963,000 and $2,321,000, respectively, are included in other assets. In compliance with certain provisions of the Sarbanes – Oxley Act of 2002, no loans were granted to executive officers of ElkCorp in either fiscal 2005 or 2004. In lieu of stock loans, 16,915 and 12,320 shares of restricted stock were granted to executive officers under the Equity Incentive Compensation Plan in fiscal 2005 and 2004, respectively.
Commitments and Contingencies
     The company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2019. Total rental expense was $5,081,000 in 2005, $3,993,000 in 2004, and $3,588,000 in 2003. At June 30, 2005, future minimum rental commitments under noncancelable operating leases, payable over the remaining lives of the leases, are:

(In thousands)
Minimum Rental
Fiscal Year	Commitments
2006	$3,836
2007	4,039
2008	3,637
2009	3,725
2010	3,934
Thereafter	21,338

Total	$40,509

     The company has no significant commitments for purchase orders or construction contracts at June 30, 2005.
     Chromium has engaged in limited remediation activities at the site of its former plating operation in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary clean up plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing clean-up to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.
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

     The company believes that current findings indicate that remediation activities will be similar to a plan utilized at another Chromium plant. This assessment, in conjunction with projections developed in finalizing the proposed RAP that are site specific, resulted in the company recording an accrued liability of $700,000 in fiscal 2005. Certain other scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company.
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
Accrued Liabilities
     Accrued liabilities consist of the following:

	{(In thousands)
	June 30,
	2005	2004
Product warranty reserves	$4,902	$3,103
Self-insurance reserves	1,221	1,855
Compensation and employee benefits	14,488	9,437
All other	10,560	9,897

	$31,171	$24,292

Acquisitions
     On October 16, 2002, a newly formed, wholly owned subsidiary of the company purchased substantially all of the assets of Advanced Composites Technologies, L.L.C. (ACT), a start-up stage manufacturer of advanced composite building products. The total purchase price was $2,224,000, plus contingent future earn-out payments based upon the profitability above certain thresholds of Elk Composite Building Products, Inc. The acquisition provides that for five years, the contingent earn-out amount is unlimited in amount and is calculated using a defined formula. The company is currently unable to estimate an amount for maximum potential payment in the first five years. If in the first five years, the total contingent earn-out payments are less than $12,725,000, the acquisition agreement provides that the obligation continues indefinitely based on the defined formula, limited however, so that total contingent payments cannot exceed this amount. If in the first five years the total earn-out payments exceed $12,725,000 the payment obligation would terminate under the agreement at the end of such five year period and no further payments are due. As of June 30, 2005, no earn-out payments have been earned or paid. There is no minimum future earn-out payment requirement. Further, the company’s earn-out agreement is the subject of a dispute and current legal proceedings brought against a principal of ACT and former officer of Elk Composite Building Products, Inc. Existing cash resources were used to fund the acquisition. Assets acquired included trade receivables, inventory, other current assets, property and equipment, patents and other intangibles. The operating results attributable to the acquired assets have been included in the company’s consolidated financial statements since the date of acquisition. ACT’s sales were not significant in its most recent fiscal year prior to acquisition.
     In March 2005, a subsidiary of the company purchased the principal assets of Railwayz, Inc. (Railwayz), a privately-held composite railing company whose products are complementary to the company’s composite decking products. The total purchase price was approximately $1,625,000, plus contingent future earn-out payments based on revenues for the first five years after acquisition with a maximum potential payment of $375,000. There is no minimum future earn-out payment requirement. Existing cash resources of $471,000 and a three-year non-interest bearing note were used to finance the acquisition. The purchase price was allocated to the tangible and intangible assets acquired. The operating results attributable to the acquired assets have been included in the company’s consolidated financial statements since the date of acquisition. Sales of Railwayz products in its most recent fiscal year prior to acquisition were not significant in amount.

     On August 25, 2005, a subsidiary of the company acquired RGM Products, Inc. (RGM), a Fresno, California based privately-held manufacturer of ridge and roofing related products. RGM’s products enhance the company’s roofing product accessory business and broaden its ridge product line. The total purchase price was approximately $35,000,000, which will be allocated to the tangible and intangible assets acquired. Existing cash resources of approximately $24,300,000 were used to fund the acquisition and approximately $10,700,000 of long-term debt and capital lease obligations were assumed. In its most recent fiscal year, RGM recorded $57,000,000 in sales. RGM’s operating results and financial position will be included in the company’s consolidated financial statements in fiscal 2006 as of the date of acquisition.
Discontinued Operations
     In fiscal 2004, company management and the Board of Directors concluded that the risk and prospects for future success of Cybershield did not justify the additional investment of capital and other resources that would be required to continue Cybershield’s operations. Accordingly, the decision was made to discontinue Cybershield and to sell its operations or its assets. The company had previously decided to sell Cybershield’s Canton, Georgia facility. In the first quarter of fiscal 2005, the company sold substantially all assets of Cybershield, excluding the Canton, Georgia facility, to the Cybershield management group for $1,293,000 in cash. The sale price approximated the carrying value of assets, net of assumed liabilities, at the date of sale. Also in the first quarter of fiscal 2005, the company recorded a pretax impairment charge of $651,000 on the remaining Canton assets. In the third quarter of fiscal 2005, the Canton land, building and certain equipment were sold for $2,750,000. The sales price approximated the carrying value of the assets sold.
     In early fiscal 2005 management and the Board of Directors concluded that Ortloff did not fit into the company’s focus on building products platforms and Ortloff was positioned for sale. In the fourth quarter of fiscal 2005, the company completed the sale of Ortloff to a financial buyer for approximately $13,600,000. The company will retain $4,400,000 in long-term license receivables and a portion of contingent license fees that could result in an additional $2,100,000 in future years. There is no assurance that any of the contingent license fees will be realized. ElkCorp will not participate in Ortloff’s management in any capacity. The purchaser will collect the retained long-term receivables on ElkCorp’s behalf for a service fee on all collected funds. The book value of receivables relating to Ortloff have been reduced to reflect the service fee to be paid and have been discounted to fair value at June 30, 2005. The effect of all financial matters relating to the disposal of Ortloff was a pretax gain of $6,484,000.
     In fiscal 2005, the company reported income from discontinued operations of $4,171,000, compared to a loss of $9,560,000 and income of $2,894,000, net of tax, in fiscal 2004 and 2003, respectively. Included in these amounts are write-downs of Cybershield’s net assets to estimated market value. In fiscal 2005, the aforementioned $651,000 write-down was recorded on the Canton, Georgia facility. In fiscal 2004, the pretax write-down of assets of Cybershield’s Lufkin facility totaled $10,496,000. A write-down of Cybershield’s Canton, Georgia assets of $1,850,000 was also recorded in fiscal 2004.
     Summary operating results of discontinued operations are as follows:

	(In thousands)
	Year Ended June 30,
	2005	2004	2003
Sales	$5,386	$15,101	$31,712
Cost of sales	1,039	11,173	19,624
Selling, general and administrative	3,369	6,197	7,396
Write-down of assets	651	12,346	—

Operating income (loss)	327	(14,615)	4,692
Gain on disposal	6,484	—	—

Income (loss) from discontinued operation	6,811	(14,615)	4,692
Income tax provision (benefit)	2,640	(5,055)	1,798

Net income (loss) from discontinued operations	$4,171	$(9,560)	$2,894

Financial Information By Company Segments

	(In thousands)
	Year Ended June 30,
	2005	2004	2003
Sales
Premium Roofing Products	$732,674	$549,052	$465,762
Composite Building Products	19,425	8,524	1,240
Other, Technologies	9,620	8,465	7,432
Corporate	—	—	—

	$761,719	$566,041	$474,434

Income from Continuing Operations
Premium Roofing Products	$107,690	$69,292	$48,669
Composite Building Products	(11,822)	(2,262)	(2,768)
Other, Technologies	(1,231)	(100)	(511)
Corporate	(16,789)	(13,584)	(5,389)

	77,848	53,346	40,001
Interest expense, net and other	(10,365)	(5,311)	(5,977)

Income from continuing operations before income taxes	$67,483	$48,035	$34,024

Identifiable Assets
Premium Roofing Products	$439,682	$405,063	$366,636
Composite Building Products	51,988	23,183	9,474
Other, Technologies	9,176	8,017	7,456
Corporate	107,812	27,506	28,039
Discontinued Operations	4,911	16,939	30,686

	$613,569	$480,708	$442,291

Depreciation and Amortization
Premium Roofing Products	$18,511	$14,216	$13,602
Composite Building Products	1,055	419	136
Other, Technologies	689	682	660
Corporate	3,604	2,733	2,825

	$23,859	$18,050	$17,223

Capital Expenditures
Premium Roofing Products	$11,753	$52,043	$43,718
Composite Building Products	24,482	3,836	3,810
Other, Technologies	272	260	193
Corporate	1,744	6,745	1,412

	$38,251	$62,884	$49,133

Product Sales
     The following table summarizes sales from continuing operations by product category, excluding intercompany sales:

	(In thousands)
	Year Ended June 30,
	2005	2004	2003
Premium shingles and accessories	$691,637	$516,078	$435,036
Performance nonwoven fabrics	41,037	32,974	30,726
Composite building products	19,425	8,524	1,240
Hard chrome and other surface finishes	9,209	8,339	7,417
Other	411	126	15

	$761,719	$566,041	$474,434

Income Taxes
     The company’s effective tax rate was 36.7% in 2005, 37.4% in 2004, and 37.7% in 2003. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:

	Year Ended June 30,
	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal tax effect	1.7%	2.1%	2.3%
Miscellaneous items	—	.3%	.4%

	36.7%	37.4%	37.7%

Components of the income tax provisions consist of the following:

	(In thousands)
	Year Ended June 30,
	2005	2004	2003
Federal:
Current	$17,787	$5,558	$5,522
Deferred, net	5,812	11,340	6,382
State	1,188	1,071	914

	$24,787	$17,969	$12,818

The significant components of the company’s deferred tax assets and liabilities are summarized below:

	(In thousands)
	Year Ended June 30,
	2005	2004	2003
Deferred tax assets:
Accrued liabilities, difference in expense recognition	$3,759	$2,967	$2,648
Receivables, bad debt reserve	243	314	360
Inventories, difference in capitalization	2,009	2,318	1,179
Nonqualified deferred compensation plan	806	679	525
Asset impairment	123	4,030	861
Stock based compensation	897	46	—
Other	12	42	71

	7,849	10,396	5,644

Deferred tax liabilities:
Fixed assets, primarily depreciation method differences and deferred testing costs	(52,119)	(45,611)	(38,412)
Deferred license fees	(1,263)	(3,037)	(2,122)

	(53,382)	(48,648)	(40,534)

Net deferred tax liability	$(45,533)	$(38,252)	$(34,890)

     In August 2003, the Internal Revenue Service (IRS) completed audits of the company’s consolidated tax returns through fiscal 2001. A notice of proposed adjustment disallowing the timing of certain deductions for tax years 1998 through 2001 was rendered in connection with these audits. In December 2003, the company reached a tentative agreement with the local office of the IRS. The tentative agreement had no impact on net income or earnings per share. The deferred tax balance and income tax receivable were each reduced by approximately $400,000 to reflect the tentative agreement. In the fourth quarter of fiscal 2005, the company received all income tax refunds due from the IRS relating to the tentative agreement. Although no final notice has been received from the IRS, the company believes that the receipt of all applicable refunds indicates that this matter is substantially closed.

     The company has state net operating losses (NOL) at certain of its subsidiary companies. In some instances there is no assurance that the benefits of these NOL’s will be realized. Valuation reserves, which are immaterial in amount, are recorded for the state deferred tax assets pertaining to those subsidiaries.
Quarterly Summary of Operations
(Unaudited, in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Sales	$163,012	$159,289	$194,099	$120,771	$201,871	$130,137	$202,737	$155,844

Gross Profit	29,590	32,917	41,202	24,969	43,932	24,861	33,070	30,081

Income (Loss) from:
Continuing Operations	7,660	10,394	14,198	6,119	14,123	5,762	6,715	7,791

Discontinued Operations	(851)	(1,257)	128	(6,962)	1,174	(1,704)	3,720	363

Net Income (Loss)	$6,809	$9,137	$14,326	$(843)	$15,297	$4,058	$10,435	$8,154

Net Income (Loss) Per Share:

Continuing Operations –
Basic	$.39	$.53	$.72	$.31	$.71	$.30	$.34	$.39
Diluted	$.38	$.52	$.70	$.31	$.69	$.29	$.33	$.39

Discontinued Operations –
Basic	$(.04)	$(.06)	$.01	$(.35)	$.06	$(.09)	$.18	$.02
Diluted	$(.04)	$(.06)	$.01	$(.35)	$.06	$(.09)	$.18	$.02

Net Income (Loss)								–
Basic	$.35	$.47	$.73	$(.04)	$.77	$.21	$.52	$.41
Diluted	$.34	$.46	$.71	$(.04)	$.75	$.20	$.51	$.41

In the fourth quarter of fiscal 2005, we sold Ortloff, a component of Other, Technologies. Consequently, the financial data related to Ortloff is classified as a discontinued operation in the consolidated financial statement for all periods presented in this Form 10-K and in the above quarterly data table. In our previously filed Form 10-Q for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005, Ortloff was not reported as a discontinued operation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
Board of Directors and
Shareholders of ElkCorp
     We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of ElkCorp and subsidiaries referred to in our report dated August 30, 2005, which is included in this Annual Report on Form 10-K for the year ended June 30, 2005. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II – Consolidated Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements take as a whole.

/s/ Grant Thornton LLP Grant Thornton LLP
Dallas, Texas
August 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors
of ElkCorp:
     Our audits of the consolidated financial statements referred to in our report dated August 30, 2004, except for changes in presentation as noted in footnotes titled “Discontinued Operations” and “Financial Information by Company Segments,” as to which the date is August 30, 2005, appearing in the 2005 Annual Report on Form 10-K of ElkCorp also included an audit of the financial statement schedule for the years ended June 30, 2004 and 2003, listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Dallas, Texas
August 30, 2004

ELKCORP AND SUBSIDIARIES
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

	(Dollars in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions		Deductions
	Balance at	Charged to		For Purposes For
	Beginning of	Costs and		Which Reserves	Balance at
Description	Period	Expenses	Other	Were Created	End of Period
Year Ended June 30, 2005

CONSOLIDATED:

Allowance for doubtful accounts	$605	$358	$—	$(268)	$695

Allowance for inventory obsolescence	$262	$—	$—	$—	$262

Year Ended June 30, 2004

CONSOLIDATED:

Allowance for doubtful accounts	$935	$83	$(175)	$(238)	$605

Allowance for inventory obsolescence	$262	$—	$—	$—	$262

Year Ended June 30, 2003

CONSOLIDATED:

Allowance for doubtful accounts	$690	$282	$—	$(37)	$935

Allowance for inventory obsolescence	$126	$136	$—	$—	$262

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               On September 13, 2004, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. On the same date, Grant Thornton LLP was engaged to succeed PricewaterhouseCoopers LLP on matters of accounting and financial disclosure as reported on our Current Report on Form 8-K, which was filed on September 17, 2004.
Item 9A. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to ElkCorp (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

b)	Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting as of June 30, 2005, is presented on page 24 of this Annual Report on Form 10-K. The report of our independent registered public accounting firm, Grant Thornton LLP, with respect to management’s assessment of internal control over financial reporting is presented on page 25 of this Annual Report on Form 10-K.

c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning our Directors required by this item is incorporated herein by reference to the material under the caption “Election of Directors” of our Proxy Statement (Proxy Statement) for the October 25, 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. Information concerning our Audit Committee and determination by the Board of Directors that at least one member of the Audit Committee qualifies as an “Audit Committee Financial Expert” is incorporated herein by reference to the material under the caption “Audit Committee Report” of the Proxy Statement. Information concerning compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the material under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement. Information concerning Executive Officers of ElkCorp is contained in Part 1 of this report in Item 4A, under the caption “Executive Officers of the Registrant.”
Code of Conduct and Ethics in Financial Reporting:
     Since May 1979, we have maintained General Policy D-2, a code of conduct requiring employees to comply with laws, conduct themselves ethically and avoid improper conflicts of interest. Annually, we require our employees to report to our internal auditor on their compliance with code of conduct. In September 2004, the Company adopted a new code of conduct for directors and employees. The current version of the code of conduct, which has been approved by our Board of Directors and Audit Committee, is published on our website at www.elkcorp.com.
     To supplement the code of conduct that binds each of our employees, we also have obtained a formal written commitment from each ElkCorp financial officer and its chief executive officer to abide by a code of ethics setting forth standards of ethical conduct for the preparation and review of the Company’s financial statements and reports. This code is published on our website at www.elkcorp.com, and has received the review and approval of our Board of Directors and Audit Committee.
     We also have retained an independent third party to maintain a toll-free confidential “hotline” for employees to report any accounting or auditing concerns they may have. Any such concerns are reported by the third-party agency directly to the Company’s General Counsel, without identifying the reporting employee and without screening any accounting or auditing concerns. In turn, the General Counsel is required to report any such concerns directly to the Chairman of the Audit Committee.
     We intend to disclose future amendments to, or waivers from, provisions of our codes of conduct and ethics on our website at www.elkcorp.com within four business days following the date of such amendment or waiver.
Item 11. Executive Compensation
     The information required by this item is incorporated herein by reference to the information under the captions “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated herein by reference to the information under the caption “ElkCorp Stock Ownership” and “Equity Compensation Plan Information” of the Proxy Statement.
Item 13. Certain Relationships and Related Transactions
     Information required by this item is incorporated herein by reference to the material under the captions “Compensation Committee Interlocks and Insider Participation,” “Change-in-Control (Severance) Agreements” and “Stock/Loan Balances” of the Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated herein by reference to the information under the caption “Independent Registered Public Accounting Firm Fee Information” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements

		The following financial statements of the company are set forth in Item 8 of this Annual Report on Form 10-K:

Management’s Annual Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at June 30, 2005 and 2004
Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2005, 2004 and 2003
Summary of Significant Accounting Policies
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

		Reports of Independent Registered Public Accounting Firms Schedule II — Consolidated Valuation and Qualifying Accounts

		All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

	3.	Executive Compensation Plans and Arrangements

		The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this report:
1.	Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.2 in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

2.	2004 ElkCorp Amended and Restated Equity Incentive Compensation Plan filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit B in the Registrant’s Proxy Statement dated September 17, 2004 (File 1-5341).

3.	Deferred Compensation Plan filed as Exhibit 10.3 hereto and incorporated by reference to Exhibit 10.4 in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

4.	Form of Executive Agreement filed as Exhibit 10.1 in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

Exhibits

**3.1	The Restated Certificate of Incorporation of the company, filed as Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

**3.2	Certificate of Amendment to Certificate of Incorporation dated December 2, 1998, filed as Exhibit 3.11 to the company’s Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 1-5341).

**3.3	Bylaws of the company, as amended, filed as Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-5341).

**4.1	Form of Rights Agreement dated as of July 7, 1998, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibits A and B thereto the Forms of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, Rights Certificate, filed as Exhibit 4.1 to the company’s Form 8-K dated May 26, 1998 (File No. 1-5341).

**4.2	Credit Agreement dated as of November 30, 2000 among the company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

**4.3	First Amendment to Credit Agreement dated as of March 31, 2001 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.13 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

**4.4	Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior Notes as filed as Exhibit 4.14 in the company’s Form 8-K dated June 10, 2002 (File No. 1-5341).

**4.5	Note Purchase Agreement dated as of March 1, 2003 for the sale of $25,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.15 to the company’s Form 8-K dated March 18, 2003 (File No. 1-5341).

**4.6	Second Amendment to Credit Agreement dated as of June 5, 2002 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.16 in to the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.7	Third Amendment to Credit Agreement dated as of February 20, 2003 among the company, Bank One, N.A., as Documentation Agent, Wachovia Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.17 in the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.8	Fourth Amendment to Credit Agreement dated as of March 7, 2003, among the company, Bank One, N.A., as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.18 in the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.9	Fifth Amendment to Credit Agreement dated as of December 5, 2003 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders, filed as Exhibit 4.19 in the company’s Quarterly Report on Form 10-Q in the quarter ended December 31, 2003 (File No. 1-5341).

**4.10	Note Purchase Agreement dated as of June 15, 2004 for the sale of $50,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.19 in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (File No. 1-5341).

*4.11	Sixth Amendment to Credit Agreement dated as of May 27, 2005 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders.

*4.12	Seventh Amendment to Credit Agreement dated as of August 12, 2005 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders.

**10.1	Form of Executive Agreement filed as Exhibit 10.1 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.2	Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.3	Deferred Compensation Plan filed as Exhibit 10.4 in the company’s Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

**10.4	2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan filed as Exhibit B in the company’s Proxy Statement dated September 17, 2004 (File 1-5341).

**10.5	Form of Performance Stock Award Agreement filed as Exhibit 10.1 to the company’s Form 8-K dated December 10, 2004 (File No. 1-5341).

*10.6	Asset Purchase Agreement dated May 31, 2005 by and among Elk Technology Group, Inc., OEL, Ltd., d.b.a. “Ortloff Engineers, Ltd.,” and Torgo Ltd.

*10.7	Purchase Agreement dated August 25, 2005 by and among Elk Premium Building Products, Inc. and Joseph and Susan Pressutti, both individually and as trustees of the Pressutti Family Trust.

** 16	PricewaterhouseCoopers’ Letter to the Commission dated September 17, 2004, filed as Exhibit 16.1 to the company’s Form 8-K dated September 13, 2004 (File No. 1-5341).

* 21	Subsidiaries of the Registrant.

* 23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

* 23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Securities and Exchange Commission as a part of the 2005 Annual Report on Form 10-K.

**	Incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ElkCorp

Date September 6, 2005	By	/s/ Gregory J. Fisher

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

Signature	Title	Date
/s/ Thomas D. Karol Thomas D. Karol	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 6, 2005

/s/ Richard A. Nowak Richard A. Nowak	President, Chief Operating Officer and Director	September 6, 2005

/s/ Gregory J. Fisher Gregory J. Fisher	Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer)	September 6, 2005

/s/ Leonard R. Harral Leonard R. Harral	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	September 6, 2005

/s/ James E. Hall James E. Hall	Director	September 6, 2005

/s/ Dale V. Kesler Dale V. Kesler	Director	September 6, 2005

/s/ Shauna R. King Shauna R. King	Director	September 6, 2005

/s/ Michael L. McMahan Michael L. McMahan	Director	September 6, 2005

/s/ David W. Quinn David W. Quinn	Director	September 6, 2005

INDEX TO EXHIBITS

**3.1	The Restated Certificate of Incorporation of the company, filed as Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

**3.2	Certificate of Amendment to Certificate of Incorporation dated December 2, 1998 filed as Exhibit 3.11 to the company’s Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 1-5341).

**3.3	Bylaws of the company, as amended, filed as Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-5341).

**4.1	Form of Rights Agreement dated as of July 7, 1998, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibits A and B thereto the Forms of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, Rights Certificate, filed as Exhibit 4.1 to the company’s current Report on Form 8-K dated May 26, 1998 (File No. 1-5341).

**4. 2	Credit Agreement dated as of November 30, 2000 among the company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

**4.3	First Amendment to Credit Agreement dated as of March 31, 2001 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.13 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

**4.4	Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior Notes as filed as Exhibit 4.14 in the company’s Form 8-K dated June 10, 2002 (File No. 1-5341).

**4.5	Note Purchase Agreement dated as of March 1, 2003 for the sale of $25,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.15 to the company’s current Report on Form 8-K dated March 18, 2003 (File No. 1-5341).

**4.6	Second Amendment to Credit Agreement dated as of June 5, 2002 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer filed as Exhibit 4.16 in to the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.7	Third Amendment to Credit Agreement dated as of February 20, 2003 among the company, Bank One, N.A., as Documentation Agent, Wachovia Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.17 in the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.8	Fourth Amendment to Credit Agreement dated as of March 7, 2003, among the company, Bank One, N.A., as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.18 in the company’s Quarterly Report on Form 10-Q in the quarter ended March 31, 2003 (File No. 1-5341).

**4.9	Fifth Amendment to Credit Agreement dated as of December 5, 2003 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders, filed as Exhibit 4.19 in the company’s Quarterly Report on Form 10-Q in the quarter ended December 31, 2003 (File No. 1-5341).

**4.10	Note Purchase Agreement dated as of June 15, 2004 for the sale of $50,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.19 in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (File No. 1-5341).

*4.11	Sixth Amendment to Credit Agreement dated as of May 27, 2005 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders.

*4.12	Seventh Amendment to Credit Agreement dated as of August 12, 2005 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders.

**10.1	Form of Executive Agreement filed as Exhibit 10.1 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.2	Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.3	Deferred Compensation Plan filed as Exhibit 10.4 in the company’s Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

**10.4	2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan filed as Exhibit B in the company’s Proxy Statement dated September 17, 2004 (File 1-5341).

**10.5	Form of Performance Stock Award Agreement filed as Exhibit 10.1 to the company’s Form 8-K dated December 10, 2004 (File No. 1-5341).

*10.6	Asset Purchase Agreement dated May 31, 2005 by and among Elk Technology Group, Inc., OEL, Ltd., d.b.a. “Ortloff Engineers, Ltd.,” and Torgo Ltd.

*10.7	Purchase Agreement dated August 25, 2005 by and among Elk Premium Building Products, Inc. and Joseph and Susan Pressutti, both individually and as trustees of the Pressutti Family Trust.

** 16	PricewaterhouseCoopers’ Letter to the Commission dated September 17, 2004, filed as Exhibit 16.1 to the company’s Form 8-K dated September 13, 2004 (File No. 1-5341).

* 21	Subsidiaries of the Registrant.

* 23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

* 23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Securities and Exchange Commission as a part of the 2005 Annual Report on Form 10-K.

**	Incorporated by reference.