Form 10-Q
period 2005-09-30
ELKCORP
filed 2005-11-08
CIK 32017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2005
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.      No ☑.
     As of close of business on October 31, 2005, the Registrant had outstanding 20,410,910 shares of Common Stock, par value $1 per share.

ElkCorp and Subsidiaries
For The Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELKCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands, except share data)

	September 30,	June 30,
Assets	2005	2005
Current Assets
Cash and cash equivalents	$9,934	$9,261
Short-term investments	54,887	69,160
Trade receivables, less allowance of $631 and $695	150,241	148,928
Inventories	75,515	71,467
Prepaid expenses and other	8,838	8,223
Deferred income taxes	8,281	7,849
Discontinued operations	2,434	1,193

Total current assets	310,130	316,081

Property, Plant and Equipment, at cost	463,026	440,989
Less — Accumulated depreciation	(166,543)	(156,901)

Property, plant and equipment, net	296,483	284,088

Goodwill and Intangible Assets	21,939	2,186
Other Assets	6,358	7,496
Discontinued Operations — Noncurrent	2,423	3,718

	$637,333	$613,569

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$54,979	$56,742
Accrued liabilities	38,706	31,171
Current maturities on long-term debt	963	381
Discontinued operations	937	937

Total current liabilities	95,585	89,231

Long-Term Debt	204,853	200,146

Deferred Income Taxes	53,598	53,382

Commitments and Contingencies

Shareholders’ Equity
Common stock ($1 par, 20,394,826 and 20,297,905 shares issued)	20,395	20,298
Paid-in capital	80,477	70,412
Unearned compensation – stock-based compensation	(12,757)	(5,620)
Retained earnings	195,895	186,388

	284,010	271,478
Less — Treasury stock (20,415 and 22,761 shares, at cost)	(713)	(668)

Total shareholders’ equity	283,297	270,810

	$637,333	$613,569

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended
	September 30,
	2005	2004
Sales	$215,857	$163,012

Cost and Expenses
Cost of sales	176,129	133,422
Selling, general and administrative	20,106	15,181

Operating Income from Continuing Operations	19,622	14,409

Interest Expense and Other, Net	2,857	2,094

Income From Continuing Operations Before Income Taxes	16,765	12,315
Provision for income taxes	6,238	4,655

Income From Continuing Operations	10,527	7,660
Loss From Discontinued Operations, Net of Income Taxes	—	(851)

Net Income	$10,527	$6,809

Income (Loss) Per Share – Basic
Continuing operations	$.52	$.39
Discontinued operations	—	(.04)

Net income	$.52	$.35

Income (Loss) Per Share – Diluted
Continuing operations	$.51	$.38
Discontinued operations	—	(.04)

Net income	$.51	$.34

Dividends Per Common Share	$.05	$.05

Average Common Shares Outstanding (000’s)
Basic	20,185	19,671

Diluted	20,576	19,915

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Three Months Ended
	September 30,
	2005	2004
Cash Flows From Operating Activities
Income from continuing operations	$10,527	$7,660
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	5,900	5,619
Deferred income taxes	(388)	4,939
Stock-based compensation	1,936	273
Changes in assets and liabilities, net of acquisition:
Trade receivables	5,883	2,583
Inventories	2,861	(1,993)
Prepaid expenses and other	(286)	—
Accounts payable and accrued liabilities	(7,390)	(4,210)

Net cash provided by continuing operations	19,043	14,871
Net cash provided by discontinued operations	54	1,480

Net cash provided by operating activities	19,097	16,351

Cash Flows From Investing Activities

Additions to property, plant and equipment	(3,941)	(9,840)
Purchases of short-term investments	(114,230)	—
Sales and redemptions of short-term investments	128,503	—
Acquisition, net of cash acquired	(24,285)	—
Other, net	(895)	(764)

Net cash used for investing activities	(14,848)	(10,604)

Cash Flows From Financing Activities

Repayments on Revolving Credit Facility, net	—	(5,300)
Payments on other borrowings	(3,601)	—
Dividends paid on common stock	(1,020)	(999)
Purchases of common stock	(1,431)	—
Exercises of stock options	2,476	573

Net cash used for financing activities	(3,576)	(5,726)

Net Increase in Cash and Cash Equivalents	673	21

Cash and Cash Equivalents at Beginning of Year	9,261	273

Cash and Cash Equivalents at End of Period	$9,934	$294

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
     The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended September 30, 2005 and 2004. Because of seasonal, weather-related conditions in some of the company’s market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.
Note 2 – Company Segments
     ElkCorp’s primary strategic focus is on its building products platforms, which consist of Elk Premium Building Products, Inc. and its operating subsidiaries. The Premium Roofing Products segment manufactures premium laminated fiberglass asphalt shingles and accessory products. The segment includes the newly acquired RGM Products, Inc., which manufactures high-profile hip and ridge and other roofing related products. The Composite Building Products segment manufactures composite wood decking, railing, marine dock, fencing and other OEM products. The Specialty Fabric Technologies segment is a marketing operation developed to create brand awareness and promote increased sales of Elk’s nonwoven specialty fabric products, which includes external sales of coated and uncoated nonwoven fabrics used in fire barrier technologies, various applications for other industries, and in asphalt shingles. Fire barrier technologies feature VersaShield fire retardant coatings designed for use in bedding, home furnishings, and other consumer products. The Surface Finishes segment includes hard chrome and other finishes designed to extend the life of steel machinery components operating in abrasive environments. In prior periods, fire barrier technologies and the Surface Finishes segment were combined and shown as Other, Technologies. External sales of coated and uncoated nonwoven fabrics were previously included in the Premium Roofing Products segment.
     In fiscal 2005, both Cybershield, Inc. (Cybershield) and Ortloff Engineers, LTD (Ortloff) were sold. Both companies are reported as discontinued operations in all periods presented.
     Financial information by company segment is summarized as follows:

	(In thousands)
	Three Months Ended
	September 30,
	2005	2004
Sales from Continuing Operations
Premium Roofing Products	$194,717	$147,593
Composite Building Products	5,080	2,983
Specialty Fabric Technologies	13,744	10,003
Surface Finishes	2,316	2,433

	$215,857	$163,012

Operating Profit (Loss) from Continuing Operations
Premium Roofing Products	$27,559	$17,779
Composite Building Products	(4,120)	(717)
Specialty Fabric Technologies	1,510	698
Surface Finishes	273	327
Corporate and Other	(5,600)	(3,678)

	19,622	14,409
Interest expense and other, net	2,857	2,094

Income from continuing operations before income taxes	$16,765	$12,315

Note 3 – Cash Equivalents and Short-Term Investments
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
     Note 4 – Earnings Per Share
     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options and unvested restricted shares. In accordance with SFAS No. 128, “Earnings per Share,” diluted earnings (or loss) per share from discontinued operations presented on the Consolidated Statements of Operations were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless of whether those amounts were anti-dilutive to their respective basic per share amounts. Performance share awards have been excluded from the calculation of diluted earnings per share, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	(In thousands,
	except per share data)
	Three Months Ended
	September 30,
	2005	2004
Income from continuing operations	$10,527	$7,660

Denominator for basic earnings per share – weighted average shares outstanding	20,185	19,671

Effect of dilutive securities:
Unvested restricted shares and outstanding stock options	391	244

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under incentive stock option plan and vesting of restricted shares using the treasury stock method	20,576	19,915

Basic earnings per share from continuing operations	$.52	$.39

Diluted earnings per share from continuing operations	$.51	$.38

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	—	730

Note 5 – Inventories
  Inventories consist of the following:

	(In thousands )
	September 30,	June 30,
	2005	2005
Raw materials	$15,525	$15,380
Work-in-process	164	219
Finished goods	59,826	55,868

	$75,515	$71,467

Note 6 – Long-Term Debt
  Long-term debt is summarized as follows:

	(In thousands)
	September 30,	June 30,
	2005	2005
Senior Notes	$195,000	$195,000
Revolving Credit Facility	—	—
Fair value of interest rate swaps	2,575	4,463
Other debt	8,241	1,064

	205,816	200,527
Less: Current maturities	963	381

	$204,853	$200,146

     The company has issued Senior Notes (Notes) summarized as follows (in thousands):

Principal
Amount	Maturity	Interest Rate

$25,000	July 2007	4.69%
$60,000	June 2009	6.99%
$60,000	June 2012	7.49%
$50,000	November 2014	6.28%

$195,000

     In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through June 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At September 30, 2005, the fair value of the derivative was $2,878,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 2007. This interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap. At September 30, 2005, the fair value of the derivative was a liability of $303,000 and is recorded in accrued liabilities and as a decrease in the fair value of long-term debt.
     At September 30, 2005, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. At September 30, 2005, there were no borrowings outstanding on the Facility and $3,852,000 of letters of credit were outstanding.
     Both the Notes and the Facility require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited to certain specified levels by the Facility. At September 30, 2005, the company was in compliance with all requirements.

     Other debt includes various mortgage debt and notes payable assumed in connection with acquisitions. The majority of these obligations, which included both fixed rate and variable rate instruments, are secured by liens on the assets acquired, and are due at various dates through June 2020.
Note 7 – Stock-Based Compensation
     The Compensation Committee of the Board of Directors has established a current philosophy of awarding the corporate officers 75% of a long-term incentive compensation award in the form of performance shares (as described below) and 25% in the form of stock options, with three-year vesting and a ten-year term. Other key employees receive their long-term incentive compensation in the form of awards of performance shares and stock loan grants. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the shareholder approved 2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan (Equity Incentive Compensation Plan). This plan provides for grants of stock options, performance shares and restricted stock.
Stock Options -
     The company’s Equity Incentive Compensation Plan provides for the granting of incentive and nonqualified stock options to directors, officers and key employees of the company for purchase of the company’s common stock. Stock options are generally granted for a ten-year term. Options granted to officers and key employees generally vest ratably over three-year or five-year periods. Options granted to directors fully vest at grant date. Options granted prior to July 1, 2005 to employees who have reached retirement age are amortized over the applicable vesting period until such time that they announce their intention to retire. At that time, remaining unrecognized compensation is recorded as compensation expense.
     Prior to fiscal 2006, the company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Effective July 1, 2005, the company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123 (R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the quarter ended September 30, 2005, the following assumptions were used:

Dividend yield:	0.85%
Risk-free interest rate:	4.07%
Expected market price volatility:	.41
Expected life of options:	8 years
Fair value of grants:	$13.49
     For the quarter ended September 30, 2005, the company recorded $1,076,000 for stock-based compensation expense related to stock option grants. This amount is recorded in selling, general and administrative expense. The company issues treasury shares, if available, to satisfy stock option exercises. If treasury shares are unavailable, new shares are issued.
     At September 30, 2005, there is $4,954,000 of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, $3,021,000 will be recognized in fiscal 2006 and $1,933,000 are recognized in subsequent years through fiscal 2008. Beginning July 1, 2005, any tax deductions in excess of recognized compensation costs will be reported as financing cash flows rather than operating cash flows as was prescribed prior to the adoption of SFAS 123(R). There were no excess tax benefits from the exercise of stock options in the first quarter of fiscal 2006 or 2005.
Performance Stock Awards -
     In December 2004 and July 2005, the company entered into Performance Stock Award agreements (PSA Agreements) granting performance stock awards (PSAs) to certain of the company’s officers and other key employees under the Equity Incentive Compensation Plan. The PSAs consist of a contingent right to receive whole shares of the company’s common stock if the company meets specified performance criteria over a three-year performance period. The performance criteria for 70% of the total PSA is based on the company’s return on equity (ROE) measured against all New York Stock Exchange (NYSE) listed companies, and 30% of the total PSA is based on the company’s total shareholder return (TSR), or stock appreciation plus dividends, measured against all NYSE listed companies.

     If the company achieves a predefined “target” at the end of the three-year performance period ending June 30, 2007, a total of 139,630 shares will be issued. The maximum number of shares that can be issued for this performance period is 209,445 shares. For the three-year performance period ending June 30, 2008, 123,340 shares will be issued if “target” is achieved. The maximum number of shares that can be issued for this second performance period is 185,010 shares. Prior to July 1, 2005, the initial award was accounted for using variable accounting as prescribed by APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, performance shares were accounted for by charging a ratable portion of compensation expense during each accounting period based on the expected number of shares to be issued times the price of ElkCorp common stock at the end of each period. Beginning July 1, 2005, all performance shares are accounted for in accordance with the provisions of FAS 123(R). During the three-month period ended September 30, 2005, $526,000 was charged to compensation expense for performance shares, based on the estimated number of shares that will be issued at the end of the applicable performance periods. There was no compensation expense for performance shares in the quarter ended September 30, 2004.
Restricted Stock –
     The Equity Incentive Compensation Plan also provides for grants of restricted stock to directors and employees of the company. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow. Restricted shares either vest 33 1/3% per year over a three-year restriction period or 20% per year over a five-year restriction period. In the quarter ended September 30, 2005, 16,990 restricted shares were granted at $30.18 per share. At grant date, the value of restricted stock is reflected as unearned compensation in shareholders’ equity and is amortized over the applicable restriction period. Restricted stock issued to directors vest in full three years after grant date. In the periods ended September 30, 2005 and 2004, compensation expense of $334,000 and $273,000, respectively, was recognized relating to restricted stock awards. Compensation expense attributable to restricted shares is classified as selling, general and administrative expense.
Prior Year Pro Forma Disclosure -
     If compensation cost for stock-based compensation plans had been determined for the three-month period ended September 30, 2004 using the fair value method, pro forma net income, stock option compensation expense and basic and diluted earnings per common share would have been as follows:

(In thousands,
except per share data)
Three Months Ended
September 30, 2004
Net income as reported	$6,809

Add: Stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(608)

Pro forma earnings	$6,201

Earnings per common share:
Basic – as reported	$.35

Basic – pro forma	$.32

Diluted – as reported	$.34

Diluted – pro forma	$.31

Note 8 – Shareholders’ Equity
     Following is a table of shareholders’ equity activity from June 30, 2005 to September 30, 2005 that identifies, among other things, the impact of restricted stock, stock options and performance stock on the company’s equity accounts.

		Additional				Total
	Common	Paid-in	Unearned	Retained	Treasury	Shareholders’
($ in thousands)	Stock	Capital	Compensation	Earnings	Stock	Equity
Balance, June 30, 2005	$20,298	$70,412	$(5,620)	$186,388	$(668)	$270,810
Net income	—	—	—	10,527	—	10,527
Stock option grants	—	6,030	(6,030)	—	—	—
Exercises of stock options	97	1,001	—	—	1,377	2,475
Stock option vesting	—	—	1,076	—	—	1,076
Restricted stock grants	—	513	(513)	—	—	—
Restricted stock vesting	—	—	334	—	—	334
Performance stock grants	—	2,331	(2,331)	—	—	—
Performance stock amortization	—	—	526	—	—	526
Purchases of treasury stock	—	—	—	—	(1,431)	(1,431)
Dividends	—	—	—	(1,020)	—	(1,020)
Other	—	190	(199)	—	9	—

Balance, September 30, 2005	$20,395	$80,477	$(12,757)	$195,895	$(713)	$283,297

Note 9 – Product Warranties
     The company provides its customers with limited warranties on certain products. Limited warranties relating to products sold by the Premium Roofing Products segment generally range from 30 to 50 years and the warranties relating to Composite Building Products are generally for 20 years. Warranties relating to Specialty Fabric Technologies and Surface Finishes are not significant to their operations. Warranty reserves are established based on known or probable claims, together with historical experience factors. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the company’s warranty liability during the current year period were as follows:

(In thousands)	Warranty Liability
Balance, June 30, 2005	$4,902
Balance of acquired business	167
Accrued for new warranties	483
Changes in estimates for pre-existing warranties	660
Warranty settlements during the year	(946)

Balance, September 30, 2005	$5,266

Note 10 – Environmental Risk
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
     We and our subsidiaries are also subject to Environmental Laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal, and other releases of hazardous substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act

(CERCLA or Superfund) and similar state laws that impose liability — without a showing of fault, negligence, or regulatory violations — for the generation, transportation or disposal of hazardous substances that have caused, or may cause, environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to the contamination of such property. From time to time, we or our subsidiaries may incur such remediation and related costs at company-owned plants and certain offsite locations maintained by other parties.
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
     In fiscal 2004, Chromium completed a supplemental groundwater and soil assessment at the Lufkin facility. The assessment further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (APAR) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination was necessary. Chromium has received approval from the TCEQ for a Remediation Action Plan that describes remediation activities and engineering controls to clean up the site under the VCP to a site specific risk-based clean-up standard as prescribed by the Texas Risk Reduction Program. The company believes that current findings indicate that remediation activities will be similar to a plan utilized at another Chromium plant. This assessment, in conjunction with projections developed in finalizing the RAP that are site specific, resulted in the company recording an accrued liability of $700,000 in fiscal 2005. None of the accrued liability was recorded in the first quarter of fiscal 2005. Certain other scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company.
     The company’s operations are subject to extensive Environmental Laws. Other than the possible costs associated with the previously described Chromium matter, we do not believe we will be required to expend amounts which will have a material adverse effect on our consolidated results of operations, financial position or liquidity. We establish and maintain reserves for such known or probable remediation activities in accordance with SFAS No. 5 and AICPA Statement of Position 96-1. Such environmental laws are frequently changed and could result in significantly increased cost of compliance. We anticipate that our subsidiaries will incur costs to comply with Environmental Laws, including remediating any existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment. Further, certain of our manufacturing operations utilize hazardous materials in their production processes. As a result, we incur costs for recycling or disposal of such materials and may incur costs for remediation activities at our facilities and off-site from time to time.
     Note 11 – Acquisitions
     On August 25, 2005, Elk Premium Building Products, Inc., acquired the outstanding shares of RGM Products, Inc. (RGM), a privately-held manufacturer of high-profile hip and ridge and other roofing related products and certain other assets related to RGM’s business. The purchase price of the acquisition was $24,285,000, together with the assumption of certain related indebtedness and costs of acquisition.
     The allocation of the purchase price to assets acquired and liabilities assumed is preliminary and is subject to further analysis. Any modification of purchase price will result in an increase or decrease in the allocation to goodwill. On a preliminary basis, the purchase price was allocated to $28,778,000 for net tangible assets, $10,700,000 of identifiable intangible assets and $9,147,000 of goodwill. The results of RGM’s operations are included in the results of operations prospectively from the date of acquisition. Pro forma financial information has not been presented, as the effects were not material to ElkCorp’s historical financial statements.

Note 12 – Goodwill and Intangible Assets
     The change in the carrying amount of goodwill for the three-month period ended September 30, 2005 was (in thousands):

Balance, June 30, 2005	$1,497
Goodwill acquired	9,147
Goodwill adjusted	—

Balance, September 30, 2005	$10,644

     The changes in intangible assets for the three months ended September 30, 2005 were:

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value
	June 30,		Sept. 30,	June 30,		Sept. 30,	June 30,	Sept. 30,
(in thousands)	2005	Additions	2005	2005	Expense	2005	2005	2005
Patents	$724	$5,400	$6,124	$35	$42	$77	$689	$6,047
Customer relationships	—	3,700	3,700	—	31	31	—	3,669
Trademarks	—	600	600	—	4	4	—	596
Noncompete agreement	—	1,000	1,000	—	17	17	—	983

	$724	$10,700	$11,424	$35	$94	$129	$689	$11,295

Weighed average useful lives are as follows:
Patents – 14 years
Customer relationships – 10 years
Trademarks – 10 years
Noncompete agreement – 5 years
Note 13 – Discontinued Operations
     In December 2003, the company concluded that the risk and prospects for future success of Cybershield did not justify the additional investment of capital and other resources required to continue Cybershield’s operations. Accordingly, the decision was made to discontinue Cybershield and to sell its operations or its assets. On August 10, 2004, the company sold substantially all assets of Cybershield, excluding the Canton, Georgia facility, to the Cybershield management group for $1,293,000 in cash. The sale price approximated the book value of assets, net of assumed liabilities, at the date of sale. In the period ended September 30, 2004, the company recorded a pretax impairment charge of $651,000 on remaining Canton assets. In the third quarter of fiscal 2005, the Canton land, building and certain equipment was sold at a price that approximated book value.
     Ortloff Engineers, LTD (Ortloff) was engaged in licensing proprietary technologies and providing related engineering services to the natural gas processing industries, with particular emphasis on the natural gas liquids recovery, sulfur recovery and liquefied natural gas segments. Although Ortloff had a long history of success and profitability, in fiscal 2005 the company concluded that it did not fit into its focus on building products platforms and it was positioned for sale. In the fourth quarter of fiscal 2005, Ortloff was sold to a financial buyer for cash. The company will not participate in Ortloff’s management or ongoing operation in any manner, although ElkCorp retained $4,400,000 in long-term license receivables, which the purchaser will collect on the company’s behalf for a service fee. In addition, ElkCorp retained a portion of contingent license fees on certain projects that were in process at the date of sale. The maximum future benefit of contingent license fees is approximately $2,100,000, although there is no assurance that any of these contingent fees will ultimately be realized.

     The results of both Cybershield and Ortloff are classified as discontinued operations in the Consolidated Financial Statements. In the three-month period ended September 30 2004, the company reported a loss from discontinued operations of $851,000 net of tax. Summary operating results of discontinued operations are summarized as follows:

	(In thousands)
	Three Months Ended
	September 30,
	2005	2004
Sales	$—	$1,016
Cost of sales	—	735
Selling, general and administrative	—	964
Impairment of assets	—	651

Operating loss	—	(1,334)
Credit for income taxes	—	(483)

Net loss from discontinued operations	$—	($851)

Note 14 – Income Taxes
     The American Jobs Creation Act of 2004 (the Act) provides tax relief to U.S. domestic manufacturers. The Financial Accounting Standards Board (FASB) directed its staff to issue Financial Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that a manufacturers’ deduction provided for under the act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The effective tax rate of 37.2% includes the estimated tax deduction for this item for fiscal 2006.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the year ended June 30, 2005.
     The first quarter of fiscal 2006 was a successful quarter for ElkCorp and subsidiaries. Following an outstanding year in fiscal 2005, in which we achieved our fourth consecutive year of double-digit earnings growth, the demand for laminated shingles continued at a high level in the first quarter of fiscal 2006. Higher industry demand allowed for continued improvements in pricing in the majority of our markets. We were able to pass through higher transportation, energy and raw material costs, especially asphalt costs, through higher net selling prices. Improvements in production capacity and manufacturing efficiency offset other increases in cost, including depreciation relating to the newest roofing plant in Tuscaloosa, Alabama. Compared to the first quarter of the prior fiscal year, shingle shipments increased 19.5% and average selling prices increased 7.0%. Backlog has continued to increase as distribution to the storm damaged areas in the Southwest and Southeast United States has increased. Damage reports related to Hurricanes Katrina and Rita reflect significant roof damage in East Texas, Louisiana, Mississippi and Alabama. In addition, there is still residual demand from storms in Florida during fiscal 2005 together with additional demand in that state as a result of Hurricane Wilma in October 2005.
     On August 25, 2005, we acquired RGM Products, Inc., a privately-held manufacturer of high-profile hip and ridge and other roofing related products based in Fresno, California, for $24,285,000 in cash and the assumption of certain related indebtedness and costs of acquisition. This acquisition enhances our current roofing accessories business and allows us to offer the broadest ridge product line in the industry.
     Our composite building products platform reported an operating loss in the quarter ended September 30, 2005. Despite the challenges in working through customer specification modifications, internal formulation changes and liquidating inventory that did not meet current standards, we continue to make progress in expanding our decking and non-decking sales. We remain committed to the ultimate success of this important business and believe the investment in new capacity and enhancements to the management structure we made in fiscal 2005 will allow us to achieve our long-term goals for this business platform.
     Beginning in fiscal 2006, we are reporting results for Specialty Fabric Technologies, a marketing division developed to create brand awareness and promote increased sales of our nonwoven specialty fabrics products and Versashield fire barrier technology, as a separate segment. Our Surface Finishes business does not fit into our focus on building products platforms and is currently offered for sale. We currently plan for this business to remain as one of our business platforms if it is not sold.
Performance Data
     The following table and subsequent discussion set forth performance data from our continuing operations, expressed as a percentage of net sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

	Three Months Ended
	September 30,
	2005	2004
Sales	100.0%	100.0%
Cost of sales	81.6	81.8

Gross margin	18.4	18.2
Selling, general and administrative	9.3	9.3

Income from operations	9.1	8.9
Interest expense, net	1.3	1.3

Income from continuing operations, before income taxes	7.8	7.6
Provision for income taxes	2.9	2.9

Income from continuing operations	4.9%	4.7%

Changes in the Three-Month Period Ended September 30, 2005 Compared to the Three-Month Period Ended September 30, 2004
Overall Performance
     Sales from continuing operations of $215,857,000 during the three-month period ended September 30, 2005 were 32% higher than $163,012,000 in the same period in the prior fiscal year. Sales of premium roofing shingles and accessory products increased substantially during the current year period as a result of continuing strong demand, particularly in those regions of the United States affected by hurricane damage in fiscal 2005 and the first quarter of fiscal 2006. During the three-month period ended September 30, 2005, operating income from continuing operations of $19,622,000 was 36% higher than $14,409,000 for the same period last year.
     The percentage of cost of sales to sales decreased to 81.6% in the three-month period ended September 30, 2005 compared to 81.8% for the same period last year. Escalating raw material, energy and transportation costs continue to pressure margins for our roofing plant operations. To date, we have been able to substantially offset higher costs for these items with price increases. However, raw material (primarily asphalt and polypropylene) and transportation costs, tend to be volatile and difficult to predict. As a result, there may be short-term margin erosion from time-to-time when the impact of price increases lags rising costs. Selling, general and administrative (S, G & A) costs in the first quarter of fiscal 2006 were 32% higher than in the same period last year, but were the same percentage of sales in both periods. A significant component of the increased SG&A costs was stock-based compensation, as we implemented the provisions of SFAS No. 123 (R) effective July 1, 2005. Total stock-based compensation in the first quarter of fiscal 2006 was $1,936,000 compared to $273,000 for the first quarter last year.
     Interest expense and other, net, was $2,857,000 in the first quarter of fiscal 2006 compared to $2,094,000, in the same prior year period. In the period ended September 30, 2005, no interest was capitalized, compared to $159,000 in the first quarter of fiscal 2005. Increased interest rates on variable rate debt accounted for the majority of the year-to-year increase.
     Our effective tax rate from continuing operations was 37.2% in the first quarter of fiscal 2006 and is expected to approximate this rate for fiscal 2006. The effective tax rate was 37.8% for the same quarter in fiscal 2005. In fiscal 2006, we are able to benefit from the manufacturers’ deduction allowed by the American Jobs Creation Act of 2004.
     In fiscal 2005 we sold both Cybershield and Ortloff. The results for these two companies are presented as discontinued operations for each period presented. Discontinued operations for the first quarter of fiscal 2005 included a $651,000 impairment of the Cybershield’s Canton facility, which was sold in the third quarter of fiscal 2005.
Results of Business Segments
     Sales in the Premium Roofing Products segment increased 32% to $194,717,000 for the three months ended September 30, 2005 compared to $147,593,000 in the same prior year period. Compared to the same period last year, unit volume for all roofing products increased 25%, which includes sales from RGM products subsequent to its acquisition. In the current year period, shingle unit volume continued to be very strong, increasing 19.5% year to year, as demand remained robust in many regions of the United States, particularly those affected by hurricane activity in fiscal 2005 and the early part of fiscal 2006. Damage to roofs from extreme weather such as hurricanes, hail and certain other weather events can result in higher demand for periods up to eighteen to twenty-four months depending on the extent of roof damage. Average shingle pricing increased 7.0% compared to the year-ago period as a result of price increases necessary to offset rapidly escalating asphalt, energy and transportation costs. We implemented an additional price increase in late October 2005. The price increases in the past year have been consistent with industry trends.
     Sales of Composite Building Products were $5,080,000 in the first quarter of fiscal 2006, compared to $2,983,000 in the first quarter of fiscal 2005. Pricing and volume both improved year-to-year, and the number of distributors has increased to more than 100. We are committed to developing this business platform to take advantage of the opportunities created by increased awareness of the benefits of composite lumber compared to wood.
     In the first three months of fiscal 2006, Specialty Fabric Technologies sales increased 37% to $13,744,000 from $10,003,000 in the same quarter last year. External sales of nonwoven fabrics increased primarily as result of higher demand from outside roofing, facer and filtration customers. Sales of fire barrier products continue to increase but remain very small in relation to our consolidated sales total. Surface Finishes sales decreased slightly in the first quarter of fiscal 2006 to $2,316,000 compared to $2,433,000 for the same quarter last year.

     Operating income for the Premium Roofing Products segment of $27,559,000 for the three-month period ended September 30, 2005 increased 55% from $17,779,000 achieved in the first three months of fiscal 2005. We were able to achieve higher shingle sales volume as a result of continuing strong demand, together with better efficiency as we continue to increase production at our newest roofing plant in Tuscaloosa, Alabama. This plant was placed in service at the beginning of fiscal 2005. We also continue to achieve ongoing productivity enhancements at all of our shingle plants. RGM Products, Inc., which was acquired August 25, 2005, added to this segment’s profitability in the five-week period that it was included in our consolidated financial results. The silo failure in the granule storage system at our Myerstown, Pennsylvania facility encountered in the fourth quarter of fiscal 2005 did not significantly impact operating results in the first quarter of fiscal 2006. This plant operated at full capacity despite its damaged granule storage system. Repairs designed to correct the problem areas at this roofing plant are underway and scheduled for completion by the end of third quarter of fiscal 2006. Various engineering refinements to eliminate machine maintenance issues encountered in the fourth quarter of fiscal 2005 at the Tuscaloosa, Alabama roofing plant have been completed.
     We incurred an operating loss of $4,120,000 for the Composite Building Products segment during the first quarter of fiscal 2006 compared to a $717,000 operating loss in the same period in the prior year, as we continued to make adjustments for returned material and non-decking inventories for this developing business. We believe the enhancements and improvements initiated at our expanded Lenexa, Kansas manufacturing facility in late fiscal 2005 will allow us to achieve profitability in this business segment in the fourth quarter of fiscal 2006. The operating loss reported in the three-month period ended September 30, 2005, included an approximate $2,600,000 write-down of inventory and returned material. We do not anticipate any additional returned material or inventory valuation adjustments.
     The Specialty Fabric Technologies marketing segment reported a $1,510,000 operating profit in the first three months of fiscal 2006 compared to a $698,000 operating profit in the three-month period ended September 30, 2004, primarily as a result of increased sales volumes.
     The Surface Finishes segment had an operating profit of $273,000 in the first quarter this year compared to $327,000 in the same period last year, primarily as a result of nominally lower year-to-year sales.
Financial Condition
Overview
     Our liquidity needs generally arise principally from working capital requirements, capital expenditures, payment of dividends and interest payments. During the first three months of fiscal 2006, we relied primarily on internally generated funds to finance our cash requirements. Our working capital requirements typically fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months. At September 30, 2005, we had $64,821,000 in cash, cash equivalents and short-term investments available to fund growth opportunities, capital expenditures and other cash requirements. We did not borrow under our revolving credit facility during the first quarter of fiscal 2006.
Operating Activities
     We generate cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, stock-based compensation, depreciation and amortization. Cash flows from operating activities also either increase or decrease as a result of changes in working capital requirements. In the three months ended September 30, 2005, we generated cash of $19,097,000 from operating activities, compared to $16,351,000 in the same three-month period last year.
     Excluding $7,196,000 of trade receivables acquired in the RGM acquisition in August 2005, trade receivables at September 30, 2005 were $5,883,000 lower than at June 30, 2005 due primarily to the collection of extended term receivables. During the three-month period ended September 30, 2005, we collected $2,810,000 of extended term receivables outstanding at June 30, 2005. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products shipped during the late winter and early spring months, with payments generally due during the spring and early summer. At September 30, 2005, excluding $6,909,000 of inventories acquired in the RGM acquisition, inventories were $2,861,000 lower than at June 30, 2005. Accounts payable and accrued liability balances, other than those assumed in the acquisition of RGM, were significantly lower at September 30, 2005 than at June 30, 2005, primarily as a result of payments in the first quarter of fiscal 2006 for year-end profit sharing awards earned by employees in fiscal 2005, together with the timing of the payment of trade payables. The current ratio was 3.2 to 1 at September 30, 2005, compared to 3.5 to 1 at June 30, 2005.

Investing Activities
     Cash flows from investing activities primarily reflect our capital expenditure strategy, together with activity relating to acquisitions and short-term investments. Net cash used for investing activities was $14,848,000 in the first three months of fiscal 2006 compared to $10,604,000 in the same period in fiscal 2005. Capital expenditures in the three-month period ended September 30, 2005 are representative of normal levels of capital expenditures, as major capacity initiatives undertaken over the past several years have been substantially completed. Excluding any major capacity initiatives, capital expenditures are expected to be approximately $20,000,000 per year. On August 25, 2005, we acquired RGM Products, Inc., utilizing $24,285,000 of available liquidity (primarily the sale of short-term investments) to finance the acquisition.
Financing Activities
     Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock and exercises of stock options. Net cash used for financing activities was $3,576,000 in the first three months of fiscal 2006, compared to $5,726,000 in the same period last year.
     At September 30, 2005, liquidity consisted of $64,821,000 of cash, cash equivalents, short-term investments and $121,148,000 of available borrowings under the $125,000,000 committed line of credit facility. The debt to capital ratio (after deducting cash, cash equivalents and short-term investments of $64,821,000 from $202,278,000 of principal debt) was 32.7%.
     Our Board of Directors has authorized our repurchase of common stock from time to time on the open market. As of September 30, 2005, we have repurchase authority of approximately $10,600,000 remaining. We did not make any open market purchases of common stock in the three-month period ended September 30, 2005.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.
Critical Accounting Policies
     Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies which we believe are the most critical to fully understanding and evaluating our reported financial results are:
•	Collectibility of Accounts Receivable

•	Accruals for Loss Contingencies, including Warranties

•	Inventories

•	Revenue Recognition

•	Impairment of Long-Lived Assets

•	Stock-Based Compensation
     These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2005. There were no significant changes in critical accounting policies during the three-month period ended September 30, 2005.
Business Risks and Forward-Looking Statements
     In an effort to give investors a well-rounded view of our current condition and future opportunities, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” that involve risks and uncertainties about our prospects for the future. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as “optimistic,” “vision,” “outlook,” “believe,” “estimate,” “potential,” “forecast,” “goal,” “project,” “expect,” “anticipate,” “plan,” “predict,” “could,” “should,” “may,” “likely,” or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments we believe are reasonable; however, ElkCorp’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to the following items. We undertake no obligation to update or revise publicly any forward-looking statements whether as a result of new information or future events.
Competitive Conditions
     Our building products businesses can be affected by weather, the availability of customer and/or end-user financing, insurance claims-paying practices, and general economic conditions. In addition, our building products manufacturing businesses are highly competitive. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions or the frequency and intensity of inclement weather could result in decreased demand for our products, lower prices received or reduced utilization of plant facilities. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, challenges in meeting refined product specifications, or increases in costs that may not be passed through to customers.
Higher Raw Materials, Energy and Transportation Costs
     In our building products businesses, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene, wood particles and various additives for product preservation. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Further, long-term contracts for certain raw materials are nearing their expiration dates. Negotiation of new contracts is in process. New contracts may result in higher raw material costs. Historically, we have been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should we be unable to recover higher raw material, energy and/or transportation costs, including higher trucking costs resulting from regulatory changes in the trucking industry, through price increases of our products, operating results could be adversely affected and/or lower than projected.
Temporary Shortages or Disruptions
     Temporary shortages or disruptions in the supply of raw materials or the availability of transportation do result from time to time from a variety of causes. In addition, supplies of asphalt can be affected by refiners’ decisions to process alternative products from the residuals in the refining of crude oil. If we experience temporary shortages or disruptions in the supply of raw materials or the availability of transportation, operating results could be lower than projected.
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

Loss of Key Customers
     The majority of our sales relate to our building products platforms, and our primary customers are building products distributors. The ten largest customers account for approximately 50% of annual consolidated sales and one customer accounts for approximately 19% of consolidated sales. Our businesses each could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
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
     We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. There are no natural gas hedge transactions in effect at September 30, 2005. However, it is anticipated that hedging strategies will likely be utilized in the future.
     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We currently have two interest rate swaps in effect. We have entered into interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt at September 30, 2005. The net fair value of these swaps was $2,575,000 at September 30, 2005. Based on outstanding debt at September 30, 2005, our annual interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.
Item 4. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
Item 2. Issuer Purchases of Equity Securities
     The following table provides information with respect to purchases made by the company of its own stock during the quarter ended September 30, 2005.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	That May yet be
	Total Number of		Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Plans or	Plans or Programs
Period	(Notes 1 and 2)	per Share	Programs	(Note 3)
July, 2005	10,592	$28.55	$—	$10,600,000
August, 2005	8,732	31.83	$—	$10,600,000
September, 2005	24,503	34.71	$—	$10,600,000

Total	43,827	$32.65	$—

(1)	Includes repurchases of 28,412 shares from officers and employees in connection with stock option exercises and repurchased restricted shares for income tax withholding payments.

(2)	As a result of participant diversification directives, the ElkCorp ESOP Trust accumulates a surplus of unallocated shares from time to time. In the quarter ended September 30, 2005, the company purchased 15,415 shares from the ElkCorp ESOP Trust. The dollar value of such repurchase transactions has no impact on previously announced repurchase programs outlined in (3).

(3)	On September 28, 1998, the company’s Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of an additional $10,000,000 of common stock. The most recent share repurchase under these authorizations was December 4, 2000. The authorizations did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.
Item 6. Exhibits
     (a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp

DATE:	November 8, 2005	/s/ Gregory J. Fisher

Gregory J. Fisher
Senior Vice President,
Chief Financial Officer and Controller

/s/ Leonard R. Harral

Leonard R. Harral
Vice President,
Chief Accounting Officer and Treasurer