Form 10-Q
period 2005-12-31
ELKCORP
filed 2006-02-08
CIK 32017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
     As of close of business on January 31, 2006, the Registrant had outstanding 20,412,207 shares of Common Stock, par value $1 per share.

ElkCorp and Subsidiaries
For the Quarter Ended December 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELKCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands, except per share data)

	December 31,	June 30,
	2005	2005
Assets

Current Assets
Cash and cash equivalents	$5,385	$9,261
Short-term investments	61,700	69,160
Trade receivables, less allowance of $633 and $695	137,725	148,928
Inventories	89,804	71,467
Prepaid expenses and other	8,035	8,223
Deferred income taxes	8,287	7,849
Discontinued operations	2,606	1,193

Total current assets	313,542	316,081

Property, Plant and Equipment, at cost	468,623	440,989
Less — Accumulated depreciation	(173,067)	(156,901)

Property, plant and equipment, net	295,556	284,088

Goodwill and Intangible Assets	23,350	2,186
Other Assets	6,354	7,496
Discontinued Operations — Noncurrent	2,251	3,718

	$641,053	$613,569

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$51,266	$56,742
Accrued liabilities	35,004	31,171
Current maturities on long-term debt	971	381
Discontinued operations	881	937

Total current liabilities	88,122	89,231

Long-Term Debt	202,985	200,146

Deferred Income Taxes	53,150	53,382

Commitments and Contingencies

Shareholders’ Equity
Common stock ($1 par, 20,432,038 and 20,297,905 shares issued)	20,432	20,298
Paid-in capital	81,818	70,412
Unearned compensation – stock-based compensation	(11,176)	(5,620)
Retained earnings	205,886	186,388

	296,960	271,478
Less — Treasury stock (4,164 and 22,761 shares, at cost)	(164)	(668)

Total shareholders’ equity	296,796	270,810

	$641,053	$613,569

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Sales	$228,949	$194,099	$444,806	$357,111

Cost and Expenses
Cost of sales	186,812	152,897	362,941	286,319
Selling, general and administrative	21,521	15,880	41,627	31,061

Operating Income from Continuing Operations	20,616	25,322	40,238	39,731

Interest Expense and Other, Net	2,968	2,382	5,825	4,476

Income From Continuing Operations Before Income Taxes	17,648	22,940	34,413	35,255
Provision for income taxes	6,567	8,742	12,805	13,397

Income From Continuing Operations	11,081	14,198	21,608	21,858

Gain (Loss) From Discontinued Operations, Net of Income Taxes	(66)	128	(66)	(723)

Net Income	$11,015	$14,326	$21,542	$21,135

Income (Loss) Per Share — Basic
Continuing operations	$.54	$.72	$1.07	$1.11
Discontinued operations	—	.01	—	(.04)

Net income	$.54	$.73	$1.07	$1.07

Income (Loss) Per Share — Diluted
Continuing operations	$.54	$.70	$1.05	$1.09
Discontinued operations	—	.01	—	(.04)

Net income	$.54	$.71	$1.05	$1.05

Dividends Per Common Share	$.05	$.05	$.10	$.10

Average Common Shares Outstanding (000’s)
Basic	20,270	19,697	20,227	19,684

Diluted	20,595	20,154	20,586	20,035

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Six Months Ended
	December 31,
	2005	2004
Cash Flows From Operating Activities

Income from continuing operations	$21,608	$21,858
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:

Depreciation and amortization	12,766	11,457
Deferred income taxes	(842)	5,508
Stock-based compensation	4,040	1,399
Changes in assets and liabilities, net of acquisition:
Trade receivables	16,911	(26,832)
Inventories	(11,428)	(5,155)
Prepaid expenses and other	517	(85)
Accounts payable and accrued liabilities	(14,904)	14,029

Net cash provided by continuing operations	28,668	22,179
Net cash provided by (used for) discontinued operations	(68)	1,628

Net cash provided by operating activities	28,600	23,807

Cash Flows From Investing Activities

Additions to property, plant and equipment	(9,538)	(21,181)
Purchases of short-term investments	(191,500)	(53,910)
Sales and redemptions of short-term investments	198,960	19,850
Acquisition, net of cash acquired	(24,285)	—
Other, net	(1,974)	(872)

Net cash used for investing activities	(28,337)	(56,113)

Cash Flows From Financing Activities

Proceeds from sale of Senior Notes	—	50,000
Repayments on Revolving Credit Facility, net	—	(10,300)
Payments on other borrowings	(4,542)	—
Dividends paid on common stock	(2,044)	(1,995)
Purchases of common stock	(1,444)	(587)
Exercises of stock options	3,474	1,198
Excess tax benefits of stock option exercises	417	—

Net cash provided by (used for) financing activities	(4,139)	38,316

Net Increase (Decrease) in Cash and Cash Equivalents	(3,876)	6,010

Cash and Cash Equivalents at Beginning of Year	9,261	273

Cash and Cash Equivalents at End of Period	$5,385	$6,283

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, $ in thousands)

		Additional				Total
	Common	Paid-in	Unearned	Retained	Treasury	Shareholders’
	Stock	Capital	Compensation	Earnings	Stock	Equity
Balance, June 30, 2004	$19,988	$57,852	$(628)	$143,540	$(5,710)	$215,042
Net income	—	—	—	21,135	—	21,135
Exercises of stock options	—	(23)	—	—	1,220	1,197
Restricted stock grants	—	1,223	(3,450)	—	2,227	—
Restricted stock vesting	—	—	591	—	—	591
Performance stock grants	—	4,806	(4,806)	—	—	—
Performance stock amortization	—	—	808	—	—	808
Purchases of treasury stock	—	—	—	—	(587)	(587)
Dividends	—	—	—	(1,995)	—	(1,995)
Other	—	(7)	—	—	7	—

Balance, December 31, 2004	$19,988	$63,851	$(7,485)	$162,680	$(2,843)	$236,191

		Additional				Total
	Common	Paid-in	Unearned	Retained	Treasury	Shareholders’
	Stock	Capital	Compensation	Earnings	Stock	Equity
Balance, June 30, 2005	$20,298	$70,412	$(5,620)	$186,388	$(668)	$270,810
Net income	—	—	—	21,542	—	21,542
Stock option grants	—	6,209	(6,209)	—	—	—
Exercises of stock options	113	1,636	—	—	1,725	3,474
Excess tax benefit of stock option exercises	—	417	—	—	—	417
Stock option vesting	—	—	2,288	—	—	2,288
Restricted stock grants	21	628	(857)	—	208	—
Restricted stock vesting	—	—	700	—	—	700
Performance stock grants	—	2,331	(2,331)	—	—	—
Performance stock amortization	—	—	1,053	—	—	1,053
Purchases of treasury stock	—	—	—	—	(1,444)	(1,444)
Dividends	—	—	—	(2,044)	—	(2,044)
Other	—	185	(200)	—	15	—

Balance, December 31, 2005	$20,432	$81,818	$(11,176)	$205,886	$(164)	$296,796

ELKCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – General
     The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 2005 and 2004. Because of seasonal, weather-related conditions in some of the company’s market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.
Note 2 – Company Segments
     ElkCorp’s primary strategic focus is on its building products platforms, which consist of Elk Premium Building Products, Inc. and its operating subsidiaries. The Premium Roofing Products segment manufactures premium laminated fiberglass asphalt shingles and accessory products. The segment includes RGM Products, Inc. (RGM), which was acquired in August 2005, and manufactures high-profile hip and ridge and other roofing related products. The Composite Building Products segment manufactures composite wood decking, railing, marine dock, fencing and other OEM products. The Specialty Fabric Technologies segment is a marketing operation developed to create brand awareness and promote increased sales of Elk’s nonwoven specialty fabric products, which includes external sales of coated and uncoated nonwoven fabrics used in fire barrier technologies, various applications for other industries and in asphalt shingles. Fire barrier technologies feature VersaShield fire retardant coatings designed for use in bedding, home furnishings, and other consumer products. The Surface Finishes segment includes hard chrome and other finishes designed to extend the life of steel machinery components operating in abrasive environments. In prior periods, fire barrier technologies and the Surface Finishes segment were combined and shown as Other, Technologies. External sales of coated and uncoated nonwoven fabrics were previously included in the Premium Roofing Products segment. Corporate and Other represents corporate office expenses and other expense items not allocated to the operating segments. In fiscal 2005, both Cybershield, Inc. (Cybershield) and Ortloff Engineers, LTD (Ortloff) were sold. Both companies are reported as discontinued operations in all periods presented.
     Financial information by company segment is summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Sales from Continuing Operations
Premium Roofing Products	$205,642	$179,823	$400,359	$327,416
Composite Building Products	8,678	3,259	13,758	6,242
Specialty Fabric Technologies	12,336	8,791	26,080	18,794
Surface Finishes	2,293	2,226	4,609	4,659

	$228,949	$194,099	$444,806	$357,111

Operating Profit (Loss) from Continuing Operations
Premium Roofing Products	$26,160	$32,034	$53,719	$49,813
Composite Building Products	(1,398)	(3,183)	(5,518)	(3,900)
Specialty Fabric Technologies	1,373	648	2,883	1,346
Surface Finishes	171	(184)	444	143
Corporate and Other	(5,690)	(3,993)	(11,290)	(7,671)

	20,616	25,322	40,238	39,731
Interest expense and other, net	2,968	2,382	5,825	4,476

Income from continuing operations before income taxes	$17,648	$22,940	$34,413	$35,255

Note 3 – Cash, Cash Equivalents and Short-Term Investments
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
      The company reflects disbursements as trade accounts payable until such time as payments are presented to the bank for payment. At December 31, 2005 and June 30, 2005, disbursements totaling approximately $14,000,000 and $23,000,000, respectively, had not been presented for payment to the bank.
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

	(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Income from continuing operations	$11,081	$14,198	$21,608	$21,858

Denominator for basic earnings per share — weighted average shares outstanding	20,270	19,697	20,227	19,684

Effect of dilutive securities:
Unvested restricted shares and outstanding stock options	325	457	359	351

Denominator for dilutive earnings per share — adjusted weighted average shares and assumed issuance of shares purchased under stock option plans and vesting of restricted shares using the treasury stock method	20,595	20,154	20,586	20,035

Basic earnings per share from continuing operations	$.54	$.72	$1.07	$1.11

Diluted earnings per share from continuing operations	$.54	$.70	$1.05	$1.09

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	—	—	—	365

Note 5 – Inventories
     Inventories consist of the following:

	(In thousands )
	December 31,	June 30,
	2005	2005
Raw materials	$21,172	$15,380
Work-in-process	222	219
Finished goods	68,410	55,868

	$89,804	$71,467

Note 6 – Long-Term Debt
     Long-term debt is summarized as follows:

	(In thousands)
	December 31,	June 30,
	2005	2005
Senior Notes	$195,000	$195,000
Revolving Credit Facility	—	—
Fair value of interest rate swaps	1,670	4,463
Other debt	7,286	1,064

	203,956	200,527
Less: Current maturities	971	381

	$202,985	$200,146

     The company has issued Senior Notes (Notes) summarized as follows (in thousands):

Principal
Amount	Maturity	Interest Rate
$25,000	July 2007	4.69%
$60,000	June 2009	6.99%
$60,000	June 2012	7.49%
$50,000	November 2014	6.28%

$195,000

     In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through June 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At December 31, 2005, the fair value of the derivative was $2,072,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 2007. This interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap. At December 31, 2005, the fair value of the derivative was a liability of $402,000 and is recorded in accrued liabilities and as a decrease in the fair value of long-term debt.
     At December 31, 2005, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. At December 31, 2005, there were no borrowings outstanding on the Facility and $3,852,000 of letters of credit were outstanding.
     Both the Notes and the Facility contain financial covenants which require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited to certain specified levels by the Facility. At December 31, 2005, the company was in compliance with all these financial covenants.

     Other debt includes various mortgage debt and notes payable assumed in connection with acquisitions. The majority of these obligations, which included both fixed rate and variable rate instruments, are secured by liens on the assets acquired, and are due at various dates through June 2020.
Note 7 – Stock-Based Compensation
     The Compensation Committee of the Board of Directors has established a current practice of awarding ElkCorp officers 75% of a long-term incentive compensation award in the form of performance shares (as described below) and 25% in the form of stock options, with three-year vesting and a ten-year term. Other key employees receive their long-term incentive compensation in the form of awards of performance shares and stock loan grants. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the shareholder approved 2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan (Equity Incentive Compensation Plan). This plan provides for grants of stock options, performance shares and restricted stock.
Stock Options -
     The company’s Equity Incentive Compensation Plan provides for the granting of incentive and nonqualified stock options to directors, officers and key employees of the company for purchase of the company’s common stock. Stock options are generally granted for a ten-year term. Options granted to officers and key employees generally vest ratably over three-year or five-year periods. Options granted to nonemployee directors fully vest at grant date. Options granted prior to July 1, 2005 to employees who have reached retirement age are amortized over the applicable vesting period until such time that they announce their intention to retire. At that time, remaining unrecognized compensation is recorded as compensation expense.
     Prior to fiscal 2006, the company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Effective July 1, 2005, the company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123 (R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the six-month period ended December 31, 2005, the following weighted-average assumptions were used:

Dividend yield:	0.85%
Risk-free interest rate:	4.15%
Expected market price volatility:	.39
Expected life of options:	8 years
Fair value of grants:	$13.37
     For the three-month and six-month periods ended December 31, 2005, the company recorded $1,212,000 and $2,288,000, respectively, for stock-based compensation expense related to stock option grants. This amount is recorded in selling, general and administrative expense. The company issues treasury shares, if available, to satisfy stock option exercises. If treasury shares are unavailable, new shares are issued. At December 31, 2005, there is $3,920,000 of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, $1,987,000 will be recognized in the last six-months of fiscal 2006 and $1,933,000 will be recognized in subsequent years through fiscal 2008. Beginning July 1, 2005, any tax deductions in excess of recognized compensation costs are reported as financing cash flows rather than operating cash flows as was prescribed prior to the adoption of SFAS 123(R). For the six-month period ended December 31, 2005, $417,000 of excess tax benefits relating to stock option exercises were recorded. There were no excess tax benefits from the exercise of options in the six-month period ended December 31, 2004.

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
     The company currently estimates that the probable number of shares to be issued at the end of the three-year performance period ending June 30, 2007, will be 139,630 shares. The maximum potential number of shares that can be issued for this performance period is 209,445 shares. For the three-year performance period ending June 30, 2008, the company estimates that the probable number of shares to be issued will be 123,340 shares. The maximum potential number of shares that can be issued for this second performance period is 185,010 shares. Prior to July 1, 2005, the initial award was accounted for using variable accounting as prescribed by APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, performance shares were accounted for by charging a ratable portion of compensation expense during each accounting period based on the probable number of shares to be issued times the price of ElkCorp common stock at the end of each period. Beginning July 1, 2005, all performance shares are accounted for at fair value in accordance with the provisions of SFAS No. 123(R) multiplied by the probable number of shares to be issued. During the three-month and six-month periods ended December 31, 2005, $526,000 and $1,053,000, respectively, was charged to compensation expense for performance shares, based on the probable number of shares that will be issued at the end of the applicable performance periods. During the three-month and six-month periods ended December 31, 2004, $808,000 was charged to compensation expense for performance shares. At December 31, 2005, there is $4,135,000 of total unrecognized compensation cost related to performance stock awards remaining to be recognized. Of this total, $1,053,000 will be recognized in the last six-months of fiscal 2006 and $3,082,000 will be recognized in subsequent years through fiscal 2008. Compensation expense attributable to performance stock awards is classified as selling, general and administrative expense based on the currently estimated probable number of shares to be issued.
Restricted Stock –
     The Equity Incentive Compensation Plan also provides for grants of restricted stock to directors and employees of the company. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow. Restricted shares either vest 33 1/3% per year over a three-year restriction period or 20% per year over a five-year restriction period. In the six-month period ended December 31, 2005, 27,805 restricted shares were granted at market prices ranging from $30.18 to $31.83 per share. At grant date, the value of restricted stock is reflected as unearned compensation in shareholders’ equity and is amortized over the applicable restriction period. Restricted stock issued to directors vest in full three years after grant date. In the three-month and six-month periods ended December 31, 2005, compensation expense of $334,000 and $700,000, respectively, was recognized relating to restricted stock awards. In the three-month and six-month periods ended December 31, 2004, compensation expense of $309,000 and $591,000, respectively, was recognized relating to restricted stock awards. At December 31, 2005, there is $3,121,000 of total unrecognized compensation cost related to unvested restricted stock remaining to be recognized. Of this total $743,000 will be recognized in the last six-months of fiscal 2006 and $2,378,000 will be recognized in subsequent years through fiscal 2011. Compensation expense attributable to restricted shares is classified as selling, general and administrative expense.
Stock/Loan Plan –
     Under the company’s Stock/Loan Plan, certain employees are granted loans based on a percentage of their salaries, the performance of their operating units, and also as long-term incentive compensation awards, for the purpose of purchasing the company’s common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at December 31, 2005, and June 30, 2005, totaling $4,211,000 and $2,963,000, respectively, are included in other assets. In compliance with certain provisions of the Sarbanes-Oxley Act of 2002, no loans have been granted to executive officers of ElkCorp since the passage of the Sarbanes-Oxley Act of 2002.

Prior Year Pro Forma Disclosure -
     If compensation cost for stock-based compensation plans had been determined for the three-month and six-month periods ended December 31, 2004 using the fair value method, pro forma net income, stock option compensation expense and basic and diluted earnings per common share would have been as follows:

	(In thousands, except per share data)
	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2004	2004
Net income as reported	$14,326	$21,135
Add: Stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	525	525
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,075)	(1,683)

Pro forma earnings	$13,776	$19,977

Earnings per common share:
Basic – as reported	$.73	$1.07

Basic – pro forma	$.70	$1.01

Diluted – as reported	$.71	$1.05

Diluted – pro forma	$.68	$1.00

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

(In thousands)	Warranty Liability

Balance, June 30, 2005	$4,902
Warranties of acquired business	167
Accrued for new warranties	1,180
Changes in estimates for pre-existing warranties	1,064
Warranty settlements during the period	(1,734)

Balance, December 31, 2005	$5,579

Note 9 – Environmental Risk
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

     The company and its subsidiaries are also subject to Environmental Laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal, and other releases of hazardous substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) and similar state laws that impose liability — without a showing of fault, negligence, or regulatory violations — for the generation, transportation or disposal of hazardous substances that have caused, or may cause, environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to the contamination of such property. From time to time, the company and its subsidiaries may incur such remediation and related costs at company-owned plants and certain offsite locations maintained by other parties.
     Chromium Corporation (Chromium), one of the company’s subsidiaries, has engaged in limited remediation activities at the site of its former plating operation in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary clean-up plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.
     In fiscal 2004, Chromium completed a supplemental groundwater and soil assessment at the Lufkin facility. The assessment further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (APAR) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination was necessary. Chromium has received approval from the TCEQ for a Remediation Action Plan that describes remediation activities and engineering controls to clean up the site under the VCP to a site specific risk-based clean-up standard as prescribed by the Texas Risk Reduction Program. The company believes that current findings indicate that remediation activities will be similar to a plan utilized at another Chromium plant. This assessment, in conjunction with projections developed in finalizing the RAP that are site specific, resulted in the company recording an accrued liability of $700,000 in fiscal 2005. Of this amount, $400,000 was recorded in the second quarter of fiscal 2005. Certain other scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company.
     The company’s operations are subject to extensive Environmental Laws. Other than the possible costs associated with the previously described Chromium matter, management does not believe the company will be required to expend amounts which will have a material adverse effect on the company’s consolidated results of operations, financial position or liquidity. The company establishes and maintains reserves for such known or probable remediation activities in accordance with SFAS No. 5 and AICPA Statement of Position 96-1. Such environmental laws are frequently changed and could result in significantly increased cost of compliance. The company anticipates that its subsidiaries will incur costs to comply with Environmental Laws, including remediating any existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment. Further, certain of our manufacturing operations utilize hazardous materials in their production processes. As a result, the company and its subsidiaries incur costs for recycling or disposal of such materials and may incur costs for remediation activities at company facilities and off-site from time to time.
Note 10 – Acquisitions
     On August 25, 2005, Elk Premium Building Products, Inc., acquired the outstanding shares of RGM Products, Inc. (RGM), a privately-held manufacturer of high-profile hip and ridge and other roofing related products and certain other assets related to RGM’s business. The acquisition enhances ElkCorp’s current roofing accessory business and allows the company to offer the broadest ridge product line in its industry. The purchase price of the acquisition was $24,285,000, together with the assumption of certain related indebtedness and costs of acquisition.
     The allocation of the purchase price to assets acquired and liabilities assumed is preliminary and is subject to further analysis. Any modification of purchase price will result in an increase or decrease in the allocation to goodwill. On a preliminary basis, the purchase price was allocated to $27,759,000 for net tangible assets, $10,700,000 of identifiable intangible assets and $10,758,000 of goodwill, taking into account indebtedness and current liabilities assumed. The results of RGM’s operations are included in the results of operations prospectively from the date of acquisition. Pro forma financial information has not been presented, as the effects were not material to ElkCorp’s historical financial statements.
Note 11 – Goodwill and Intangible Assets
     The change in the carrying amount of goodwill for the six-month period ended December 31, 2005 was (in thousands):

Balance, June 30, 2005	$1,497
Goodwill acquired	10,816

Balance, December 31, 2005	$12,313

     The changes in intangible assets for the six months ended December 31, 2005 were (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value
	June 30,		Dec. 31,	June 30,		Dec. 31,	June 30,	Dec. 31,
(in thousands)	2005	Additions	2005	2005	Expense	2005	2005	2005
Patents	$724	$5,400	$6,124	$35	$148	$183	$689	$5,941
Customer relationships	—	3,700	3,700	—	123	123	—	3,577
Trademarks	—	600	600	—	14	14	—	586
Noncompete agreement	—	1,000	1,000	—	67	67	—	933

	$724	$10,700	$11,424	$35	$352	$387	$689	$11,037

Weighed average useful lives are as follows:
Patents – 14 years
Customer relationships – 10 years
Trademarks – 14 years
Noncompete agreement – 5 years
Note 12 – Discontinued Operations
     In December 2003, the company concluded that the risk and prospects for future success of Cybershield did not justify the additional investment of capital and other resources required to continue Cybershield’s operations. Accordingly, the decision was made to discontinue Cybershield and to sell its operations or its assets. On August 10, 2004, the company sold substantially all assets of Cybershield, excluding its Canton, Georgia facility, to the Cybershield management group for $1,293,000 in cash. The sale price approximated the book value of assets, net of assumed liabilities, at the date of sale. In the first quarter of fiscal 2005, the company recorded a pretax impairment charge of $651,000 on remaining Canton assets. In the third quarter of fiscal 2005, the Canton land, building and certain equipment was sold at a price that approximated book value.
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

     The results of both Cybershield and Ortloff are classified as discontinued operations in the Consolidated Financial Statements. Summary operating results of discontinued operations are summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	Dec. 31,		Dec. 31,
	2005	2004	2005	2004
Sales	$—	$1,059	$—	$2,075
Cost of sales	—	105	—	840
Selling, general and administrative	106	747	106	1,711
Impairment of assets	—	—	—	651

Operating income (loss)	(106)	207	(106)	(1,127)
Provision (credit) for income taxes	(40)	79	(40)	(404)

Net income (loss) from discontinued operations	$(66)	$128	$(66)	$(723)

Note 13 – Income Taxes
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
     This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the year ended June 30, 2005. ElkCorp sustained its successful operating performance in the first half of fiscal 2006. Following an outstanding year in fiscal 2005, in which we achieved our fourth consecutive year of double-digit earnings growth, the demand for laminated shingles continued at a high level in the first half of fiscal 2006. However, due to rapidly escalating transportation, energy, raw material costs (especially asphalt costs) and operating expenses, our margins have been decreasing as we have been able to pass along only a portion of these higher costs through higher net selling prices. This situation became more problematic during the quarter ended December 31, 2005. Compared to the first half of the prior fiscal year, shingle shipments in the first six months of fiscal 2006 increased 11% and average selling prices increased 5%. Backlog remains strong and inventories are lower than seasonal norms in the Southwest United States due to the increased demand from the areas damaged by storms in 2005. Significant shipments into areas of Florida affected by Hurricane Wilma have not yet begun but are expected in the third quarter of fiscal 2006 and are expected to continue through the remainder of calendar 2006. Backlog in other regions of the country have declined as of December 31, 2005, due primarily to the normal seasonal slowdown in roofing activity during the winter months.
     On August 25, 2005, we acquired RGM Products, Inc. (RGM), a privately-held manufacturer of high-profile hip and ridge and other roofing related products based in Fresno, California, for $24,285,000 in cash and the assumption of certain related indebtedness and costs of acquisition. This acquisition enhances our current roofing accessories business and allows us to offer the broadest ridge product line in the industry. The RGM acquisition has been accretive to results since the date of acquisition.
     Our Composite Building Products platform reported an operating loss in both the three-month and six-month periods ended December 31, 2005. However, decking sales continue to increase quarter over quarter and operating results are showing progress. We remain committed to the ultimate success of this platform. We believe our investments in new capacity and enhancements to the management structure will allow us to achieve our long-term goals for this business platform.
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
Performance Data
     The following table and subsequent discussion set forth performance data from our continuing operations expressed as a percentage of net sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.6	78.8	81.6	80.2

Gross margin	18.4	21.2	18.4	19.8
Selling, general and administrative	9.4	8.2	9.4	8.7

Income from operations	9.0	13.0	9.0	11.1
Interest expense and other, net	1.3	1.2	1.3	1.2

Income from continuing operations before income taxes	7.7	11.8	7.7	9.9
Provision for income taxes	2.9	4.5	2.8	3.8

Income from continuing operations	4.8%	7.3%	4.9%	6.1%

Changes in the Three-Month Period Ended December 31, 2005 Compared to the Three-Month Period Ended December 31, 2004
Overall Performance
     Sales from continuing operations of $228,949,000 during the three-month period ended December 31, 2005 were 18% higher than $194,099,000 in the same period in the prior fiscal year. Sales of premium roofing shingles and accessory products increased during the current year period as a result of continuing strong demand, particularly in those regions of the United States affected by hurricane damage in the early part of fiscal 2006. During the three-month period ended December 31, 2005, operating income from continuing operations of $20,616,000 was 19% lower than $25,322,000 for the same period last year. The reduction in operating income is primarily a result of higher transportation, energy, raw material costs and operating expenses.
     The percentage of cost of sales to sales increased to 81.6% in the three-month period ended December 31, 2005 compared to 78.8% for the same period last year. Escalating raw material, energy and transportation costs continue to pressure margins for our roofing plant operations. As anticipated, there has been short-term margin erosion in the quarter ended December 31, 2005, as we have been able to offset only a portion of higher costs for these items with price increases. Selling, general and administrative (SG&A) costs in the second quarter of fiscal 2006 were 35.5% higher than in the same period last year. As a percentage of sales, SG&A costs increased to 9.4% of net sales in the three-month period ended December 31, 2005, compared to 8.2% in the same three-month period in fiscal 2005. Much of the increase in year-to-year SG&A costs relates to newly acquired RGM being included in consolidated financial results and the ramp-up of operations for Composite Building Products. In addition, a significant component of the increased SG&A costs was stock-based compensation, as we implemented the provisions of SFAS No. 123(R) effective July 1, 2005. Total stock-based compensation in the second quarter of fiscal 2006 was $2,072,000 compared to $1,117,000 for the same quarter last year.
     Interest expense and other, net, was $2,968,000 in the second quarter of fiscal 2006 compared to $2,382,000, in the same prior year period. In the period ended December 31, 2005, no interest was capitalized, compared to $237,000 in the second quarter of fiscal 2005. Increased interest rates on variable rate debt accounted for the majority of the remaining year-to-year increase.
     Our effective tax rate from continuing operations was 37.2% in the second quarter of fiscal 2006 and is expected to approximate this rate for fiscal 2006. The effective tax rate was 38.1% for the same quarter in fiscal 2005. In fiscal 2006, we are able to benefit from the manufacturers’ deduction allowed by the American Jobs Creation Act of 2004.
     In fiscal 2005 we sold both Cybershield and Ortloff. The results for these two companies are presented as discontinued operations for each period presented.
Results of Business Segments
     Sales in the Premium Roofing Products segment increased 14% to $205,642,000 for the three months ended December 31, 2005 compared to $179,823,000 in the same prior year period. Sales of RGM products accounted for nearly two-thirds of the year-to-year increase. In the current year period, shingle unit volume continued to be strong, increasing 4% year-to-year, as demand remained robust in those regions of the United States affected by hurricane activity in fiscal 2005 and the early part of fiscal 2006. Damage to roofs from extreme weather such as hurricanes, hail and certain other weather events can result in higher demand for periods up to eighteen to twenty-four months depending on the extent of roof damage. Average shingle pricing in the current year quarter increased 4% compared to the year-ago period as a result of price increases necessary to offset rapidly escalating asphalt, energy and transportation costs. The price increases in the past year have been consistent with industry trends. Sales of accessory roofing products (other than RGM products) declined slightly in the fiscal 2006 period as compared to the same prior year period.
     Sales of Composite Building Products were $8,678,000 in the second quarter of fiscal 2006, compared to $3,259,000 in the second quarter of fiscal 2005. In December 2005, to assist our customers’ ability to begin building inventory for the upcoming decking season, we initiated shipments of composite building products with extended payment terms. Payments for products shipped during the winter and early spring months will generally be due during the early summer months.
     In the second quarter of fiscal 2006, Specialty Fabric Technologies sales increased 40% to $12,336,000 from $8,791,000 in the same quarter last year. External sales of nonwoven fabrics increased primarily as result of higher demand from outside roofing, facer and filtration customers. Sales of fire barrier products continue to increase but remain very small in relation to consolidated sales. Surface Finishes sales increased slightly in the second quarter of fiscal 2006 to $2,293,000 compared to $2,226,000 for the same quarter last year.
     Operating income for the Premium Roofing Products segment of $26,160,000 for the three-month period ended December 31, 2005 decreased 18% from $32,034,000 achieved in the second quarter of fiscal 2005. Despite strong demand and increased product shipments, transportation, energy and raw material costs in the quarter ended December 31, 2005 escalated at a rate in excess of our ability to achieve price increases to offset rising costs. To partially offset these increasing costs, we implemented an additional price increase effective January 9, 2006. Also, year-to-year margin comparisons were negatively affected by lower shipment volume into Florida storm areas in the current year quarter, as Florida is a relatively higher margin market. During its first full quarter of being included in Premium Roofing Products’ operating results, RGM contributed $652,000 to operating income for the quarter ended December 31, 2005.
     We incurred an operating loss of $1,398,000 for the Composite Building Products segment during the second quarter of fiscal 2006 compared to a $3,183,000 operating loss in the same period in the prior year. Progress toward achieving profitable results was made during the current year quarter for this business. Sales were significantly higher in the quarter ended December 31, 2005 compared to the same quarter in the prior fiscal year. Improvements in yield, operating performance and effective use of regrind scrap have partially offset increased costs of polypropylene. As the price of polypropylene stabilizes, these operating improvements should provide a foundation for improved operating results. We currently believe that the Composite Building Products segment of our business will achieve profitability in the fourth quarter of fiscal 2006 if sales momentum continues and raw material costs do not increase substantially.
     The Specialty Fabric Technologies marketing segment reported a $1,373,000 operating profit in the second quarter of fiscal 2006 compared to a $648,000 operating profit in the three-month period ended December 31, 2004, primarily as a result of increased sales volume, more favorable pricing and improved sales mix of higher margin products such as air filtration and carpet tile backing.
     The Surface Finishes segment had an operating profit of $171,000 in the second quarter this year compared to a $184,000 operating loss in the same quarter last year. Last year’s operating results included a $400,000 charge for environmental costs at a closed facility.
Changes in the Six-Month Period Ended December 31, 2005 Compared to the Six-Month Period Ended December 31, 2004
Overall Performance
     Sales from continuing operations of $444,806,000 during the six-month period ended December 31, 2005 were 25% higher than $357,111,000 in the same period in the prior fiscal year. Sales of premium roofing shingles and accessory products increased substantially during the current year period as a result of continuing strong demand, particularly in those regions of the United States affected by hurricane damage in fiscal 2005 and the early part of fiscal 2006. During the six-month period ended December 31, 2005, operating income from continuing operations of $40,238,000 was marginally higher than $39,731,000 for the same period last year.
     The percentage of cost of sales to sales increased to 81.6% in the six-month period ended December 31, 2005 compared to 80.2% for the same period last year. Escalating raw material, energy and transportation costs continue to pressure margins for our roofing plant operations. To date, we have been able to partially offset higher costs for these items with price increases. However, raw material and transportation costs tend to be volatile and difficult to predict. As a result, there can be short-term margin erosion from time-to-time when the impact of price increases lags rising costs. This dynamic occurred during the fall and early winter months of calendar 2005 when costs of raw materials and transportation increased faster than our ability to achieve price increases. Selling, general and administrative (SG&A) costs in the first half of fiscal 2006 were 34% higher than in the same period last year. As a percentage of net sales, SG&A costs were 9.4% in the current year period compared to 8.7% in the same period in the prior fiscal year. Increased selling cost, particularly in those areas affected by high demand created by hurricane damage, together with the addition of RGM and increased sales activity for Composite Building Products, are the primary factors in higher SG&A costs. Another significant component of the increased SG&A costs was stock-based compensation, as we implemented the provisions of SFAS No. 123(R) effective July 1, 2005. Total stock-based compensation in the first half of fiscal 2006 was $4,040,000 compared to $1,399,000 for the first six months of fiscal 2005.
     Interest expense and other, net, was $5,825,000 in the first six months of fiscal 2006 compared to $4,476,000 in the same prior year period. In the period ended December 31, 2005, no interest was capitalized, compared to $396,000 in the first six months of fiscal 2005. Higher borrowings and increased interest rates on variable rate debt accounted for the majority of the remaining year-to-year increase.
     Our effective tax rate from continuing operations was 37.2% in the first half of fiscal 2006 and is expected to approximate this rate for fiscal 2006. The effective tax rate was 38.0% for the same period in fiscal 2005. In fiscal 2006, we are able to benefit from the manufacturers’ deduction allowed by the American Jobs Creation Act of 2004.
     In fiscal 2005 we sold both Cybershield and Ortloff. The results for these two companies are presented as discontinued operations for each period presented. Discontinued operations for the first half of fiscal 2005 included a $651,000 impairment of Cybershield’s Canton facility, which was sold in the third quarter of fiscal 2005.
Results of Business Segments
     Sales in the Premium Roofing Products segment increased 22% to $400,359,000 for the six months ended December 31, 2005 compared to $327,416,000 in the same prior year period. Current year results include sales from RGM products subsequent to its acquisition. RGM sales accounted for approximately one-third of increased sales in the current year period. In the first six months of fiscal 2006, shingle unit volume continued to be very strong, increasing 11% year-to-year, as demand remained strong in many regions of the United States, particularly those affected by hurricane activity in fiscal 2005 and the early part of fiscal 2006. Average shingle pricing increased 5% compared to the year-ago period as a result of price increases necessary to offset rapidly escalating asphalt, energy and transportation costs.
     Sales of Composite Building Products were $13,758,000 in the first six months of fiscal 2006, compared to $6,242,000 in the first half of fiscal 2005. Pricing and volume both improved year-to-year, and the number of distributors has increased to more than 100. We are committed to developing this business platform to take advantage of the opportunities created by increased awareness of the benefits of composite lumber compared to wood.
     In the first six months of fiscal 2006, Specialty Fabric Technologies sales increased 39% to $26,080,000 from $18,794,000 in the same period last year. External sales of nonwoven fabrics increased primarily as result of higher demand and improved pricing from outside roofing, facer and filtration customers. Sales of fire barrier products continue to increase but remain very small in relation to our consolidated sales total. Surface Finishes sales decreased slightly in the first half of fiscal 2006 to $4,609,000, compared to $4,659,000 for the same period last year.
     Operating income for the Premium Roofing Products segment of $53,719,000 for the six-month period ended December 31, 2005 increased 8% from $49,813,000 achieved in the first six months of fiscal 2005. We were able to achieve higher shingle sales volume as a result of continuing strong demand, together with better efficiency as we continue to increase production at our newest roofing plant in Tuscaloosa, Alabama. This plant was placed in service at the beginning of fiscal 2005. RGM, which was acquired August 25, 2005, added to this segment’s profitability in the period that it was included in our consolidated financial results. The silo failure in the granule storage system at our Myerstown, Pennsylvania facility encountered in the fourth quarter of fiscal 2005 did not significantly impact operating results in the first half of fiscal 2006. This plant operated at full capacity despite its damaged granule storage system. Initial repairs designed to correct the damaged areas at this roofing plant were completed during the quarter ended December 31, 2005. Various engineering refinements to eliminate machine productivity issues encountered in the fourth quarter of fiscal 2005 at the Tuscaloosa, Alabama roofing plant have been completed and productivity improvements have resumed.
     We incurred an operating loss of $5,518,000 for the Composite Building Products segment during the first half of fiscal 2006 compared to a $3,900,000 operating loss in the same period in the prior year, as we made adjustments for returned material and non-decking inventories for this developing business in the first quarter of the current fiscal year. The operating loss reported in the six-month period ended December 31, 2005, included an approximate $2,600,000 write-down of inventory and returned material taken in the quarter ended September 30, 2005. No additional returned material or inventory valuation adjustments were required in the three-month period ended December 31, 2005.
     The Specialty Fabric Technologies marketing segment reported a $2,883,000 operating profit in the first six months of fiscal 2006 compared to a $1,346,000 operating profit in the six-month period ended December 31, 2004. Higher sales volumes, improved pricing and changes in product mix due to increased demand for our new non-roofing products all contributed to improved profitability.

     The Surface Finishes segment had an operating profit of $444,000 in the first six months of fiscal 2006 compared to $143,000 in the same period last year. Fiscal 2005 results included a $400,000 charge for estimated environmental costs at its former Lufkin, Texas plating operation.
Financial Condition
Overview
     Our liquidity needs generally arise principally from working capital requirements, capital expenditures, payment of dividends and interest payments. During the first six months of fiscal 2006, we relied on internally generated funds to finance our cash requirements. Our working capital requirements typically fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months. At December 31, 2005, we had $67,085,000 in cash, cash equivalents and short-term investments available to fund growth opportunities, capital expenditures and other cash requirements. We did not borrow under our revolving credit facility during the first half of fiscal 2006.
Operating Activities
     We generate cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, stock-based compensation, depreciation and amortization. Cash flows from operating activities also either increase or decrease as a result of changes in working capital requirements. In the six months ended December 31, 2005, we generated cash of $28,600,000 from operating activities, compared to $23,807,000 in the same six-month period last year.
     After considering $5,708,000 of trade receivables acquired in the RGM acquisition in August 2005, trade receivables at December 31, 2005 were $16,911,000 lower than at June 30, 2005 due primarily to the seasonal slowdown of sales in certain markets, improvements in payment practices of certain slower paying customers, and the collection of extended term receivables. During the six-month period ended December 31, 2005, we collected $2,810,000 of extended term receivables outstanding at June 30, 2005. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products and composite building products shipped during the late winter and early spring months, with payments generally due during the spring and early summer. At December 31, 2005, after considering $6,909,000 of inventories acquired in the RGM acquisition, inventories were $11,428,000 higher than at June 30, 2005, primarily due to the seasonal increase in inventory in those markets not affected by heavy levels of storm damage. Accounts payable and accrued liability balances, other than those assumed in the acquisition of RGM, were significantly lower at December 31, 2005 than at June 30, 2005, primarily as a result of the timing of the payment of trade payables. The current ratio was 3.6 to 1 at December 31, 2005, compared to 3.5 to 1 at June 30, 2005.
Investing Activities
     Cash flows from investing activities primarily reflect our capital expenditure strategy, together with activity relating to acquisitions and short-term investments. Net cash used for investing activities was $28,337,000 in the first six months of fiscal 2006 compared to $56,113,000 in the same period in fiscal 2005. Capital expenditures in the six-month period ended December 31, 2005 are representative of normal levels of capital expenditures, as major capacity initiatives undertaken over the past several years have been substantially completed. Other than major capacity initiatives, capital expenditures are expected to be approximately $20,000,000 per year. On August 25, 2005, we utilized $24,285,000 of available liquidity (primarily the sale of short-term investments) to finance the acquisition of RGM. During the first six months of fiscal 2006, we sold or redeemed $7,460,000 of short-term investments to supplement cash flows from operating activities.
Financing Activities
     Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock and exercises of stock options. Net cash used for financing activities was $4,139,000 in the first six months of fiscal 2006, compared to $38,316,000 of cash provided in the same period last year.
     At December 31, 2005, liquidity consisted of $67,085,000 of cash, cash equivalents, short-term investments and $121,148,000 of available borrowings under the $125,000,000 committed line of credit facility. The debt to capital ratio (after deducting cash, cash equivalents and short-term investments of $67,085,000 from $202,286,000 of principal debt) was 31.3%.

     Our Board of Directors has authorized the repurchase of common stock from time to time on the open market. As of December 31, 2005, we have repurchase authority of approximately $10,600,000 remaining. We did not make any open market purchases of common stock in the six-month period ended December 31, 2005. However, on January 23, 2006, we announced our intention to spend up to $4,000,000 to acquire shares of our outstanding common stock under this repurchase authority.
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
Critical Accounting Policies
     Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies which we believe are the most critical to fully understanding and evaluating our reported financial results are:
–	Collectibility of Accounts Receivable

–	Accruals for Loss Contingencies, including Warranties

–	Inventories

–	Revenue Recognition

–	Impairment of Long-Lived Assets

–	Stock-Based Compensation
     These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2005. There were no significant changes in critical accounting policies during the six-month period ended December 31, 2005.
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
Higher Raw Material, Energy and Transportation Costs
     In our building products businesses, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene, wood particles and various additives for product preservation. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Further, our largest long-term contracts for certain raw materials expired at the end of calendar year 2005. Negotiation of new contracts are in process, but there is no assurance that new contracts will be agreed upon. Certain raw materials are currently being purchased on a purchase order basis. Either alternative (new contracts or purchases using purchase orders) may result in higher or lower raw material costs. Historically, we have been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should we be unable to recover higher raw material, energy and/or transportation costs, including higher trucking costs resulting from fuel surcharges and regulatory changes in the trucking industry, through price increases of our products, operating results could be adversely affected and/or lower than projected.
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
Physical Loss to Manufacturing Facilities
     Although we insure ourselves against physical loss to our manufacturing facilities, including business interruption losses, natural or other disasters and accidents, including but not limited to fire, earthquake, damaging winds, floods, explosions and other casualties, operating results could be adversely affected if any of our manufacturing facilities became inoperable for an extended period of time due to these insured events or other non-insured events, including but not limited to acts of God, war or terrorism.

Development of New Products
     Each of our businesses is actively involved in the development of new products, processes and services which are expected to contribute to our ongoing long-term growth and earnings. Consumer products using VersaShield fire retardant coatings have produced a limited amount of commercial sales to date. VersaShield’s fire retardant coatings market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. Further, our composite building products operation is producing and selling a new generation of decking products. We believe that this new generation of products will allow this business to achieve sustained operating profitability. Our composite building products operation is also developing products for use in various industrial applications. If such developmental activities are not successful, regulatory requirements are less stringent than currently predicted, market demand is less than expected, we experience unanticipated product performance issues or delays in achieving target product specifications, or we cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.
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
     We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. There are no natural gas hedge transactions in effect at December 31, 2005. However, it is anticipated that hedging strategies will likely be utilized in the future.
     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We currently have two interest rate swaps in effect. We have entered into interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt at December 31, 2005. The net fair value of these swaps was $1,670,000 at December 31, 2005. Based on outstanding debt at December 31, 2005, our annual interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Information regarding risk factors appears in our MD&A under the heading “Business Risks and Forward-Looking Statements” in Part I. Item 2 of this report and in Part II. Item 7 of our Fiscal 2005 Form 10-K. There have been no material changes from the risk factors disclosed in the Fiscal 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to purchases made by the company of its own stock during the quarter ended December 31, 2005.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of
	Total Number		Shares Purchased as	Shares that may yet be
	of Shares	Average	Part of Publicly	Purchased under the
	Purchased	Price Paid	Announced Plans or	Plans or
Period	(Note 1)	per Share	Programs	Programs (Note 2)

October, 2005	—	—	$—	$10,600,000
November, 2005	410	$31.49	$—	$10,600,000
December, 2005	—	—	$—	$10,600,000

Total	410	$31.49	$—

(1)	Represents repurchases of 410 restricted shares from officers and employees for income tax withholding payments.

(2)	On September 28, 1998, the company’s Board of Directors authorized the purchase of up to $10,000,000 of common stock from time to time on the open market to be used for general corporate purposes. On August 28, 2000, the Board of Directors authorized the repurchase of an additional $10,000,000 of common stock. The authorizations did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The company’s Annual Meeting of Shareholders was held on October 25, 2005 for the purpose of electing two directors and ratifying the appointment of the company’s independent auditors.

(b)	Directors Elected

	NUMBER OF VOTES
	FOR	AGAINST	WITHHELD
Steven J. Demetriou	19,005,301	21,596	492,590
Michael L. McMahan	19,006,002	20,895	492,590
Richard A. Nowak	18,727,410	299,487	492,590

(c)	Other Directors whose term continued after the meeting:
Thomas D. Karol
Dale V. Kesler
James E. Hall
Shauna R. King
Effective October 25, 2005, Mr. David W. Quinn retired from the Board of Directors.

(d)	Other matters voted upon at the meeting and the number of affirmative votes, negative votes, and abstentions.

	NUMBER OF VOTES
	FOR	AGAINST	ABSENTIONS
Ratification of Grant Thornton LLP as independent auditors of the company for the fiscal year ending June 30, 2006.	19,346,994	19,271	153,222
Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp

DATE: February 8, 2006	/s/ Gregory J. Fisher

Gregory J. Fisher
Senior Vice President, Chief Financial Officer and Controller

/s/ Leonard R. Harral

Leonard R. Harral
Vice President,
Chief Accounting Officer and Treasurer