Form 10-Q
period 2006-03-31
ELKCORP
filed 2006-05-05
CIK 32017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     As of close of business on May 1, 2006, the Registrant had outstanding 20,478,765 shares of Common Stock, par value $1 per share.

ElkCorp and Subsidiaries
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELKCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands, except per share data)

	March 31,	June 30,
Assets	2006	2005

Current Assets
Cash and cash equivalents	$5,901	$9,261
Short-term investments	38,600	69,160
Trade receivables, less allowance of $598 and $695	170,045	148,928
Inventories	96,121	71,467
Prepaid expenses and other	10,725	8,223
Deferred income taxes	7,971	7,849
Discontinued operations	2,426	1,193

Total current assets	331,789	316,081

Property, Plant and Equipment, at cost	474,082	440,989
Less — Accumulated depreciation	(179,694)	(156,901)

Property, plant and equipment, net	294,388	284,088

Goodwill and Intangible Assets	23,369	2,186
Other Assets	5,040	7,496
Discontinued Operations — Noncurrent	2,188	3,718

	$656,774	$613,569

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$59,469	$56,742
Accrued liabilities	33,930	31,171
Current maturities on long-term debt	977	381
Discontinued operations	865	937

Total current liabilities	95,241	89,231

Long-Term Debt	201,218	200,146

Deferred Income Taxes	53,004	53,382

Commitments and Contingencies

Shareholders’ Equity
Common stock ($1 par, 20,503,855 and 20,297,905 shares issued)	20,504	20,298
Paid-in capital	82,060	70,412
Unearned compensation – stock-based compensation	(9,290)	(5,620)
Retained earnings	215,011	186,388

	308,285	271,478
Less — Treasury stock (27,564 and 22,761 shares, at cost)	(974)	(668)

Total shareholders’ equity	307,311	270,810

	$656,774	$613,569

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales	$243,194	$201,871	$688,000	$558,982

Cost and Expenses
Cost of sales	200,917	157,939	563,858	444,258
Selling, general and administrative	23,476	19,004	65,103	50,065

Operating Income from Continuing Operations	18,801	24,928	59,039	64,659

Interest Expense and Other, Net	2,700	2,614	8,525	7,090

Income From Continuing Operations Before Income Taxes	16,101	22,314	50,514	57,569
Provision for income taxes	5,955	8,191	18,760	21,588

Income From Continuing Operations	10,146	14,123	31,754	35,981

Income (Loss) From Discontinued Operations, Net of Income Taxes	—	1,174	(66)	451

Net Income	$10,146	$15,297	$31,688	$36,432

Income (Loss) Per Share — Basic
Continuing operations	$.50	$.71	$1.57	$1.83
Discontinued operations	—	.06	(.01)	.02

Net income	$.50	$.77	$1.56	$1.85

Income (Loss) Per Share — Diluted
Continuing operations	$.49	$.69	$1.54	$1.78
Discontinued operations	—	.06	—	.02

Net income	$.49	$.75	$1.54	$1.80

Dividends Per Common Share	$.05	$.05	$.15	$.15

Average Common Shares Outstanding (000’s)
Basic	20,308	19,784	20,254	19,718

Diluted	20,697	20,482	20,627	20,184

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Nine Months Ended
	March 31,
	2006	2005
Cash Flows From Operating Activities

Net income	$31,688	$36,432
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	19,653	17,424
Deferred income taxes	(672)	7,934
Stock-based compensation	6,057	2,272
Changes in assets and liabilities, net of acquisition:
Trade receivables	(15,409)	(43,892)
Inventories	(17,745)	(8,526)
Prepaid expenses and other	(2,173)	(1,420)
Accounts payable and accrued liabilities	(7,831)	18,577
Changes in assets and liabilities of discontinued operations	225	337

Net cash provided by operating activities	13,793	29,138

Cash Flows From Investing Activities

Additions to property, plant and equipment	(14,997)	(32,141)
Purchases of short-term investments	(268,480)	(127,435)
Sales and redemptions of short-term investments	299,040	99,935
Proceeds from sale of assets of discontinued operations	—	3,093
Acquisitions, net of cash acquired	(24,285)	(471)
Other, net	(2,380)	(1,496)

Net cash used for investing activities	(11,102)	(58,515)

Cash Flows From Financing Activities

Proceeds from sale of Senior Notes	—	50,000
Repayments on Revolving Credit Facility, net	—	(10,300)
Payments on other borrowings	(4,807)	—
Dividends paid on common stock	(3,065)	(3,007)
Purchases of common stock	(5,681)	(763)
Exercises of stock options	6,782	4,831
Excess tax benefits of stock option exercises	720	—

Net cash provided by (used for) financing activities	(6,051)	40,761

Net Increase (Decrease) in Cash and Cash Equivalents	(3,360)	11,384

Cash and Cash Equivalents at Beginning of Year	9,261	273

Cash and Cash Equivalents at End of Period	$5,901	$11,657

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, $ in thousands)

		Additional				Total
	Common	Paid-in	Unearned	Retained	Treasury	Shareholders’
	Stock	Capital	Compensation	Earnings	Stock	Equity
Balance, June 30, 2004	$19,988	$57,852	$(628)	$143,540	$(5,710)	$215,042
Net income	—	—	—	36,432	—	36,432
Exercises of stock options	35	717	—	—	4,079	4,831
Restricted stock grants	—	1,260	(3,551)	—	2,291	—
Restricted stock vesting	—	—	919	—	—	919
Performance stock grants	—	5,401	(5,401)	—	—	—
Performance stock amortization	—	—	1,353	—	—	1,353
Purchases of treasury stock	—	—	—	—	(763)	(763)
Dividends	—	—	—	(3,007)	—	(3,007)

Balance, March 31, 2005	$20,023	$65,230	$(7,308)	$176,965	$(103)	$254,807

		Additional				Total
	Common	Paid-in	Unearned	Retained	Treasury	Shareholders’
	Stock	Capital	Compensation	Earnings	Stock	Equity
Balance, June 30, 2005	$20,298	$70,412	$(5,620)	$186,388	$(668)	$270,810
Net income	—	—	—	31,688	—	31,688
Stock option grants	—	6,209	(6,209)	—	—	—
Exercises of stock options	185	1,639	—	—	4,958	6,782
Excess tax benefit of stock option exercises	—	720	—	—	—	720
Stock option vesting	—	—	3,321	—	—	3,321
Restricted stock grants	21	610	(1,027)	—	396	—
Restricted stock vesting	—	—	1,111	—	—	1,111
Performance stock grants	—	2,331	(2,331)	—	—	—
Performance stock amortization	—	—	1,625	—	—	1,625
Purchases of treasury stock	—	—	—	—	(5,681)	(5,681)
Dividends	—	—	—	(3,065)	—	(3,065)
Other	—	139	(160)	—	21	—

Balance, March 31, 2006	$20,504	$82,060	$(9,290)	$215,011	$(974)	$307,311

ELKCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
     The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended March 31, 2006 and 2005. Because of seasonal, weather-related conditions in some of the company’s market areas, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.
     The company has revised its fiscal 2005 consolidated statement of cash flows to present the operating and investing portion of cash flows attributable to discontinued operations on a separately identifiable basis. The company had previously recorded these amounts on a combined basis.
Note 2 — Company Segments
     The Premium Roofing Products segment manufactures premium laminated fiberglass asphalt shingles and accessory products. The segment includes RGM Products, Inc. (RGM), which was acquired in August 2005, and manufactures high-profile hip and ridge and other roofing related products. The Composite Building Products segment manufactures composite wood decking, railing, marine dock, and other OEM products. The Specialty Fabric Technologies segment is a marketing operation developed to create brand awareness and promote increased sales of Elk’s nonwoven specialty fabric products, which includes external sales of coated and uncoated nonwoven fabrics used in fire barrier technologies, various applications for other industries and in asphalt shingles. Fire barrier technologies feature fire retardant coatings designed for use in bedding, home furnishings, and other consumer products. The Surface Finishes segment includes hard chrome and other finishes designed to extend the life of steel machinery components operating in abrasive environments. Prior to fiscal 2006, fire barrier technologies and the Surface Finishes segment were combined and shown as Other, Technologies. Prior to fiscal 2006, external sales of coated and uncoated nonwoven fabrics were included in the Premium Roofing Products segment. Corporate and Other represents corporate office expenses and other expense items not allocated to the operating segments. In fiscal 2005, both Cybershield, Inc. (Cybershield) and Ortloff Engineers, LTD (Ortloff) were sold. Both companies are reported as discontinued operations in all periods presented. Financial information by company segment is summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales from Continuing Operations
Premium Roofing Products	$220,114	$185,549	$620,473	$512,965
Composite Building Products	7,545	4,726	21,303	10,968
Specialty Fabric Technologies	13,616	9,443	39,696	28,237
Surface Finishes	1,919	2,153	6,528	6,812

	$243,194	$201,871	$688,000	$558,982

Operating Profit (Loss) from Continuing Operations
Premium Roofing Products	$24,990	$32,671	$78,709	$82,484
Composite Building Products	(2,059)	(2,441)	(7,577)	(6,341)
Specialty Fabric Technologies	1,383	177	4,266	1,523
Surface Finishes	212	(371)	656	(228)
Corporate and Other	(5,725)	(5,108)	(17,015)	(12,779)

	18,801	24,928	59,039	64,659
Interest expense and other, net	(2,700)	(2,614)	(8,525)	(7,090)

Income from continuing operations before income taxes	$16,101	$22,314	$50,514	$57,569

Note 3 — Cash, Cash Equivalents and Short-Term Investments
     Cash equivalents represent money market funds subject to daily redemption. Short-term investments consist of Auction Rate Securities (ARS) and Variable Rate Demand Notes (VRDN) and are carried at cost or par value, which approximates the fair market value. The company’s ARS and VRDN investments are tax-exempt instruments of high credit quality. The primary objectives of both types of investments are safety, preservation of invested funds and liquidity sufficient to meet cash flow requirements. Both ARS and VRDN securities have variable rates tied to short-term interest rates. Interest rates on ARS securities reset through a modified Dutch auction process at predetermined short-term intervals, either every 7, 28, or 35 days. Interest rates on VRDN securities reset weekly and can be tendered for sale upon notice (of generally no longer than seven days) to the remarketing agent in the secondary market to other investors. Although both ARS and VRDN securities are issued and rated as long-term securities, they are priced and traded as short-term instruments. The company classifies these short-term investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Instruments in Debt and Equity Securities.”
     The company reflects disbursements as trade accounts payable until such time as payments are presented to the bank for payment. At March 31, 2006 and June 30, 2005, disbursements totaling approximately $18,000,000 and $23,000,000, respectively, had not been presented for payment to the bank.
Note 4 — Earnings Per Share
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

	(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Income from continuing operations	$10,146	$14,123	$31,754	$35,981

Denominator for basic earnings per share — weighted average shares outstanding	20,308	19,784	20,254	19,718

Effect of dilutive securities:
Unvested restricted shares and outstanding stock options	389	698	373	466

Denominator for dilutive earnings per share — adjusted weighted average shares and assumed issuance of shares purchased under stock option plans and vesting of restricted shares using the treasury stock method	20,697	20,482	20,627	20,184

Basic earnings per share from continuing operations	$.50	$.71	$1.57	$1.83

Diluted earnings per share from continuing operations	$.49	$.69	$1.54	$1.78

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	—	—	—	243

Note 5 — Inventories
     Inventories consist of the following:

	(In thousands)
	March 31,	June 30,
	2006	2005
Raw materials	$20,950	$15,380
Work-in-process	209	219
Finished goods	74,962	55,868

	$96,121	$71,467

Note 6 — Long-Term Debt
     Long-term debt is summarized as follows:

	(In thousands)
	March 31,	June 30,
	2006	2005
Senior Notes	$195,000	$195,000
Revolving Credit Facility	—	—
Fair value of interest rate swaps	174	4,463
Other debt	7,021	1,064

	202,195	200,527
Less: Current maturities	(977)	(381)

	$201,218	$200,146

     The company has issued Senior Notes (Notes) summarized as follows (in thousands):

Principal
Amount	Maturity	Interest Rate
$25,000	July 2007	4.69%
$60,000	June 2009	6.99%
$60,000	June 2012	7.49%
$50,000	November 2014	6.28%

$195,000

     In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through June 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At March 31, 2006, the fair value of the derivative was $632,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 2007. This interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap. At March 31, 2006, the fair value of the derivative was a liability of $458,000 and is recorded in accrued liabilities and as a decrease in the carrying value of long-term debt.
     At March 31, 2006, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. At March 31, 2006, there were no borrowings outstanding on the Facility and $3,852,000 of letters of credit were outstanding.
     Both the Notes and the Facility contain financial covenants which require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited by the Facility to certain specified levels. At March 31, 2006, the company was in compliance with all of these financial covenants.
     Other debt includes various mortgage debt and notes payable assumed in connection with acquisitions. The majority of these obligations, which included both fixed rate and variable rate instruments, are secured by liens on the assets acquired, and are due at various dates through June 2020.

Note 7 — Stock-Based Compensation
     The Compensation Committee of the Board of Directors has established a current practice of awarding ElkCorp officers 75% of a long-term incentive compensation award in the form of performance shares (as described below) and 25% in the form of stock options. Other key employees receive their long-term incentive compensation in the form of awards of performance shares and stock loan grants. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the shareholder approved 2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan (Equity Incentive Compensation Plan). This plan provides for grants of stock options, performance shares and restricted stock.
Stock Options —
     The company’s Equity Incentive Compensation Plan provides for the granting of incentive and nonqualified stock options to directors, officers and key employees of the company for purchase of the company’s common stock. Stock options are generally granted for a ten-year term. Options granted to officers and key employees generally vest ratably over three-year or five-year periods. Options granted to nonemployee directors fully vest at grant date. Options granted prior to July 1, 2005 to employees who have reached retirement age are amortized over the applicable vesting period until such time that they announce their intention to retire. At that time, remaining unrecognized compensation is recorded as compensation expense during the remainder of their employment.
     Prior to fiscal 2006, the company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Effective July 1, 2005, the company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123 (R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the nine-month period ended March 31, 2006, the following weighted-average assumptions were used:

Dividend yield:	0.85%
Risk-free interest rate:	4.15%
Expected market price volatility:	.39
Expected life of options:	8 years
Fair value of grants:	$13.37
     For the three-month and nine-month periods ended March 31, 2006, the company recorded $1,033,000 and $3,321,000, respectively, for stock-based compensation expense related to stock option grants. This amount is recorded in selling, general and administrative expense. The company issues treasury shares, if available, to satisfy stock option exercises. If treasury shares are unavailable, new shares are issued. At March 31, 2006, there is $2,887,000 of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, $1,013,000 will be recognized in the last three-months of fiscal 2006 and $1,874,000 will be recognized in subsequent years through fiscal 2008. Beginning July 1, 2005, any tax deductions in excess of recognized compensation costs are reported as financing cash flows rather than operating cash flows as was prescribed prior to the adoption of SFAS 123(R). For the nine-month period ended March 31, 2006, $720,000 of excess tax benefits relating to stock option exercises were recorded. There were no excess tax benefits from the exercise of options in the nine-month period ended March 31, 2005.

Performance Stock Awards —
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
     The company currently estimates that the probable number of shares to be issued at the end of the three-year performance period ending June 30, 2007, will be 136,870 shares. The maximum potential number of shares that can be issued for this performance period is 205,305 shares. For the three-year performance period ending June 30, 2008, the company estimates that the probable number of shares to be issued will be 122,170 shares. The maximum potential number of shares that can be issued for this second performance period is 183,255 shares. Prior to July 1, 2005, the initial award was accounted for using variable accounting as prescribed by APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, performance shares were accounted for by charging a ratable portion of compensation expense during each accounting period based on the probable number of shares to be issued times the price of ElkCorp common stock at the end of each period. Beginning July 1, 2005, all performance shares are accounted for at fair value in accordance with the provisions of SFAS No. 123(R) multiplied by the probable number of shares to be issued. During the three-month and nine-month periods ended March 31, 2006, $573,000 and $1,625,000, respectively, was charged to compensation expense for performance shares, based on the probable number of shares that will be issued at the end of the applicable performance periods. During the three-month and nine-month periods ended March 31, 2005, $545,000 and $1,353,000 respectively, was charged to compensation expense for performance shares. At March 31, 2006, there is $3,592,000 of total unrecognized compensation cost related to performance stock awards remaining to be recognized based on the currently estimated probable number of shares to be issued. Of this total, $573,000 will be recognized in the last three months of fiscal 2006 and $3,019,000 will be recognized in subsequent years through fiscal 2008. Compensation expense attributable to performance stock awards is classified as selling, general and administrative expense.
Restricted Stock —
     The Equity Incentive Compensation Plan also provides for grants of restricted stock to directors and employees of the company. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow. Restricted shares either vest 33 1/3% per year over a three-year restriction period or 20% per year over a five-year restriction period. In the nine-month period ended March 31, 2006, 32,590 restricted shares were granted at market prices ranging from $30.18 to $35.55 per share. At grant date, the value of restricted stock is reflected as unearned compensation in shareholders’ equity and is amortized over the applicable restriction period. Restricted stock issued to directors vest in full three years after grant date. In the three-month and nine-month periods ended March 31, 2006, compensation expense of $411,000 and $1,111,000, respectively, was recognized relating to restricted stock awards. In the three-month and nine-month periods ended March 31, 2005, compensation expense of $328,000 and $919,000, respectively, was recognized relating to restricted stock awards. At March 31, 2006, there is $3,384,000 of total unrecognized compensation cost related to unvested restricted stock remaining to be recognized. Of this total $450,000 will be recognized in the last three-months of fiscal 2006 and $2,934,000 will be recognized in subsequent years through fiscal 2011. Compensation expense attributable to restricted shares is classified as selling, general and administrative expense.
Stock/Loan Plan —
     Under the company’s Stock/Loan Plan, certain employees are granted loans based on a percentage of their salaries, the performance of their operating units, and also as long-term incentive compensation awards, for the purpose of purchasing the company’s common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at March 31, 2006, and June 30, 2005, totaling $4,338,000 and $2,963,000, respectively, are included in other assets. In compliance with certain provisions of the Sarbanes-Oxley Act of 2002, no loans have been granted to executive officers of ElkCorp since the passage of the Sarbanes-Oxley Act of 2002.

Prior Year Pro Forma Disclosure —
     If compensation cost for stock-based compensation plans had been determined for the three-month and nine-month periods ended March 31, 2005 using the fair value method, pro forma net income, stock option compensation expense and basic and diluted earnings per common share would have been as follows:

	(In thousands, except per share data)
	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2005	2005
Net income as reported	$15,297	$36,432
Add: Stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	355	880
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,005)	(2,688)

Pro forma earnings	$14,647	$34,624

Earnings per common share:
Basic — as reported	$.77	$1.85

Basic — pro forma	$.74	$1.76

Diluted — as reported	$.75	$1.80

Diluted — pro forma	$.72	$1.72

Note 8 — Product Warranties
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

(In thousands)	Warranty Liability
Balance, June 30, 2005	$4,902
Warranties of acquired business	167
Accrued for new warranties	2,176
Changes in estimates for pre-existing warranties	1,770
Warranty settlements during the period	(3,119)

Balance, March 31, 2006	$5,896

Note 9 — Environmental Risk
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
     In fiscal 2004, Chromium completed a supplemental groundwater and soil assessment at the Lufkin facility. The assessment further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (APAR) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination was necessary. Chromium has received approval from the TCEQ for a Remediation Action Plan (RAP) that describes remediation activities and engineering controls to clean up the site under the VCP to a site specific risk-based clean-up standard as prescribed by the Texas Risk Reduction Program. The company believes that current findings indicate that remediation activities will be similar to a plan utilized at another Chromium plant. This assessment, in conjunction with projections developed in finalizing the RAP that are site specific, resulted in the company recording an accrued liability of $700,000 in fiscal 2005. Certain other scenarios, none of which are reasonably expected at this time, could potentially result in material costs to the company.
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
Note 10 — Acquisitions
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
     The allocation of the purchase price to assets acquired and liabilities assumed is preliminary and is subject to further analysis. Any modification of purchase price will result in an increase or decrease in the allocation to goodwill. On a preliminary basis, the purchase price was allocated to $27,759,000 for net tangible assets, $10,700,000 of identifiable intangible assets and $11,040,000 of goodwill, taking into account indebtedness and current liabilities assumed. The results of RGM’s operations are included in the results of operations prospectively from the date of acquisition. Pro forma financial information has not been presented, as the effects were not material to ElkCorp’s historical financial statements.
Note 11 — Goodwill and Intangible Assets
     The change in the carrying amount of goodwill for the nine-month period ended March 31, 2006 was (in thousands):

Balance, June 30, 2005	$1,497
Goodwill acquired	11,098

Balance, March 31, 2006	$12,595

The changes in intangible assets for the nine months ended March 31, 2006 were (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value
	June 30,		Mar. 31,	June 30,		Mar. 31,	June 30,	Mar. 31,
(in thousands)	2005	Additions	2006	2005	Expense	2006	2005	2006
Patents	$724	$5,400	$6,124	$35	$257	$292	$689	$5,832

Customer relationships	—	3,700	3,700	—	216	216	—	3,484

Trademarks	—	600	600	—	25	25	—	575
Noncompete agreement	—	1,000	1,000	—	117	117	—	883

	$724	$10,700	$11,424	$35	$615	$650	$689	$10,774

Weighed average useful lives are as follows:
Patents – 14 years
Customer relationships – 10 years
Trademarks – 14 years
Noncompete agreement – 5 years
Note 12 — Discontinued Operations
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

     The results of both Cybershield and Ortloff are classified as discontinued operations in the Consolidated Financial Statements. Summary operating results of discontinued operations are summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales	$—	$3,105	$—	$5,180
Cost of sales	—	108	—	948
Selling, general and administrative	—	1,115	106	2,826
Impairment of assets	—	—	—	651

Operating income (loss)	—	1,882	(106)	755
Provision (credit) for income taxes	—	708	(40)	304

Net income (loss) from discontinued operations	$—	$1,174	$(66)	$451

Note 13 — Income Taxes
     The American Jobs Creation Act of 2004 (the Act) provides tax relief to U.S. domestic manufacturers. The Financial Accounting Standards Board (FASB) directed its staff to issue Financial Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that a manufacturers’ deduction provided for under the act should be accounted for as a special deduction and not as a tax rate reduction. The effective tax rate of 37.1% includes the estimated tax deduction for this item for fiscal 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the year ended June 30, 2005. ElkCorp has achieved company records for shipments of laminated shingles and has been able to sustain its successful operating performance in the first nine months of fiscal 2006. Following an outstanding year in fiscal 2005, the demand for our laminated shingles has continued at record levels this fiscal year to date. However, due to escalating transportation, energy, raw material costs (especially asphalt costs) and changes in regional mix for product shipments, our margins have been decreasing as we have been able to pass along only a portion of higher costs through higher net selling prices. Overall gross margin, as a percentage of sales, was also reduced by slower than anticipated shipments into the relatively higher margin Florida market due, in part, to longer lead times for insurance claim settlements following Hurricane Wilma, which occurred in the early part of fiscal 2006. Product expected to be shipped into Florida was shipped to the Gulf Coast storm areas that were affected by Hurricanes Rita and Katrina during the calendar 2005 hurricane season. We have been able to achieve a 13% year-to-year increase in production at our roofing plants as of March 31, 2006 and incoming order levels have been strong in most regions of the United States. Compared to the first nine months of the prior fiscal year, shingle shipments in the first nine months of fiscal 2006 increased approximately 10% and average selling prices increased 5.9%.
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
     Our Composite Building Products platform reported an operating loss in both the three-month and nine-month periods ended March 31, 2006. Although operating results have been disappointing, decking sales continue to increase on a year-over-year basis. We remain committed to the ultimate success of this platform. We believe we have the cost structure, yields, products and market acceptance to reach profitability in this business.
     Beginning in fiscal 2006, we are reporting results for Specialty Fabric Technologies, a marketing division developed to create brand awareness and promote increased sales of our nonwoven specialty fabrics products and VersaShield fire barrier technology, as a separate segment. Our Surface Finishes business does not fit into our focus on building products platforms and continues to be offered for sale. We currently plan for this business to remain as one of our business platforms if it is not sold.
Performance Data
     The following table and subsequent discussion set forth performance data from our continuing operations, expressed as a percentage of net sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.6	78.2	82.0	79.5

Gross margin	17.4	21.8	18.0	20.5
Selling, general and administrative	9.7	9.4	9.5	9.0

Income from operations	7.7	12.4	8.5	11.5
Interest expense and other, net	1.1	1.3	1.2	1.2

Income from continuing operations before income taxes	6.6	11.1	7.3	10.3
Provision for income taxes	2.4	4.1	2.7	3.9

Income from continuing operations	4.2%	7.0%	4.6%	6.4%

Changes in the Three-Month Period Ended March 31, 2006 Compared to the Three-Month Period Ended March 31, 2005
Overall Performance
     Sales from continuing operations of $243,194,000 during the three-month period ended March 31, 2006 were 20.5% higher than $201,871,000 in the same period in the prior fiscal year. Sales of premium roofing shingles and accessory products increased during the current year period as a result of continuing strong demand in most regions of the United States of America, particularly in those regions affected by Hurricanes Katrina and Rita which occurred in the early part of fiscal 2006. Sales in the current year were also bolstered by the acquisition of RGM and incremental sales from the Composite Building Products and Specialty Fabric Technologies segments. During the three-month period ended March 31, 2006, operating income from continuing operations of $18,801,000 was 24.6% lower than $24,928,000 for the same period last year. The reduction in operating income is primarily a result of higher transportation, energy, and raw material costs.
     The percentage of cost of sales to sales increased to 82.6% in the three-month period ended March 31, 2006 compared to 78.2% for the same period last year. Escalating raw material, energy and transportation costs continue to pressure margins for our roofing plant operations. During the three-month period ended March 31, 2006, asphalt prices were approximately 35% higher than in the same quarter in fiscal 2005. As anticipated, there has been margin erosion in the quarter ended March 31, 2006, as we have been able to offset only a portion of higher costs for these items with price increases. Selling, general and administrative (SG&A) costs in the third quarter of fiscal 2006 were 23.5% higher than in the same period last year. As a percentage of sales, SG&A costs increased to 9.7% of net sales in the three-month period ended March 31, 2006, compared to 9.4% in the same three-month period in fiscal 2005. Much of the increase in year-to-year SG&A costs relates to newly acquired RGM being included in consolidated financial results and the ramp-up of operations for Composite Building Products. In addition, a significant component of the increased SG&A costs was stock-based compensation, as we implemented the provisions of SFAS No. 123(R) effective July 1, 2005. Total stock-based compensation in the third quarter of fiscal 2006 was $2,017,000 compared to $873,000 for the same quarter last year.
     Interest expense and other, net, was $2,700,000 in the third quarter of fiscal 2006 compared to $2,614,000 in the same prior year period. In the period ended March 31, 2006, no interest was capitalized, compared to $272,000 in the third quarter of fiscal 2005. Rising interest rates on variable rate debt resulted in higher interest expense of approximately $300,000. However, increasing interest expense was partially offset by higher interest income from short-term investments. Our effective tax rate from continuing operations was 37.0% in the third quarter of fiscal 2006 and is expected to approximate 37.1% for fiscal 2006. The effective tax rate was 36.7% for the same quarter in fiscal 2005. The lower effective rate in fiscal 2005 was primarily attributable to more state investment tax credits being available to offset tax liabilities.
     In fiscal 2005, we sold both Cybershield and Ortloff. The results for these two companies are presented as discontinued operations for each period presented.
Results of Business Segments
     Sales in the Premium Roofing Products segment increased 18.6% to $220,114,000 for the three months ended March 31, 2006 compared to $185,549,000 in the same prior year period. Sales of RGM products accounted for almost half of the year-to-year increase. In the current year period, shingle unit volume continued to be strong, increasing 7.8% year-to-year, as demand remained robust in those regions of the United States affected by Hurricanes Katrina and Rita, which occurred in the early part of fiscal 2006. Damage to roofs from extreme weather such as hurricanes, hail and certain other weather events can result in higher demand for periods up to eighteen to twenty-four months depending on the extent of roof damage. Average shingle pricing in the current year quarter increased 6.5% compared to the year-ago period as a result of price increases necessary to offset rapidly escalating asphalt, energy and transportation costs. The price increases in the past year have been consistent with industry trends.
     Sales of Composite Building Products were $7,545,000 in the third quarter of fiscal 2006, compared to $4,726,000 in the third quarter of fiscal 2005. In December 2005, to assist our customers’ ability to begin building inventory for the upcoming decking season, we initiated shipments of composite building products with extended payment terms. However, we believe our customers have been somewhat reluctant to place initial seasonal orders due to slower growth in the 2005 decking season which caused a general industry overstocking last year. Based on industry data, we anticipate the decking market will return to a more normalized growth rate later in the season. We are optimistic about achieving continuing improvement in sales in the summer months of calendar 2006. Payments for products shipped during the winter and early spring months will generally be due during the early summer months.
     In the third quarter of fiscal 2006, Specialty Fabric Technologies sales increased 44.2% to $13,616,000 from $9,443,000 in the same quarter last year. External sales of nonwoven fabrics increased primarily as a result of higher volume and pricing for roofing related fabric sales. In addition, sales of non-roofing fabrics increased approximately 58% over the third quarter of fiscal 2005. Sales of fire barrier products continue to increase but remain very small in relation to consolidated sales. Sales in the Surface Finishes segment decreased in the third quarter of fiscal 2006 to $1,919,000 compared to $2,153,000 for the same quarter last year.
     Operating income for the Premium Roofing Products segment of $24,990,000 for the three-month period ended March 31, 2006 decreased 23.5% from $32,671,000 achieved in the third quarter of fiscal 2005. Despite strong demand and increased product shipments, transportation, energy and raw material costs in the quarter ended March 31, 2006 escalated at a rate in excess of our ability to achieve price increases to offset rising costs. Year-to-year margin comparisons were also negatively affected by lower shipment volume into Florida storm areas in the current year quarter, as Florida is a relatively higher margin market. Newly acquired RGM contributed $451,000 to operating income for the quarter ended March 31, 2006.
     We incurred an operating loss of $2,059,000 for the Composite Building Products segment during the third quarter of fiscal 2006 compared to a $2,441,000 operating loss in the same period in the prior year. Sales were significantly higher in the quarter ended March 31, 2006 compared to the same quarter in the prior fiscal year. However, improvements in volume and contribution margin were partially offset by increased costs (including depreciation and property taxes) of the new plant which had not fully ramped up until the fourth quarter of fiscal 2005.
     The Specialty Fabric Technologies marketing segment reported a $1,383,000 operating profit in the third quarter of fiscal 2006 compared to a $177,000 operating profit in the three-month period ended March 31, 2005, primarily as a result of increased sales volume, more favorable pricing and improved sales mix of higher margin products such as carpet tile, facer and air filtration.
     The Surface Finishes segment had an operating profit of $212,000 in the third quarter this year compared to a $371,000 operating loss in the same quarter last year. Operating results in the quarter ended March 31, 2005, included a $300,000 charge for environmental costs at a closed facility.
Changes in the Nine-Month Period Ended March 31, 2006 Compared to the Nine-Month Period Ended March 31, 2005
Overall Performance
     Sales from continuing operations of $688,000,000 during the nine-month period ended March 31, 2006 were 23.1% higher than $558,982,000 in the same period in the prior fiscal year. Sales of premium roofing shingles and accessory products increased substantially during the current year period as a result of continuing strong demand, particularly in those regions of the United States affected by hurricane damage in fiscal 2005 and the early part of fiscal 2006. During the nine-month period ended March 31, 2006, operating income from continuing operations of $59,039,000 was 8.7% lower than $64,659,000 for the same period last year.
     The percentage of cost of sales to sales increased to 82.0% in the nine-month period ended March 31, 2006 compared to 79.5% for the same period last year. Escalating raw material, energy and transportation costs have continued to pressure margins all year for our roofing plant operations. To date, we have been able to partially offset higher costs for these items with price increases. However, raw material and transportation costs tend to be volatile and difficult to predict. As a result, there can be short-term margin erosion from time-to-time when the impact of price increases lags rising costs. This dynamic occurred during the second and third quarters of fiscal 2006 when costs of raw materials and transportation increased faster than our ability to achieve price increases. Selling, general and administrative (SG&A) costs in the first nine months of fiscal 2006 were 30% higher than in the same period last year. As a percentage of net sales, SG&A costs were 9.5% in the current year period compared to 9.0% in the same period in the prior fiscal year. Increased selling cost, particularly in those areas affected by high demand created by hurricane damage, together with the addition of RGM and increased sales activity for Composite Building Products, are the primary factors in higher SG&A costs. Another significant component of the increased SG&A costs was stock-based compensation, as we implemented the provisions of SFAS No. 123(R) effective July 1, 2005. Total stock-based compensation in the first nine months of fiscal 2006 was $6,057,000 compared to $2,272,000 for the first nine months of fiscal 2005.

     Interest expense and other, net, was $8,525,000 in the first nine months of fiscal 2006 compared to $7,090,000 in the same prior year period. In the period ended March 31, 2006, no interest was capitalized, compared to $668,000 in the first nine months of fiscal 2005. Higher borrowings and increased interest rates on variable rate debt accounted for the majority of the year-to-year increase.
     Our effective tax rate from continuing operations was 37.1% in the first nine months of fiscal 2006 and is expected to approximate this rate for fiscal 2006. The effective tax rate was 37.5% for the same period in fiscal 2005. In fiscal 2006, we are able to benefit from the manufacturers’ deduction allowed by the American Jobs Creation Act of 2004.
     In fiscal 2005, we sold both Cybershield and Ortloff. The results for these two companies are presented as discontinued operations for each period presented. Discontinued operations for the first nine months of fiscal 2005 included a $651,000 impairment of Cybershield’s Canton facility, which was sold in the third quarter of fiscal 2005.
Results of Business Segments
     Sales in the Premium Roofing Products segment increased 21.0% to $620,473,000 for the nine months ended March 31, 2006 compared to $512,965,000 in the same prior year period. Current year results include sales from RGM products subsequent to its acquisition. RGM sales accounted for slightly more than one-third of increased sales in the current year period. In the first nine months of fiscal 2006, shingle unit volume continued to be very strong, increasing 10% year-to-year, as demand remained strong in many regions of the United States, particularly those affected by hurricane activity in fiscal 2005 and the early part of fiscal 2006. Average shingle pricing increased approximately 5.9% compared to the year-ago period as a result of price increases implemented to offset rapidly escalating asphalt, energy and transportation costs.
     Sales of Composite Building Products were $21,303,000 in the first nine months of fiscal 2006, compared to $10,968,000 in the first nine months of fiscal 2005. Pricing and volume both improved year-to-year, and the number of distributors continues to increase. We are committed to developing this business platform to take advantage of the opportunities created by increased awareness of the benefits of composite lumber compared to wood.
     In the first nine months of fiscal 2006, Specialty Fabric Technologies sales increased 40.6% to $39,696,000 from $28,237,000 in the same period last year. External sales of nonwoven fabrics increased primarily as result of higher demand and improved pricing from outside roofing, facer and filtration customers. Sales of fire barrier products continue to increase but remain very small in relation to our consolidated sales total. Surface Finishes sales decreased slightly in the first nine months of fiscal 2006 to $6,528,000, compared to $6,812,000 for the same period last year.
     Operating income for the Premium Roofing Products segment of $78,709,000 for the nine-month period ended March 31, 2006 decreased 4.6% from $82,484,000 achieved in the first nine months of fiscal 2005. We were able to achieve higher shingle sales volume as a result of continuing strong demand, together with better efficiency as we continue to increase production at our newest roofing plant in Tuscaloosa, Alabama. This plant was placed in service at the beginning of fiscal 2005. RGM, which was acquired August 25, 2005, added to this segment’s profitability in the period that it was included in our consolidated financial results. The silo failure in the granule storage system at our Myerstown, Pennsylvania facility encountered in the fourth quarter of fiscal 2005 did not significantly impact operating results in the first nine months of fiscal 2006. This plant operated at full capacity despite its damaged granule storage system. Initial repairs designed to correct the damaged areas at this roofing plant were completed during the quarter ended December 31, 2005. Various engineering refinements to eliminate machine productivity issues encountered in the fourth quarter of fiscal 2005 at the Tuscaloosa, Alabama roofing plant were completed early in fiscal 2006 and productivity improvements have resumed.
     We incurred an operating loss of $7,577,000 for the Composite Building Products segment during the first nine months of fiscal 2006 compared to a $6,341,000 operating loss in the same period in the prior year. Higher volume and pricing, together with cost improvement from the reduction in additives used in the manufacturing process, were partially offset by increased costs from the ramp up of the new facility and additional sales personnel. We also made adjustments for returned material and non-decking inventories for this developing business in the first quarter of the current fiscal year. The operating loss reported in the nine-month period ended March 31, 2006, included an approximate $2,600,000 write-down of inventory and returned material taken in the quarter ended September 30, 2005. There have been no significant returned material or inventory valuation adjustments subsequent to the first quarter of fiscal 2006.

     The Specialty Fabric Technologies marketing segment reported a $4,266,000 operating profit in the first nine months of fiscal 2006 compared to a $1,523,000 operating profit in the nine-month period ended March 31, 2005. Higher sales volumes, improved pricing and changes in product mix due to increased demand for our new non-roofing products all contributed to improved profitability.
     The Surface Finishes segment had an operating profit of $656,000 in the first nine months of fiscal 2006 compared to a $228,000 operating loss in the same period last year. Fiscal 2005 results included a $700,000 charge for estimated environmental costs at its former Lufkin, Texas plating operation.
Financial Condition
Overview
     Our liquidity needs generally arise principally from working capital requirements, capital expenditures, payment of dividends and interest payments. During the first nine months of fiscal 2006, we relied on internally generated funds to finance our cash requirements. Our working capital requirements typically fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months. During the three-month period ended March 31, 2006, we sold or redeemed approximately $24,000,000 of short-term investments, net, to partially fund higher seasonal working capital requirements and other cash requirements. At March 31, 2006, after these seasonal sales and redemptions of short-term investments, we had $44,501,000 in cash, cash equivalents and short-term investments available to fund growth opportunities, capital expenditures and other cash requirements. We did not borrow under our revolving credit facility during the first nine months of fiscal 2006.
Operating Activities
     We generate cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, stock-based compensation, depreciation and amortization. Cash flows from operating activities also either increase or decrease as a result of changes in working capital requirements. In the nine months ended March 31, 2006, we generated cash of $13,793,000 from operating activities, compared to $29,138,000 in the same nine-month period last year.
     After considering $5,708,000 of trade receivables acquired in the RGM acquisition in August 2005, trade receivables at March 31, 2006 were $15,409,000 higher than at June 30, 2005 due primarily to the increased sales and the granting of extended term receivables to certain customers. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing products and composite building products shipped during the late winter and early spring months, with payments generally due during the spring and early summer. During the nine-month period ended March 31, 2006, we collected all extended term receivables, totaling $2,810,000, outstanding at June 30, 2005. At March 31, 2006, after considering $6,909,000 of inventories acquired in the RGM acquisition, inventories were $17,745,000 higher than at June 30, 2005, primarily due to higher inventory levels at our Myerstown and Tuscaloosa roofing plants at March 31, 2006 compared to June 30, 2005. Inventory levels at the end of fiscal 2005 were unusually low as a result of storm-related demand in areas of the United States of America served by those plants. Accounts payable and accrued liability balances, after consideration of those assumed in the acquisition of RGM, were lower at March 31, 2006 than at June 30, 2005, primarily as a result of the timing of the payment of trade payables. The current ratio was 3.5 to 1 at both March 31, 2006 and June 30, 2005.
Investing Activities
     Cash flows from investing activities primarily reflect our capital expenditure strategy, together with activity relating to acquisitions and short-term investments. Net cash used for investing activities was $11,102,000 in the first nine months of fiscal 2006 compared to $58,515,000 in the same period in fiscal 2005. Capital expenditures in the nine-month period ended March 31, 2006 are representative of normal levels of capital expenditures, as major capacity initiatives undertaken over the past several years have been substantially completed. Other than major capacity initiatives, capital expenditures are expected to be approximately $20,000,000 per year. On August 25, 2005, we utilized $24,285,000 of available liquidity (primarily the sale of short-term investments) to finance the acquisition of RGM. During the first nine months of fiscal 2006, we had a net reduction of $30,560,000 of short-term investments to supplement cash flows from operating activities.

Financing Activities
     Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock and exercises of stock options. Net cash used for financing activities was $6,051,000 in the first nine months of fiscal 2006, compared to $40,761,000 of cash provided in the same period last year (which included proceeds from the sale of $50,000,000 of Senior Notes).
     At March 31, 2006, liquidity consisted of $44,501,000 of cash, cash equivalents, short-term investments and $121,148,000 of available borrowings under the $125,000,000 committed line of credit facility. The debt to capital ratio (after deducting cash, cash equivalents and short-term investments of $44,501,000 from $201,044,000 of principal debt) was 33.7%.
     Our Board of Directors has authorized the repurchase of common stock from time to time on the open market. In the quarter ended March 31, 2006, we used approximately $4,000,000 to purchase 113,690 shares at an average price of $35.18 under this authority. As of March 31, 2006, we have repurchase authority of approximately $6,600,000 remaining.
Natural Gas Hedge Commitment
     In March 2006, we entered into a hedge transaction to fix the price on a portion of our natural gas usage through September 2006. The contact value of the hedge transaction at March 31, 2006 was $1,278,000.
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
Critical Accounting Policies
     Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies which we believe are the most critical to fully understanding and evaluating our reported financial results are:
-	Collectibility of Accounts Receivable

-	Accruals for Loss Contingencies, including Warranties

-	Inventories

-	Revenue Recognition

-	Impairment of Long-Lived Assets

-	Stock-Based Compensation
     These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2005. There were no significant changes in critical accounting policies during the nine-month period ended March 31, 2006.
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
Higher Raw Material, Energy and Transportation Costs
     In our building products businesses, the significant raw materials are ceramic-coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene, wood particles and various additives for product preservation. Increased costs of raw materials can result in reduced margins, as can higher energy, trucking and rail costs. Further, our largest long-term contracts for asphalt and certain other raw materials expired at the end of calendar year 2005 and in early calendar year 2006. Negotiations of several new contracts are in process, but there is no assurance that new contracts will be agreed upon. As we initiate new multisourcing strategies, certain raw materials are currently being purchased on a purchase order basis. Either alternative (new contracts or purchases using purchase orders) may result in higher or lower raw material costs. Historically, we have been able to pass some of the higher raw material, energy and transportation costs through to the customer. Should we be unable to recover higher raw material, energy and/or transportation costs, including higher trucking costs resulting from fuel surcharges and regulatory changes in the trucking industry, through price increases of our products, operating results could be adversely affected and/or lower than projected.
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
Development of New Products
     Each of our businesses is actively involved in the development of new products, processes and services which are expected to contribute to our ongoing long-term growth and earnings. Consumer products using VersaShield fire retardant coatings have produced a limited amount of commercial sales to date. VersaShield’s fire retardant coatings market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. Further, our composite building products operation is producing and selling a new generation of decking products. Our composite building products operation is also developing products for use in various industrial applications. Our premium roofing products and specialty fabric technologies businesses are actively involved in developing and marketing new shingle, accessory and nonwoven specialty fabric products. If our developmental activities are not successful, regulatory requirements for fire retardant products are less stringent than currently predicted, market demand is less than expected, we experience unanticipated product performance issues or delays in achieving target product specifications, or we cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to the risks of changing commodity prices and interest rates. We have no significant foreign exchange risk. Derivatives are held as part of a formally documented risk management program that contains limitations on terms and magnitude of commitments. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for speculation or trading purposes. We have from time to time entered into derivative transactions related to interest rate risk and our exposure to fluctuating prices of natural gas used in our manufacturing plants, as summarized in the following paragraphs.
     We are required to purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, from time to time we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. In March 2006, we entered into a hedge transaction to fix the price on approximately 25% of our projected natural gas usage through September 2006. The contract value of the hedge transaction was $1,278,000 and the fair value at March 31, 2006 was immaterial in amount.
     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We currently have two interest rate swaps in effect. We have entered into interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt at March 31, 2006. The net fair value of these swaps was $174,000 at March 31, 2006. Based on outstanding debt at March 31, 2006, our annual interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to purchases made by the company of its own stock during the quarter ended March 31, 2006.

			Total Number
			of Shares		Maximum Number
			Purchased as		(or Approximate
	Total		Part of		Dollar Value) of
	Number of		Publicly		Shares that may yet
	Shares	Average	Announced	Average	be Purchased under
	Purchased	Price Paid	Plans or	Price Paid	the Plans or
Period	(Note 1)	per Share	Programs	per Share	Programs (Note 2)
January 2006	115,740	$35.19	113,690	$35.18	$6,600,000
February 2006	387	35.17	—	—	$6,600,000
March 2006	4,320	35.00	—	—	$6,600,000

Total	120,447	$35.18	113,690	$35.18

(1)	Includes repurchases of 6,757 shares from officers and employees in connection with stock option exercises and repurchased restricted shares for income tax withholding payments. The dollar value of share repurchases relating to these transactions has no impact on the previously announced repurchase program outlined in (2).

(2)	On August 28, 2000, the Board of Directors authorized the repurchase of up to $10,000,000 of common stock. The authorization did not specify an expiration date. The Board of Directors recently reevaluated this outstanding authority and concluded it is in the best interest of the company and its shareholders to leave the authorization in place.
Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp

DATE: May 5, 2006	/s/ Gregory J. Fisher

Gregory J. Fisher
Senior Vice President,
Chief Financial Officer and Controller

/s/ Leonard R. Harral

Leonard R. Harral
Vice President,
Chief Accounting Officer and Treasurer

Exhibit Index
Exhibit
Numbers	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.