Form 10-K
period 2006-06-30
ELKCORP
filed 2006-09-06
CIK 32017

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5341

ElkCorp
(Exact name of Registrant as specified in its charter)

Delaware	75-1217920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14911 Quorum Drive, Suite 600, Dallas, Texas	75254-1491 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
(972) 851-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock Par Value $1 Per Share	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐           Accelerated filer  ☑           Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by nonaffiliates as of December 31, 2005 (the last business day of the Registrant’s most recently completed second quarter) was $666,747,931. This amount is based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2005.

As of the close of business on August 31, 2006, the Registrant had 20,497,189 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on October 31, 2006, are incorporated by reference into certain Items of Part III hereof. Except for those portions specifically incorporated herein by reference, such document shall not be deemed to be filed with the Securities and Exchange Commission as part of this report.

ElkCorp and Subsidiaries
Annual Report on Form 10-K
For Fiscal Year Ended June 30, 2006

PART I
Forward-Looking Statements
     In accordance with the safe harbor provisions of the securities law regarding forward looking statements, in addition to the historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as “optimistic,” ”vision,” “outlook,” “believe,” “estimate,” “potential,” “forecast,” “goal,” “project,” “expect,” “anticipate,” “plan,” “predict,” “position,” “could,” “should,” “may,” “likely,” or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, ElkCorp’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences are identified in Part 1. Item 1A. Risk Factors of this report, and include, but are not limited to, changes in demand, prices, raw material costs, transportation costs, changes in economic conditions of the various markets the company serves, failure to achieve expected efficiencies in new operations, changes in the amount and severity of inclement weather, acts of God, war or terrorism, as well as the other risks detailed herein. ElkCorp undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 1. Business
General
     ElkCorp, which is referred to as “we,” “our,” “the registrant,” “the company” and “Elk” in this report, is a Delaware corporation originally incorporated in 1965, having its principal executive offices in Dallas, Texas. Shares of ElkCorp’s common stock are traded on the New York Stock Exchange under the ticker symbol “ELK”.
     We maintain an Internet website at http://www.elkcorp.com. In the Investor Relations section of the web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Investor Relations web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, are available to be viewed on the web page free of charge. Additionally, our key committee charters, corporate governance guidelines and code of business conduct and ethics are available on our website and in print free of charge upon request. Information contained on the web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. A copy of this Form 10-K is available without charge upon written request to Investor Relations, ElkCorp, 14911 Quorum Drive, Suite 600, Dallas, Texas 75254.
Vision
     Our vision is to be the “Brand of Choice” to our customers for every aspect of our business. Our mission is to utilize our strengths in technology, manufacturing and marketing to produce innovative products that enhance profitability. Our primary strategy is to enter and maintain a leadership position in selected high growth, high margin markets where our technology brings true innovation to the building products industry. Key aspects of this strategy in the coming year include:

-	Developing additional innovative roofing and composite products to serve our changing markets

-	Seeking innovative ways to make our roofing and composite products lighter and stronger

-	Diversifying and strengthening our asphalt supply chain to improve our options and competitiveness for this key raw material

-	Further identifying alternatives and new ideas to reduce freight costs

-	Commercializing and profitably growing in the fire barrier and flooring underlayment industries

-	Continuing to integrate RGM products into our national distribution channels

-	Pursuing add-on acquisitions and a new building product platform that will leverage the Elk brand and our investments in technology, distribution, marketing and manufacturing

Financial Information About Industry Segments
     Financial information by industry segment is presented in Part II. Item 8. Financial Statements and Supplementary Data in this report. Our primary focus centers on three building products platforms: Premium Roofing Products, Composite Building Products and Specialty Fabric Technologies. We maintain one additional segment, Surface Finishes, which includes hard chrome and other finishes designed to extend the life of steel machinery components operating in abrasive environments. This business does not fit into our focus on building products and is currently offered for sale. However, our current plan is for this business to remain as one of our business platforms if it is not sold.
     In fiscal 2006, we changed our reporting for industry segments to better reflect our operating structure. External sales of coated and uncoated nonwoven fabrics were previously included in the Premium Roofing Products segment, but are now included in Specialty Fabric Technologies. In addition, fire barrier technologies are included in Specialty Fabric Technologies. In prior years, fire barrier technologies and the Surface Finishes segment were combined and shown as Other, Technologies.
Premium Roofing Products
       Products and Warranties
     The Premium Roofing Products platform is our largest segment, accounting for 90% of sales in fiscal 2006. The primary products manufactured at Elk’s roofing plants are premium architectural roofing shingles and certain accessory products. Our key products have either a wood-shake or slate-like look. Elk’s shingle product line includes: the Prestique® Gallery Collection®, Prestique Plus High Definition®, Prestique I High Definition, Prestique High Definition, Raised Profile®, Capstone®, Domain® Winslow®, Domain Ashford®, Prestique Grandé® High Definition, Elk Cool Color Series shingles, and Prestique Xtra™. In addition to Elk’s traditional product line of architectural shingles, in recent years we have strengthened and expanded our brand by introducing a wider variety of products. The exposure of the Prestique Grande High Definition shingle is 40% larger than standard shingles, and installs 20% faster. It features an interply headlap technology that reduces the use of asphalt and granules, creating a more environmentally friendly product that is lighter in weight without sacrificing performance. The Elk Cool Color Series features “cool” asphalt shingles that slow heat build-up using highly reflective granules that reflect the sun’s rays and more effectively release absorbed heat. Prestique Xtra features an impact-resistant construction. The Domain line of super shingles are premium landscape shingles, which add a new visual dimension to roofing.
     As a result of the acquisition of RGM in August 2005, we began offering Ridglass® high-profile hip and ridge shingles, a premium accessory product, to complement our existing Seal-A-Ridge® with Formula FLX®, Z® Ridge, Vented RidgeCrest hip and ridge products and HighPoint™ line of ridge vents. We offer other accessory products, including various starter-strip products sold as 9” Starter, 7.2” StartRite and 7.2” KwikStart™, TG-2™ SBS-modified underlayment, ShieldGard™ and HT ShieldGard self-adhering underlayments for low-slope roof systems and under tile and asphalt roofing, IceGard™ MS and IceGard PST all-climate membranes for superior protection against water penetration from wind-driven rain, RainCap™ SA Cap P and RoofGard™ SA Cap P-FR cap sheets, KwikWrap™, a weather resistant barrier, accessory paint for vent flashings and a built-in StainGuard® treatment.
     The following table summarizes limited product warranty and limited wind warranty for the first five years for each product in our shingle line. Special high-wind application techniques are required for limited wind warranties of up to 90 miles per hour (mph) and higher.

Product	Limited Warranty	Limited Wind Coverage
Domain Winslow	50 years	110 mph
Domain Cool Color Series	50 years	110 mph
Prestique Gallery Collection	50 years	110 mph
Prestique Plus High Definition	50 years	110 mph
Prestique Xtra	40 years	130 mph
Capstone	40 years	110 mph
Prestique Grandé High Definition	40 years	90 mph
Prestique I High Definition	40 years	90 mph
Prestique Cool Color Series	40 years	90 mph
Domain Ashford	40 years	80 mph
Prestique High Definition	30 years	80 mph
Raised Profile	30 years	70 mph

       Sales and Marketing
     Our customer base for roofing products includes approximately 180 wholesale distributors, many of which have multiple nationwide locations. Elk’s roofing products are distributed nationwide and in Canada and are sold by employee sales personnel primarily to these wholesale distributors, with delivery being made by rail, contract carrier, or by customer vehicles from our manufacturing plants or warehouses. Our warehouse locations and the master distribution center in Edgerton, Wisconsin provide us the capability to combine multiple products on the same trucks. On a short-term basis, demand for roofing products can be dictated by weather patterns. Even without unusual weather events, longer-term industry growth rates have been strong. Over the last five calendar years, the laminated asphalt shingle segment has grown at a compound annual growth rate of 12%. The laminated asphalt shingle market is expected to continue to grow 6% to 10% annually for the remainder of the decade. Approximately 80% of all asphalt shingles are used in reroofing and remodeling and about 20% are used in new construction. Approximately 70% of housing in the United States is over 20 years old, with the median age being approximately 32 years old. On average, steep-sloped roofs are replaced every 19 years. Approximately 89% of roof replacements are nondiscretionary and result from roof deterioration, age, leaks, or weather damage. Appearance upgrades account for the remaining 11% of roof replacements. Our ten largest customers account generally for 50% of consolidated sales. One customer, ABC Supply Co., Inc., the largest roofing wholesale distributor in the United States, accounted for 19% of consolidated sales in each of the past three fiscal years.
     Elk’s sales personnel devote considerable time and effort to the education of roofing installation contractors regarding the superior appearance, quality and ease of application of Elk’s roofing products. Elk believes that our effort to develop brand loyalty among roofing installation contractors is a significant marketing strategy, since the product recommendations of roofing installation contractors often have a significant influence upon the roofing product brand selections of homeowners. Elk maintains a Peak PerformanceSM Contractor Program to reward top performing contractors for their brand loyalty and quality of service. Contractors in the Peak Performance program can also become shareholders of Elk.
     Competition
     Even though the premium shingle manufacturing business is highly competitive, we believe that Elk is one of the top five producers of premium architectural roofing shingles. Elk has been able to compete successfully with our competitors, some of which are larger in size and have greater financial resources. Elk’s target market for roofing shingle sales is the laminated segment which accounts for over 65% of all asphalt shingle sales. We believe we are the only major roofing manufacturer that focuses on this segment of the sloped roof market. Elk’s plants generally are among the most modern and efficient plants in the industry. We believe that many of our competitors have elective manufacturing capacity, allowing them to manufacture either commodity shingles or premium laminated shingles. Such elective capacity can affect the supply/demand balance in the premium roofing sector, which can influence the prices Elk charges its customers.
     Manufacturing and Raw Materials
     We manufacture premium architectural roofing shingles and accessory products at plants located in (1) Ennis, Texas, (2) Shafter, California, (3) Myerstown, Pennsylvania, and (4) from two adjacent manufacturing facilities in Tuscaloosa, Alabama. On August 25, 2005, we acquired RGM Products, Inc., a privately-held manufacturer of high-profile hip and ridge and other roofing related products based in Fresno, California. Our roofing plants ordinarily operate twenty-four hours a day, seven days a week, year-round, except as required for planned maintenance.
     The significant raw materials used in manufacturing shingle and accessory products are asphalt, ceramic coated granules, mineral filler and roofing mat. All of these materials are presently available from several sources and are in adequate supply. Temporary shortages or disruption in supply of raw materials do result from time to time for a variety of reasons. Asphalt costs, which are a significant cost component of our roofing products, can be materially affected by trends in crude oil prices and our cost of sales can vary substantially as a result of changes in the price and availability of asphalt. With the surge in the price of crude oil in the past two years, asphalt costs have reached record levels. We have historically been able to pass some of the higher raw material costs through to the customer, but there is no assurance of being able to do so in the future.
     In addition to premium architectural shingles and accessory products, nonwoven fabrics are manufactured on two nonwoven mat lines that run in parallel at our Ennis, Texas facility. Elk’s nonwoven fabrics subsidiary is a leading manufacturer of nonwoven fiberglass shingle substrates and other products utilizing coated and uncoated nonwoven fabrics formed from fiberglass, polyester, cellulose and blended base fibers. Uncoated nonwoven fabrics form the core substrate of most residential asphalt shingles and commercial roofing membranes. During fiscal 2006, the majority of nonwoven fabrics produced by Elk were used in the manufacture of residential and commercial roofing and accessory products, with more than one-half of production consumed internally in the manufacture of Elk’s asphalt shingle and accessory roofing products. Nonwoven fabrics sold to outside customers are sold by sales personnel of Specialty Fabric Technologies. At the time of sale the products are transferred to Specialty Fabric Technologies and reported as sales for that business segment.
     Our nonwoven fiberglass roofing mat facilities have the capacity to supply all of our internal fiberglass roofing mat needs. However, certain of our roofing plants may purchase nonwoven fiberglass roofing mat from other manufacturers, as such purchases may reduce freight costs to the manufacturing plants. The significant raw materials for the production of nonwoven fabrics are glass fibers and resins, all of which are available from several sources and are in adequate supply.
Composite Building Products
     Products and Warranties
     Composite Building Products is a relatively new business platform which accounted for 3% of sales in fiscal 2006. Our composite building products are designed for rapidly growing markets using advanced composite technology, including composite wood decking and railing. Composite wood products are sold under the CrossTimbers® name and marketed as an alternative to treated or untreated wood. Compared to wood, composite building products are designed to last longer with less maintenance, nor will they warp, crack, splinter or rot like wood. Unlike the products offered by many of our competitors, our CrossTimbers products contain no recycled polyethylene products, but consist of a combination of recycled wood and polypropylene, which we believe provides performance advantages including strength, longevity and dimensional stability, as compared to most other composite building products in the marketplace. Our current decking products are primarily voided deck board products with either a smooth or embossed wood grain finish. Our composite building products generally have limited product warranties for a twenty-year period.
     We also manufacture composite railing products under the RailWays™ brand name. Our railing products are designed to complement our CrossTimbers decking products. Our RailWays product line includes the Traditional Series, available in white with a classic painted wood look, and the Old World Series, available in five colors and a decorative, wrought iron look. Both product series are available with a patent pending Uni-Ball™ connector that requires no drilling. Our railing products can be used not only with our products but with the decking products of our competitors. These complementary products allow us to provide our distributors a more diverse decking and railing product line that improves the speed of installation. In July 2006, we began shipping a new CrossTimbers Signature Series railing kit. This new product is designed to match our existing decking colors for a wide range of homes and architectural styles, is easy to install, and utilizes the superior Uni-Ball hardware and fasteners.
     Sales and Marketing
     Composite building products are sold by product dedicated sales personnel and by some of the same personnel that sell our premium roofing products, generally to many of the same wholesale distributors. Products are typically shipped by contract carrier to our customers from our manufacturing location or company warehouses.
     Manufacturing and Raw Materials
     Composite building products are manufactured in Lenexa, Kansas. The significant raw materials for this business are post-industrial recycled wood flour, polypropylene and additives for improved performance. All of these materials are currently available in adequate supply.
     Competition
     We believe that industry-wide sales of composite wood products currently account for approximately 22% of the estimated potential market for wood used in decking and railing applications and that composite products’ current compound annual growth rate is in excess of 15% per year. There are numerous competitors and we anticipate that the high growth potential of this emerging market may attract additional competitors. Current competitors include companies focusing on traditional wood products and companies offering wood alternative products. Some of these competitors are larger in size and have greater financial resources than we do. The current market is generally fragmented, although we believe one competitor may have more than a 30% market share for wood composites. We believe that our established building products distribution channels enhance our ability to compete successfully in this market.
Specialty Fabric Technologies
     Products and Warranties
     Specialty Fabric Technologies accounted for 6% of sales in fiscal 2006. Specialty Fabric Technologies was established as a marketing division and separate business segment to create brand awareness and promote increased sales of our nonwoven specialty fabrics products and VersaShield® fire barrier technology. Nonwoven fabrics are sold to other roofing manufacturers and to other high-growth markets, such as air filtration and carpet tile.
     Included in the Specialty Fabric Technologies segment results are external sales of our nonwoven fabrics. Fabrics used internally by our roofing operation are not part of this business segment. Nonwoven fiberglass fabrics provide strength and fire-resistance. Coated nonwoven fabrics have been developed by Elk for use in various building product applications, including roofing underlayment, facer, filtration and carpet tiles. Many of Elk’s coated nonwoven products utilize our proprietary VersaShield fire barrier coatings.
     Also included in the Specialty Fabric Technologies segment are fire barrier products, including fire retardant fabrics for mattresses, bed clothes and upholstered furniture. While these activities are outside our focus on building products platforms, we believe that potentially significant demand for products utilizing this technology could result from trends toward more stringent flammability safety laws and regulations for mattresses, upholstered furniture and possible additional products. This new business has produced a limited amount of commercial sales to date.
     Sales and Marketing
     Nonwoven fabrics produced for external sale are sold by product dedicated personnel for use in building and construction, filtration, floor coverings and other industries. Products are generally shipped by contract carriers to our customers’ locations.
     Manufacturing and Raw Materials
     As Specialty Fabric Technologies is a marketing division, the segment has no internal manufacturing operations. Our fire barrier products are accounted for through our Elk Technologies, Inc. subsidiary. The manufacture of fire barrier products, primarily specialty products sold to customers outside the roofing industry, was outsourced to independent companies in fiscal 2006.
     Competition
     For products sold by this marketing division, Elk successfully competes with other manufacturers of specialty fabrics, some of which are larger in size and have greater financial resources. Elk believes that the quality and properties of its specialty fabrics make it a desirable supplier of such products to other manufacturers. In fiscal 2006, a significant amount of external shipments of nonwoven fabrics were delivered to other manufacturers of asphalt shingles and commercial roofing membranes. Many of these customers purchased nonwoven fabrics from Elk in order to supplement their own internal nonwoven fabrics production capacity.
Surface Finishes
     Surface Finishes represents the operations of Chromium Corporation (Chromium) and accounted for 1% of sales in fiscal 2006. Chromium does not fit into our focus on building products and has been positioned for sale. However, if it is not sold, it will continue as one of our business platforms. Chromium is a leader in plating proprietary finishes for use in remanufacturing large diesel engine cylinder liners, pistons and valves for the railroad and marine industries. Chromium also manufactures wear plate products utilizing its proprietary CRODON® hard chrome finish. These wear plate products are designed to extend the service life of steel machinery components operating in abrasive environments for a number of industries, including roofing manufacturing, mining and public utility industries.
     We believe that Chromium is a leading remanufacturer of diesel engine cylinder liners and pistons for the railroad and marine transportation industries and is the primary supplier of hard chrome plated finishes for original equipment diesel engine cylinder liners to the major domestic locomotive manufacturers. We believe it has smaller competitors in the locomotive diesel engine cylinder liner market, but competes with larger, better capitalized manufacturers in certain markets. Chromium has achieved a leading position in remanufacturing markets through product performance, quality, service and price. In addition, technical innovations that enhance quality and performance are also increasing the value-added content per unit produced. The primary raw material used in this business is chromic acid, which is available in adequate supply.
Discontinued Operations
     Cybershield, Inc., through subsidiaries (collectively Cybershield), was engaged in shielding plastic enclosures from electromagnetic and radio frequency interference. In fiscal 2005, we sold substantially all assets of Cybershield, excluding its Canton, Georgia facility, to the Cybershield management group. Later in fiscal 2005, we sold the Canton, Georgia facility and certain equipment to an unrelated party. The only remaining assets of the former Cybershield operation are immaterial amounts of equipment held for sale.
     Ortloff Engineers, LTD (Ortloff) was engaged in licensing proprietary technologies and providing related engineering services to the natural gas processing industries, with particular emphasis on the natural gas liquids recovery, sulfur recovery and liquefied natural gas segments. In fiscal 2005 we concluded that it did not fit into our focus on building products platforms and it was sold to a financial buyer for cash. We do not participate in Ortloff’s management or ongoing operation in any manner, although we continue to have $4,400,000 in long-term license receivables, which the purchaser is collecting on our behalf for a service fee. In addition, we retained a portion of contingent license fees on certain projects that were in process at the date of sale. The maximum future benefit of contingent license fees is approximately $2,100,000, although there is no assurance that any of these contingent fees will ultimately be realized.
Transportation
     Our products are shipped by rail, contract carrier, or by customer vehicles from our manufacturing plants or warehouses. Shipping costs are a significant component of cost of sales. Agreements with our contract carriers typically allow for surcharges as a result of increasing fuel prices. Further, carriers are subject to the rules issued by the U.S. Department of Transportation which govern truck drivers’ hours of service that have and will continue to impact our shipping costs. Historically, we have been able to pass along some of our higher transportation costs through to the customer, but there is no assurance of being able to do so in the future.
Backlog
     Our backlog is generally not significant, nor is it material to any of our operations. At June 30, 2006, the backlog for our roofing shingles was less than one month of sales, which is typical except in times of extreme weather events when backlog generally increases due to very high demand for products in storm-damaged regions.
Patents
     We own a number of patents and trade secrets covering certain products and processes. We believe that the rights under our patents are important to our operations, but we do not consider any individual patent or group of patents related to a specific product or process to be material to our total business.
Research and Development
     Our research activities are primarily conducted at a technology center in Ennis, Texas. Our product development activities are conducted at the Ennis technology center and at each of our plant locations. Research and development costs are expensed as incurred and included in cost of sales. Expenses for research activities at the Ennis technology center were $3,560,000, $3,348,000 and $2,300,000 in fiscal 2006, 2005 and 2004, respectively. Development costs at plant locations are not separately identified.
Extended Payment Terms
     Our Premium Roofing Products and Composite Building Products businesses typically provide extended payment terms to certain customers for products shipped during the late winter and early spring months, with payment generally due during late spring or early summer. As of June 30, 2006, $4,130,000 in receivables relating to such shipments were outstanding. All such receivables are due in the first quarter of fiscal 2007.

Seasonal Business
     Except in years when unusual weather events disrupt normal cyclicality, our Premium Roofing Products and Composite Building Products businesses are seasonal to the extent that cold, wet or icy weather conditions during the late fall and winter months in some of our marketing areas typically limit the installation of residential building products. This seasonality causes sales to be generally slower during such periods. Damage to roofs from extreme weather such as severe wind, hurricanes and hail storms can result in higher demand for periods up to eighteen to twenty-four months depending upon the extent of roof damage. Working capital requirements generally fluctuate during the year because of seasonality and sales with extended payment terms. Typically, working capital requirements and borrowings are higher in the spring and summer months, and lower in the fall and winter months. Related liquidity and/or borrowings increase or decrease during the year as a result of working capital fluctuations.
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
     We and our subsidiaries are also subject to Environmental Laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal, and other releases of hazardous substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) and similar state laws that impose liability — without a showing of fault, negligence, or regulatory violations — for the generation, transportation or disposal of hazardous substances that have caused, or may cause, environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to the contamination of such property. From time to time, we or our subsidiaries may incur such remediation and related costs at the company-owned plants and certain offsite locations maintained by other parties.
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
     In fiscal 2004, Chromium completed a supplemental groundwater and soil assessment at the Lufkin facility. The assessment further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (APAR) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination is necessary. In May 2005, Chromium proposed a Remedial Action Plan (RAP) to the TCEQ in which it proposed activities and engineering controls, including capping of affected soils and a pump-and-treat system for affected groundwater, to cleanup the site under the VCP to a site specific risk-based cleanup standard. The TCEQ approved the RAP, with some revisions, in October 2005. Chromium completed the soil capping portion of the RAP and submitted a Response Action Completion Report for the soil remediation to the TCEQ in August 2006 and is awaiting the agency’s approval.
     Chromium applied to the City of Lufkin for a permit to discharge its post-treatment effluent from the groundwater pump-and-treat system into the City’s sewer system. The availability of this disposal method would decrease the on-going costs of treating the groundwater as proposed under the RAP. In June 2006 the City wrote Chromium a letter explaining that the City has applied to the TCEQ for a modification of its discharge permit which would allow the City to reallocate industrial waste loads. The City stated that if the TCEQ approves this permit modification it will be able to issue Chromium a discharge permit. The City believes that it will receive the desired permit modifications and, therefore, Chromium is optimistic that it will receive the desired discharge permit but can give no assurances that it will.

       In fiscal 2005, the company recorded an accrued liability of $700,000, which the company currently believes is adequate for costs relating to the matter. However, the cost of remediation could vary significantly depending on Chromium’s success in obtaining the requested City permit, and the success of the designed pump-and-treat system in attaining the groundwater response objective for Chromium established in the final RAP.
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
Persons Employed
     At June 30, 2006, we and our subsidiaries had 1,496 employees. Of this total, 1,100 were employed in the Premium Roofing Products segment, 108 were employed in the Composite Building Products segment, 4 were employed in the Specialty Fabric Technologies segment, 64 were employed in the Surface Finishes segment, and 220 (including most sales personnel) were employed by the corporate office. Included in these totals are 231 employees who are represented by labor unions. We believe that we have good relations with our employees and the labor unions.
Statement Regarding NYSE Mandated Disclosures
     In November 2005, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by ElkCorp. Our Chief Executive Officer and Chief Financial Officer have executed the required Sarbanes-Oxley Act of 2002 Section 302 and 906 certifications on all fiscal 2006 Forms 10-Q, and the current certifications are filed as exhibits to this Annual Report on Form 10-K.
Item 1A. Risks Factors
     There are many factors that may affect our business and the results of our operations, many of which are beyond our control. Factors that might cause the actual results of our business and operations in future periods to differ materially from those currently expected or desired include, but are not limited to:
Changes in economic conditions and the actions of our competitors may adversely affect our results of operations.
     Our businesses can be affected by the availability of customer and/or end-user financing, interest rates, insurance claims-paying practices, and general economic conditions. Although the large majority of our market is not in new construction and the current housing slowdown has not had a material effect on our business, a substantial and prolonged housing downturn could have significant direct and indirect impacts on our results. In addition, all of our businesses are in highly competitive industries. Actions of competitors, including changes in pricing, or slowing demand for asphalt roofing products due to general or industry economic conditions could result in decreased demand for our products, lower prices received or reduced utilization of plant facilities. Competitors have recently added capacity in key market areas and may continue to do so. Further, changes in building and insurance codes and other standards from time to time can cause changes in demand, challenges in meeting refined product specifications, or increases in costs that may not be passed through to customers.

Higher raw material, energy and transportation costs may adversely affect our operating results.
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
Shortages or disruptions in the supply of raw materials or the availability of transportation may decrease the efficiency in our plants and negatively impact our operating results.
     Shortages or temporary disruptions in the supply of raw materials or the availability of transportation do result from time to time from a variety of causes. Our manufacturing facilities are highly dependent on adequate supplies of raw materials to operate without unscheduled shutdowns, slowdowns or other production disruptions. Of particular importance is maintaining an adequate supply of asphalt at each of our roofing plants. In many cases oil, from which asphalt is derived, is produced in countries that are politically unstable. In addition, supplies of asphalt can be affected by refiners’ decisions to process alternative products from the residuals in the refining of crude oil. If we experience temporary shortages or disruptions in the supply of raw materials or the availability of transportation, our plants may not be able to operate as planned and operating results could be lower than projected.
Delays in achieving anticipated efficiencies at our new facilities could cause our operating results to be lower than projected.
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
Extreme weather conditions can delay or accelerate demand for our products and affect our results of operations.
     Except in periods affected by extreme weather events, our sales can be seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been higher in the first and fourth quarter than in the second and third quarters of a fiscal year. Extreme weather conditions, such as wet weather, hail, ice storms and hurricanes may sometimes delay or accelerate the demand for our products between periods and significantly affect our results of operations.
The utilization of hazardous materials causes us to incur costs for remediation and could materially affect our results of operations.
     Certain facilities of our subsidiaries must utilize hazardous materials in their production process. As a result, we could incur costs for remediation activities at our facilities or off-site and other related exposures from time to time in excess of established reserves for such activities.
We are involved in ongoing litigation that may adversely affect our operating results.
     We are involved in various legal proceedings and claims, including claims arising in the ordinary course of business. Our litigation and claims are subject to inherent and case-specific uncertainty. The outcome of such litigation and claims depends on numerous interrelated factors, many of which cannot be predicted.
Higher interest rates could substantially affect our borrowing costs.
     We currently anticipate that most of our needs for capital in the near future will be met with current amounts of cash, cash equivalents and short-term investments, internally generated funds and borrowings under our available credit facility. However, should we make a material acquisition or engage in further significant facilities expansion activities, we may seek additional financing, including but not limited to increasing our revolving credit line or issuing additional senior debt. Significant increases in interest rates could substantially affect our borrowing costs or our cost of alternative sources of capital.
The failure to attract and retain skilled personnel could impede our operations.
     We depend on certain key management and technical personnel to achieve our business strategies and productivity initiatives. The loss of one or more key employees could materially and adversely affect us. Our success also depends on our ability to attract and retain additional highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of our activities. We face strong competition for such personnel. We might not be able to attract or retain such personnel.
The loss of one or more of our largest customers could adversely affect our business.
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
Our manufacturing facilities are subject to numerous hazards and we are not fully insured against all of these hazards.
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
The failure to successfully commercialize our product developments could adversely affect our future operating results.
     Each of our businesses is actively involved in the development of new products, processes and services which are expected to contribute to our ongoing long-term growth and earnings. Consumer products using VersaShield fire retardant coatings have produced a limited amount of commercial sales to date. VersaShield’s fire retardant coatings market potential may be dependent on the stringency of federal and state regulatory requirements, which are difficult to predict. Further, our composite building products operation is producing and selling a new generation of decking products. Our composite building products operation is also developing products for use in various industrial applications. Our premium roofing products and specialty fabric technologies businesses are actively involved in developing and marketing new shingle, accessory and nonwoven specialty fabric products. If our developmental activities are not successful, regulatory requirements for fire retardant products are less stringent than currently predicted, market demand, or acceptance is less than expected, we experience unanticipated product performance issues or delays in achieving target product specifications, or we cannot provide the requisite financial and other resources to successfully commercialize such developments, the growth of future sales and earnings may be adversely affected.
The failure to keep up with technological changes in our business may cause our products to become less desirable, resulting in an adverse effect on our business.
     A key aspect of our business strategy is to seek innovative ways to make our roofing and composite products lighter and stronger. Additionally, we continually seek to improve the performance characteristics of our product offerings and our competitors seek to improve their products. Product improvements and measures to gain production efficiencies can reduce the overall cost of the product. If we fail to achieve our strategy of making products lighter and stronger, do not improve the performance characteristics of our products, or are unsuccessful at developing production improvement and efficiencies, but our competitors are successful in such endeavors, our products may become less desirable and our revenues could be negatively affected. Each of our businesses is subject to the risks of technological changes and competition that is based on technology improvement or labor savings. These factors could affect the demand for or the relative cost of our technology, products and services, or the method and profitability of distribution or delivery of such technology, products and services.

Significant product performance issues and warranty claims could negatively affect our reputation, sales and operating results.
     We develop and manufacture most of our products and expect to continue to do so, although we buy raw materials and some manufactured products from others. We have on occasion found manufacturing defects in our products. Some flaws or deficiencies have not been apparent until after the products were utilized by customers. If any flaws or deficiencies exist in our products and if such flaws or deficiencies are not discovered and corrected before they are utilized by the ultimate customers, claims could negatively affect our reputation, sales and operating results. Although we maintain reserves for warranty costs, in the event of a significant product performance issue, actual claims could materially exceed such reserves.
We may not be able to successfully integrate and operate businesses that we acquire.
     From time to time, we may expand our business or product lines through strategic acquisitions. The success of these acquisitions will depend, in part, on our ability to integrate and operate the acquired businesses. If we are unable to successfully integrate acquisitions with our operations, we may not be able to realize the anticipated benefits of such transactions. In addition, acquisitions may cause us to issue additional securities that dilute the value of our existing equity securities or increase our debt. These actions could adversely affect our business and results of operations.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     All manufacturing facilities, except for our composite building products facility in Lenexa, Kansas (which is leased), are owned by ElkCorp and its subsidiaries. We have an option to purchase the Lenexa, Kansas facility until August 2009. The only manufacturing facility subject to a significant encumbrance is the Fresno, California facility, acquired in connection with the purchase of RGM in August 2005. This property collateralizes the debt relating to that facility. Our corporate headquarters is located in leased offices at 14911 Quorum Drive, Suite 600, Dallas, Texas 75254.
       Premium shingle products and accessories are manufactured at plants located in Ennis, Texas; Shafter, California; Myerstown, Pennsylvania; two adjacent plants in Tuscaloosa, Alabama; and in Fresno, California. Fiberglass roofing mat, nonwoven industrial, reinforcement and filtration products are manufactured on two parallel production lines located in Ennis, Texas. In June 2006, we acquired a facility in Waxahachie, Texas for future expansion of manufacturing activities and warehouse capacity relating to certain coated nonwoven fabrics. Initially this facility will be utilized as a warehouse facility. Manufacturing activities are currently expected to commence in the second quarter of fiscal 2007. Composite building products are manufactured at a leased facility in Lenexa, Kansas. The Surface Finishes operating facility is located in Cleveland, Ohio. As of June 30, 2006, remote leased warehouse storage locations were maintained in (1) Denver, Colorado, (2) Plant City, Florida, (3) Greenville, South Carolina, (4) Tacoma, Washington, (5) Richmond, British Columbia, Canada and (6) a warehouse and master distribution center in Edgerton, Wisconsin. In addition, some of our roofing plants lease storage space near their operating locations.
     Corporate headquarters and administrative offices for all operating segments are located in the same leased facility as our corporate offices in Dallas, Texas.
Item 3. Legal Proceedings
     There are various lawsuits and claims pending against ElkCorp and its subsidiaries. In the opinion of management, based in part on advice of counsel, none of these actions should have a material adverse effect on our consolidated results of operations, financial position, or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2006.

Item 4A. Executive Officers of the Registrant
     Certain information concerning our executive officers is set forth below:

		Period	Age as of
		Served	August 1,
Name	Title	As Officer	2006
Thomas D. Karol	Chairman of the Board and Chief Executive Officer	5 years	48

Richard A. Nowak	President and Chief Operating Officer	5 years	64

David G. Sisler	Senior Vice President, General Counsel and Secretary	11 years	48

Matti Kiik	Senior Vice President, Research and Development	5 years	64

Gregory J. Fisher	Senior Vice President, Chief Financial Officer and Controller	5 years	55

Curt A. Barker	Senior Vice President, Sales and Marketing	1 year	49

Leonard R. Harral	Vice President, Chief Accounting Officer and Treasurer	12 years	54

Glenn A. Gies	Vice President, Information Technology	6 months	46

Jan Jerger-Stevens	Vice President, Human Resources	2 months	43
     All of the executive officers except Ms. Jerger-Stevens have been employed by ElkCorp or its subsidiaries in responsible management positions for more than the past five years. Mr. Barker and Mr. Gies were employed in responsible management positions at an ElkCorp subsidiary company for more than the past five years. Ms. Jerger-Stevens became Vice President, Human Resources of ElkCorp on April 17, 2006. For the past two years, Ms. Jerger-Stevens was employed by Jacuzzi Brands, Inc. as Director of Human Resources. Previously, she spent nearly fourteen years with Ingersoll-Rand Company, including most recently four years as Vice President, Human Resources for its Specialty Equipment Business.
     Officers are elected annually by the Board of Directors following the Annual Meeting of Shareholders.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The principal market on which our common stock is traded is the New York Stock Exchange. There were 880 holders of record and approximately 5,900 beneficial owners of ElkCorp’s common stock on July 31, 2006.
     The quarterly dividend declared per share and the high and low sale prices per share of our common stock for each quarter during fiscal year 2006 and fiscal year 2005 are set forth in the following table:

Period	Dividend	High	Low
Fiscal 2006

First Quarter	$.05	$37.32	$28.00
Second Quarter	$.05	$36.28	$30.00
Third Quarter	$.05	$36.98	$32.32
Fourth Quarter	$.05	$34.71	$26.30

Fiscal 2005

First Quarter	$.05	$28.22	$20.17
Second Quarter	$.05	$35.00	$25.70
Third Quarter	$.05	$41.30	$31.75
Fourth Quarter	$.05	$39.00	$26.25
     Subject to the limitations discussed below, we currently intend to continue to pay quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on our common stock is at the discretion of the Board of Directors and will depend on, among other things, our profitability, liquidity, financial condition and capital requirements.
     Limitations affecting the future payment of dividends are imposed as a part of our revolving credit facility. Total cumulative dividends and stock repurchased since November 30, 2000 are subject to a formula limitation based on cumulative consolidated net income during the term of our $125,000,000 Revolving Credit Facility, which extends through November 30, 2008. As of June 30, 2006, such limitation was $87,100,000 and actual cumulative expenditures for these items were $31,200,000.
Issuer Purchases of Equity Securities for Quarter Ended June 30, 2006:

			Total Number of	Maximum Number (or
	Total Number		Shares Purchased	Approximate Dollar Value) of
	of Shares	Average	as Part of Publicly	Shares That May Yet be
	Purchased	Price Paid	Announced Plans	Purchased Under the Plans or
Period	(Notes 1 & 2)	per Share	or Programs	Programs (Note 3)
April, 2006	1,684	$34.34	—	$6,600,000
May, 2006	25,021	$32.64	—	$6,600,000
June, 2006	—	—	—	$6,600,000

Total	26,705	$32.75	—

(1)	Includes repurchase of 2,135 shares from officers and employees in connection with repurchased restricted shares for income tax withholding payments.

(2)	As a result of participant diversification directives, the ElkCorp ESOP Trust accumulates a surplus of unallocated shares from time to time. In the quarter ended June 30, 2006, we purchased 24,570 shares from the ElkCorp ESOP Trust. The dollar value of this repurchase transaction is reflected in the consolidated statement of shareholders’ equity but has no impact on previously announced repurchase programs outlined in (3).

(3)	On August 28, 2000, the Board of Directors authorized the repurchase of up to $10,000,000 of common stock. The authorizations did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice. The Board of Directors reevaluated their outstanding authorization in fiscal 2006 and concluded it is in the best interest of the company and its shareholders to leave the authorization in place.
Item 6. Selected Financial Data
     The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ In thousands, except per share data)	Year Ended June 30,

	2006	2005	2004	2003	2002

Sales	$929,792	$761,719	$566,041	$474,434	$468,502

Income (Loss):
From continuing operations	$45,505	$42,696	$30,066	$21,206	$18,050
From discontinued operations	(92)	4,171	(9,560)	2,894	(2,957)

Net Income	$45,413	$46,867	$20,506	$24,100	$15,093

Income (Loss) Per Share — Basic:
From continuing operations	$2.25	$2.16	$1.53	$1.09	$.93
From discontinued operations	(.01)	.21	(.48)	.15	(.15)

Net Income Per Share — Basic	$2.24	$2.37	$1.05	$1.24	$.78

Income (Loss) Per Share — Diluted:
From continuing operations	$2.21	$2.11	$1.51	$1.08	$.92
From discontinued operations	(.01)	.20	(.48)	.15	(.15)

Net Income Per Share — Diluted	$2.20	$2.31	$1.03	$1.23	$.77

Total Assets	$681,860	$613,569	$480,708	$442,291	$381,428

Long-Term Debt, including current maturities	$200,777	$200,527	$156,858	$152,526	$119,718

Shareholders’ Equity	$322,426	$270,810	$215,042	$196,528	$176,092

Cash Dividends Per Share	$.20	$.20	$.20	$.20	$.20

     In fiscal 2005, we sold our Cybershield and Ortloff businesses. The Five-Year Summary of Selected Financial Data reflects these two businesses as discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Executive Overview
     ElkCorp, through its subsidiaries, is primarily a manufacturer of premium building products. We strive to be the brand of choice in each of our businesses. Our business strategy is focused on entering and maintaining a leadership position in selected high-growth, high-margin markets where our technology brings innovation to the building products industry. Premium architectural shingles and accessory products continued as our dominant business in fiscal 2006, accounting for 90% of sales. To further strengthen this business segment, on August 25, 2005, we acquired RGM Products, Inc., a privately-held manufacturer of high-profile hip and ridge and other roofing related products based in Fresno, California, initially for $24,285,000 in cash and the assumption of $10,764,000 of indebtedness. Subsequent to the acquisition date, we incurred an additional $1,940,000 of expenditures relating to, among other things, legal, audit and severance costs directly related to RGM. This acquisition enhances our current roofing accessories business and allows us to offer the broadest ridge product line in the industry.
     We maintain three business segments whose primary focus is premium building products, and one non-core business which is currently offered for sale. Our key business segments are (1) Premium Roofing Products, which manufactures steep-slope and low-slope architectural shingles, plus related accessory and ventilation products, (2) Composite Building Products, a newer business that manufactures composite wood products for decking and railing, and (3) Specialty Fabric Technologies, a marketing operation developed to create brand awareness and increased sales of coated and uncoated nonwoven fabrics. Its product line includes coated and uncoated nonwoven fabrics used in asphalt shingles, underlayment, filtration and carpet tile products, together with fire barrier technologies designed for use in bedding, home furnishings and other consumer products. Although reported as separate operating segments, products from the Premium Roofing Products and Composite Building Products segments are manufactured for and marketed through some of the same wholesale distribution channels. The ultimate “customers” for both segments are professional installation contractors and homeowners. Many of our Specialty Fabric Technologies products are also sold to participants in the building products industry, including other manufacturers of shingle products. The non-core business, Surface Finishes, includes hard chrome and other finishes designed to extend the life of steel machinery components operating in abrasive environments. Corporate and Other represents corporate office expenses and other expense items not allocated to the operating segments. Prior to fiscal 2006, fire barrier technologies and the Surface Finishes segment were combined and shown as Other, Technologies. Prior to fiscal 2006, external sales of coated and uncoated nonwoven fabrics were included in the Premium Roofing Products segment.
     Fiscal 2006 was another good year for ElkCorp as we achieved record levels for shipments of architectural shingles. Shingle and accessory product shipments increased approximately 6% compared to fiscal 2005 and average selling prices increased approximately 7%. However, our margins were pressured throughout fiscal 2006 by escalating transportation, energy and raw materials costs (especially asphalt costs) and changes in regional mix for product shipments. Gross margin, as a percent of sales, was negatively impacted by lower than expected shipments into Florida during the year. Demand in Florida was lower than anticipated, in part due to longer lead times for insurance settlements in certain regions of the state. Product expected to be sold into relatively higher margin markets in Florida was shipped instead to the Gulf Coast storm areas (which generally have lower margins) that were affected by Hurricanes Rita and Katrina, which occurred during the calendar 2005 hurricane season.
     Our Composite Building Products business reduced its operating loss in fiscal 2006 compared to fiscal 2005. Despite a larger than anticipated operating loss in the current year, due primarily to lower demand for our products than projected and higher fixed costs from facilities expansion, we believe in the potential of this business platform and are committed to its long-term success. We believe we have the products, organizational structure, financial capability and expertise, together with an excellent distribution channel that will allow us to prosper in this fast growth marketplace. Fiscal 2006 results also reflect significant improvement in sales and operating profit for the Specialty Fabric Technologies segment, attributable to increased volume and pricing in all product categories, and a shift in sales mix to higher margin products.
Performance Data
     The following table and subsequent discussion set forth performance data from our continuing operations, expressed as a percentage of sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere herein.

	Year Ended June 30,
	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of sales	81.7	80.6	80.1

Gross profit	18.3	19.4	19.9
Selling, general and administrative	9.4	9.2	10.5

Operating income	8.9	10.2	9.4
Interest expense, net and other	1.3	1.3	0.9

Income from continuing operations before income taxes	7.6	8.9	8.5
Provision for income taxes	2.7	3.3	3.2

Income from continuing operations	4.9%	5.6%	5.3%

Fiscal 2006 Compared to Fiscal 2005
Overall Performance
     Sales from continuing operations of $929,792,000 during the year ended June 30, 2006 were 22.1 % higher than $761,719,000 in fiscal 2005. During the year ended June 30, 2006, operating income from continuing operations of $82,724,000 was 6.3% higher than the $77,848,000 last year. Sales of premium roofing shingles and accessory products increased substantially in fiscal 2006 compared to fiscal 2005, as a result of continuing strong demand, particularly in those regions of the United States affected by hurricane damage in fiscal 2005 and the early part of fiscal 2006. The percentage of cost of sales to sales increased to 81.7% in the year ended June 30, 2006 compared to 80.6% in fiscal 2005. Escalating raw material and transportation costs pressured margins all year in our roofing operations. Raw material and transportation costs are volatile and difficult to predict. As a result, there can be margin erosion from time-to-time when the impact of price increases lag rising costs. The roofing season is generally considered to be from March to mid-November of the calendar year. During the months of the roofing season that occurred in fiscal 2006 (generally the first and fourth quarters of our fiscal year), we were more successful in partially offsetting these higher costs than we were during the slower demand months of the fiscal year (generally the second and third quarters). Selling, general and administrative (S,G&A) costs of $87,817,000 in fiscal 2006 were 25.5% higher than $69,946,000 in fiscal 2005. As a percentage of net sales, S,G&A costs were 9.4% in fiscal 2006 compared to 9.2% in fiscal 2005. The addition of RGM, increased sales activity and higher stock-based compensation are the primary factors in the increased S,G&A costs. In fiscal 2006 we implemented the provisions of SFAS No. 123(R) “Share-Based Payment”, which increased stock-based compensation to $9,237,000 in fiscal 2006 from $2,544,000 in fiscal 2005.
     Interest expense was $13,875,000 in fiscal 2006 compared to $10,571,000 in fiscal 2005 due primarily to increasing variable interest rates and no capitalized interest in fiscal 2006. For the year ended June 30, 2005, $754,000 of interest was capitalized related to the expansion of the Lenexa, Kansas facility and other significant capital projects. Increased interest rates on variable rate debt accounted for an approximate $1,650,000 year-to-year increase in total interest cost. Higher average borrowings on long-term debt accounted for the majority of the remaining increase in interest expense, as fiscal 2005 included only a partial year of interest for $50,000,000 of incremental senior unsecured notes, which closed in November 2004. The average interest rate paid on indebtedness (excluding amortization of loan costs and commitment fees) was 6.7% in fiscal 2006 compared to 5.8% in fiscal 2005, primarily as a result of higher variable interest rates.
     Our effective tax rate for income from continuing operations was 35.8% during fiscal 2006 compared to 36.7% in fiscal 2005. Our current estimate of the effective tax rate for fiscal 2007 is approximately 36.5%. In fiscal 2006, we were able to benefit from the manufacturers’ deduction allowed by the American Jobs Creation Act of 2004. We also benefited in fiscal 2006 from reduced deferred state tax liabilities as a result of the State of Texas reforming its franchise tax laws in May 2006. The revision of Texas franchise tax laws resulted in a reduction in state deferred tax liability of approximately $1,500,000. In fiscal 2005 we benefited significantly from the utilization of state investment tax credits from expansion programs.

     In fiscal 2005 both Cybershield and Ortloff were sold. Cybershield’s and Ortloff’s results for each period presented are reported as discontinued operations. In fiscal 2006 we reported a pretax loss of $150,000 from finalizing certain obligations of these operations. In the year ended June 30, 2005, we reported pretax income from discontinued operations of $6,811,000. The fiscal 2005 results included a $6,484,000 pretax gain on the disposal of Ortloff.
Results of Business Segments
     Sales in the Premium Roofing Products segment increased 20.6% to $836,208,000 in fiscal 2006 compared to $693,634,000 in fiscal 2005. Current year results include sales from RGM products subsequent to its acquisition. RGM sales accounted for more than a third of the increased year-to-year sales. In fiscal 2006, shingle and accessory product unit volume continued to be very strong, increasing 6% year-to-year, as demand remained strong in many regions of the United States, particularly those affected by hurricane activity in fiscal 2005 and the early part of fiscal 2006. Average shingle pricing increased approximately 7% in fiscal 2006 compared to fiscal 2005 as a result of price increases implemented to offset rapidly escalating asphalt, energy and transportation costs.
     Sales of Composite Building Products of $31,423,000 in fiscal 2006 were 61.8% higher compared to $19,425,000 in fiscal 2005. Pricing increased 14%, volume was 48% higher year-to-year, and the number of distributors continued to increase. We are committed to developing this business platform to take advantage of the opportunities created by increased awareness of the benefits of composite products compared to wood.
     In fiscal 2006, Specialty Fabric Technologies sales increased 35.1% to $53,316,000 from $39,451,000 in fiscal 2005. External sales of applications for roofing mats and built-up roofing products in fiscal 2006 increased 35% from fiscal 2005. Sales of these applications accounted for nearly 75% of sales for the Specialty Fabric Technologies segment in both fiscal 2006 and 2005. In addition, this business segment achieved significant year-to-year increases in applications for non-roofing products, particularly for facer and carpet tile products. Sales of fire barrier products continue to increase but remain very small in relation to our consolidated sales total. Surface Finishes sales decreased 4% in fiscal 2006 to $8,845,000, compared to $9,209,000 in fiscal 2005.
     Operating income for the Premium Roofing Products segment of $107,004,000 in fiscal 2006 increased 2.7% from $104,232,000 achieved in fiscal 2005. We were able to achieve higher shingle sales volume as a result of continuing strong demand, together with better efficiency as we continue to increase production at our newest roofing plant in Tuscaloosa, Alabama. This plant was placed in service at the beginning of fiscal 2005. Asphalt costs increased approximately 27% in the year ended June 30, 2006 compared to fiscal 2005. Transportation costs have also continued to increase and were approximately 16% higher in the current year than in the prior fiscal year. Our expectation is that asphalt and transportation costs will continue to rise in fiscal 2007. In an effort to offset higher costs, we implemented a 7% to 9% price increase in June 2006, with an additional 3% to 4% price increase in August 2006, and announced a $50 per truckload freight surcharge effective in August 2006. Our fiscal 2007 strategy includes finding ways to better utilize our raw materials and continuing to raise prices as needed to offset escalating costs, although there can be no assurance that we will be successful in achieving these objectives. RGM, which was acquired August 25, 2005, added approximately $3,600,000 of operating profit in the period that it was included in our consolidated financial results. A silo failure in the granule storage system at our Myerstown, Pennsylvania facility encountered in the fourth quarter of fiscal 2005 did not significantly impact operating results in fiscal 2006. This plant operated at full capacity despite its damaged granule storage system. Initial repairs designed to correct the damaged areas at this roofing plant were completed in the first half of fiscal 2006. Various engineering refinements to eliminate machine productivity issues encountered in the fourth quarter of fiscal 2005 at the Tuscaloosa, Alabama roofing plant were completed early in fiscal 2006 and productivity improvements resumed during the remainder of fiscal 2006.
     We incurred an operating loss of $7,816,000 for the Composite Building Products segment during fiscal 2006 compared to an $11,822,000 operating loss in fiscal 2005. Higher volume and pricing, together with cost improvement from the switch to more cost effective additives used in the manufacturing process were partially offset by increased costs from the ramp up of the new facility and additional sales personnel. We also made adjustments for returned material and non-decking inventories for this developing business in the first quarter of fiscal 2006. The operating loss reported in fiscal 2006 included an approximate $4,100,000 charge attributable to costs associated with inventory for products that did not meet our formulations and customers specifications. These charges were taken primarily in the first quarter of fiscal 2006. This segment’s manufacturing facility is currently operating at approximately 30% of capacity. Other than the aforementioned inventory related charges, most of the fiscal 2006 operating loss was directly attributable to costs associated with the underutilization of manufacturing capacity, including higher depreciation from the facility being in service for all of fiscal 2006. Approximately $3,900,000 of the fiscal 2005 loss was also attributable to costs associated with inventory for products that did not meet our formulations and customer specifications. Additional fiscal 2005 losses of approximately $3,500,000 resulted from the expansion of operations at our new manufacturing facility in Lenexa, Kansas. We believe this business segment will continue to incur an operating loss in the first half of fiscal 2007, when buying for the calendar 2007 decking season begins in our third quarter of fiscal 2007.
     The Specialty Fabric Technologies marketing segment reported a $6,320,000 operating profit in fiscal 2006 compared to a $2,083,000 operating profit in fiscal 2005. Higher sales volumes, improved pricing and changes in product mix due to increased demand for our new non-roofing products all contributed to improved profitability. Our focus in fiscal 2007 will continue to be to grow our higher margin applications and to continue to introduce new products to address the higher-margin markets. The operating profit from the sale of specialty fabrics sold to roofing manufacturers, air filtration, carpet tile and other high-growth markets was $7,371,000 in fiscal 2006, compared to $3,458,000 in fiscal 2005. However, the fire barrier business incurred an operating loss of $1,051,000 in fiscal 2006 compared to an operating loss of $1,375,000 in fiscal 2005, as this business is still being developed and has had limited sales to date.
     The Surface Finishes segment had an operating profit of $1,033,000 in fiscal 2006 compared to a $144,000 operating profit in fiscal 2005. Fiscal 2005 results included a $700,000 charge for estimated environmental costs at its former Lufkin, Texas plating operation and a $210,000 provision for bad debt expenses.
Fiscal 2005 Compared to Fiscal 2004
Overall Performance
     Sales from continuing operations of $761,719,000 during the year ended June 30, 2005 were 34.6 % higher than $566,041,000 in fiscal 2004. During the year ended June 30, 2005, operating income from continuing operations of $77,848,000 was 45.9% higher than the $53,346,000 in fiscal 2004. Sales of premium roofing shingles and accessory products increased substantially in fiscal 2005 compared to fiscal 2004, due to a significant increase in shingle unit volume, which was aided by shipments from the new Tuscaloosa production facility, overall improvements in production performance, and higher average selling prices. The percentage of cost of sales to sales increased to 80.6% in the year ended June 30, 2005 compared to 80.1% in fiscal 2004. A higher than expected loss at the Lenexa, Kansas composite building products operation was the primary factor in the overall lower gross margin during fiscal 2005. Selling, general and administrative (S,G&A) costs of $69,946,000 in fiscal 2005 were 17.6% higher than $59,482,000 in fiscal 2004 due primarily to increased selling expense and performance based compensation expense. However, due to substantially increased business activity and higher selling prices, S,G&A was only 9.2% of sales in fiscal 2005 compared to 10.5% in fiscal 2004.
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
     Our effective tax rate for income from continuing operations was 36.7% during fiscal 2005 compared to 37.4% in fiscal 2004. The lower fiscal 2005 rate was primarily attributable to lower state income taxes resulting from state investment tax credits from expansion programs.
     In fiscal 2004, we made the decision to exit Cybershield’s business. In fiscal 2005 both Cybershield and Ortloff were sold. Both Cybershield’s and Ortloff’s results for each period presented are reported as discontinued operations. In the year ended June 30, 2005, we reported pretax income from discontinued operations of $6,811,000. In fiscal 2004, we reported a $14,615,000 pretax loss from discontinued operations. The fiscal 2005 results included a $6,484,000 pretax gain on the sale of Ortloff. Fiscal 2004 results included $12,346,000 of write-downs of Cybershield’s net assets to estimated market value.

Results of Business Segments
     Sales in the Premium Roofing Products segment increased 33.6% to $693,634,000 in fiscal 2005 compared to $519,284,000 in fiscal 2004. Compared to fiscal 2004, unit volume increased 24% in fiscal 2005. Shingle demand was extremely high for most of fiscal 2005 as a result of increased orders in most regions of the United States, led by the Southeast United States and other areas affected by four hurricanes in the summer and early fall of calendar 2004. We were able to benefit significantly from increased production capacity related to the new Tuscaloosa, Alabama roofing plant and productivity enhancements at all of our roofing facilities. Average shingle prices in fiscal 2005 increased 9% compared to fiscal 2004, primarily as a result of price increases that were consistent with industry trends.
     Operating income for the Premium Roofing Products segment of $104,232,000 for the year ended June 30, 2005 increased 52.7% from $68,275,000 achieved in fiscal 2004. This significant improvement in operating income was primarily attributable to the aforementioned increases in unit volume and average selling prices. We were able to improve margins on premium asphalt shingle products as a result of higher average sales prices despite continuing increases in asphalt, energy, and transportation costs. Asphalt costs increased approximately 9% in the year ended June 30, 2005 from fiscal 2004. Transportation costs also continued to increase and were approximately 16% higher in fiscal 2005 than in fiscal 2004. The new Tuscaloosa, Alabama roofing plant reached its initial rated capacity in the quarter ended March 31, 2005. In the fourth quarter of fiscal 2005, the new Tuscaloosa facility experienced lower than expected volume due to unanticipated machine maintenance. The rate of progress in production slowed at this plant as these maintenance issues were addressed. Also in the fourth quarter of fiscal 2005, we encountered a silo failure in the granule storage system at our Myerstown facility that reduced production to approximately 90% of capacity. The plant was able to return to 100% capacity while repairs were being made. Various engineering refinements designed to eliminate production bottlenecks at the Myerstown and Tuscaloosa plants were completed in fiscal 2006.
     Sales of our Composite Building Products segment increased to $19,425,000 in fiscal 2005 compared to $8,524,000 in fiscal 2004, as we continued to develop this business platform by improving and increasing our product line. We incurred an $11,822,000 operating loss in our composite building products business in fiscal 2005 compared to a $2,262,000 operating loss for this business in fiscal 2004. Approximately $3,900,000 of the fiscal 2005 loss was attributable to costs associated with inventory for products that did not meet our formulations and customer specifications. Additional fiscal 2005 losses of approximately $3,500,000 resulted from the expansion of operations at our new manufacturing facility in Lenexa, Kansas. Other factors contributing to the higher than expected fiscal 2005 loss were longer than anticipated code approval in various areas of the country, a slower than expected ramp up of new production, higher than anticipated raw material costs, and slower than projected initiation of new products for non-decking markets. In fiscal 2005, our composite distribution base increased more than 50% to approximately 100 distributors in the United States and Canada.
     In March 2005, the composite building products subsidiary completed the acquisition of Railwayz Inc. (Railwayz), a privately held composite railing company. Railwayz manufactures railing products that complement our CrossTimbers decking products and provides a more diverse decking and railing product line. The total purchase price was approximately $1,625,000, plus contingent future earn-out payments based on revenues for the first five years after acquisition with a maximum potential payment of $375,000.
     In fiscal 2005, sales for the Specialty Fabric Technologies segment increased 32.0% to $39,451,000 compared to $29,894,000 in fiscal 2004, primarily as a result of increased sales of roofing mat, facer and filtration products. The operating profit relating to the sale of these and other fabrics was $3,458,000 in fiscal 2005, compared to $1,017,000 in fiscal 2004 primarily as a result of increased sales. However, our fire barrier subsidiary incurred an operating loss of $1,375,000 in the year ended June 30, 2005, compared to an operating loss of $698,000 in the same period in fiscal 2004. The fiscal 2005 operating loss included $582,000 in inventory write-downs.
     The Surface Finishes segment reported sales of $9,209,000 in fiscal 2005 compared to $8,339,000 in fiscal 2004, a 10.4% increase, as a result of slightly higher demand for plating and finishing services in existing locomotive and marine markets. Surface Finishes had an operating profit of $144,000 in fiscal 2005, compared to a $598,000 operating profit in fiscal 2004. The fiscal 2005 amount included a $700,000 reserve for estimated environmental clean-up at its former plating operation located in Lufkin, Texas and a $210,000 provision for bad debt expenses.

Financial Condition
Overview
     Our liquidity needs generally arise principally from working capital requirements, capital expenditures, payment of dividends and interest payments. During fiscal 2006, we relied on internally generated funds and the sale or redemption of short-term investments to finance working capital requirements, the acquisition of RGM and other cash needs. We used $26,225,000 of available funds in connection with the acquisition of RGM and subsequent acquisition related costs. We did not borrow under the outstanding $125,000,000 revolving credit facility at any time in fiscal 2006. At June 30, 2006, we had $37,016,000 in cash, cash equivalents and short-term investments available to fund growth opportunities, capital expenditures and other cash requirements. Our working capital requirements typically fluctuate significantly during the year because of seasonality in some market areas and our programs that offer extended payment terms to certain customers in the late winter and early spring months. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months.
Operating Activities
     We generate cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, stock-based compensation, depreciation and amortization. Cash flows from operating activities also either increase or decrease by changes in working capital requirements. For the year ended June 30, 2006, we generated cash of $24,979,000 from operating activities, compared to $54,147,000 in fiscal 2005 and $50,648,000 in fiscal 2004.
     After consideration of $5,708,000 of trade receivables acquired in the RGM acquisition in August 2005, trade receivables at June 30, 2006 were $26,487,000 higher than at June 30, 2005 due primarily to higher shipments of premium roofing products in the fourth quarter of the current fiscal year compared to the fourth quarter of fiscal 2005. In accordance with normal industry practices, extended payment terms are granted to certain customers for roofing and composite building products shipped during the late winter and early spring months, with payments generally due during the spring and early summer. At June 30, 2006, receivables from customer programs with extended due dates were $4,130,000 compared to $2,810,000 at June 30, 2005. Extended term receivables outstanding at June 30, 2006 are due in the first quarter of fiscal 2007. After considering $6,909,000 of inventories acquired in the RGM acquisition, inventories were $29,553,000 higher at June 30, 2006 than at June 30, 2005. The majority of the year-to-year difference is attributable to higher inventory levels at our Myerstown, Pennsylvania and Tuscaloosa, Alabama roofing plants. Inventory levels at the end of fiscal 2005 were unusually low as a result of storm-related demand in areas of the United States of America served by those plants. At June 30, 2006, current liabilities, after consideration of current liabilities assumed in the RGM acquisition, were $4,027,000 higher at June 30, 2006 compared to June 30, 2005. The current ratio was 3.2 to 1 at June 30, 2006 compared to 3.5 to 1 at June 30, 2005.
Investing Activities
     Cash flows from investing activities primarily reflect our capital expenditure strategy, together with activity relating to short-term investments, and business acquisitions and disposals. Net cash used for investing activities was $22,169,000 in fiscal 2006 compared to $89,554,000 in fiscal 2005 and $63,368,000 in fiscal 2004. We sold or redeemed $36,200,000 of short-term investments (net of purchases) to fund our acquisition of RGM and to supplement cash flows from operating activities for working capital and other cash requirements in fiscal 2006. In late fiscal 2006, we acquired a facility in Waxahachie, Texas for approximately $9,000,000 for future expansion of manufacturing activities and warehouse capacity relating to certain coated nonwoven and fire barrier products. In fiscal 2007, we expect to spend an additional $3,300,000 in capital expenditures for equipment and improvements preparing this facility for use. We currently estimate all capital expenditures in fiscal 2007 will be in the range of $30,000,000 to $40,000,000.
Financing Activities
     Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock, purchases of common stock and exercises of stock options. Net cash used for financing activities was $8,015,000 in fiscal 2006, compared to $44,395,000 and $7,937,000 of net cash provided in fiscal 2005 and 2004, respectively.
     At June 30, 2006, liquidity consisted of $4,056,000 of cash and cash equivalents, $32,960,000 of short-term investments, and $121,148,000 of available borrowings (after deducting $3,852,000 of outstanding letters of credit) under the $125,000,000 committed line of credit facility which expires in November 2008. It is our current intention to begin negotiations with our bank group to renew and extend the line of credit facility in fiscal 2007. At June 30, 2006, the debt to capital ratio (after deducting cash, cash equivalents and short-term investments of $37,016,000 from $200,705,000 of long-term principal debt) was 33.7%.
     Our Board of Directors has authorized our repurchase of common stock from time to time on the open market. As of June 30, 2006, we have repurchase authority of approximately $6,600,000 remaining, after repurchasing 113,690 shares for approximately $4,000,000 in fiscal 2006 under the Board’s repurchase authority.
Contractual Obligations
     The following table summarizes our future payments relating to contractual obligations at June 30, 2006:

	(In thousands)
	Payments Due by Period
		Less than			After 5
	Total	1 year	1 – 3 years	4 – 5 years	years

Contractual Obligations:
Long-term Debt	$195,000	$—	$85,000	$—	$110,000
Other Debt	6,793	1,088	1,677	706	3,322
Interest on Fixed Rate Debt	38,125	7,557	14,921	6,675	8,972
Operating Leases	41,740	5,702	9,474	8,998	17,566

Total Contractual Obligations	$281,658	$14,347	$111,072	$16,379	$139,860

     At June 30, 2006, $87,134,000 of long-term debt was variable rate debt at a current average interest rate of 7.0%. Interest expense on variable rate debt is not included in the above table as it cannot be reasonably estimated.
     Our only other significant lending commitment at June 30, 2006 is our $125,000,000 Revolving Credit Facility, the term of which extends through November 30, 2008. There was no outstanding balance on this Facility at June 30, 2006, although $3,852,000 of letters of credit are outstanding.
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
Impairment of Goodwill and Certain Other Intangible Assets –
     To determine if there has been any impairment of goodwill and certain other intangible assets, we evaluate the balance of such items annually or more frequently if impairment indicators exist. We base our determination of value using a discounted cash flow methodology that involves significant judgments based upon projections of future performance. There can be no assurances that these forecasts will be attained. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

Stock-Based Compensation –
     Included in our stock-based compensation are stock options, performance stock awards and restricted stock. Compensation expense for these elements of stock-based compensation are determined based on fair value at the date of grant and our estimate of the number of shares that will ultimately be exercised or issued at the end of the performance period. The estimated compensation expense may be adjusted periodically based on our judgment of facts, circumstances and, for performance shares, forecasted financial performance. Actual performance may be substantially different than our estimates.
Recently Issued Accounting Standards
     In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
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
     We purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. In March 2006, we entered into a hedge transaction to fix the price on approximately 25% of our projected natural gas usage through September 2006. The contract value of the hedge transaction was $1,278,000 and the fair value at June 30, 2006 was a liability of $100,000. It is anticipated that hedging strategies will likely be utilized in the future.
     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We have entered into interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt at June 30, 2006. The fair value of these swaps was a liability of $1,016,000 at June 30, 2006. Based on outstanding debt at June 30, 2006, our annual interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.
Credit Risk
     We are subject to credit risks applicable to cash, cash equivalents, short-term investments, accounts receivable and derivative instruments. Cash and cash equivalents are maintained at financial institutions or in short-term investments with high credit quality. Short-term investments are primarily in tax-exempt vehicles of high credit quality, including closed-end municipal bonds and variable rate demand notes issued by municipalities. Concentrations of credit risk with respect to accounts receivable primarily relate to the large building products distributors that are our primary customers. We perform ongoing credit evaluations of our customers’ financial condition to determine the need for an allowance for doubtful accounts. We have not experienced significant credit losses for many years. Concentration of credit risk with respect to accounts receivable is limited to those customers to whom we make significant sales. Our largest customer accounted for 19% of consolidated sales in each of the last three fiscal years. Derivative contracts are entered into with counterparties who are, in our opinion, creditworthy counterparties.
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
     The costs of manufacturing, transportation and key raw materials, including but not limited to ceramic coated granules, asphalt, glass fibers, resins, mineral filler, polypropylene, wood particles and various additives for improved performance, together with our ability to pass along higher costs are generally influenced by factors other than inflation. These factors include general economic and industry conditions, supply and demand, surpluses and shortages, and actions of key competitors.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Information relating to this item is discussed under the Market Risks caption of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
Item 8. Financial Statements and Supplementary Data
All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of ElkCorp
     We have audited management’s assessment, included on page 51, that ElkCorp (a Delaware Corporation) and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ElkCorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of ElkCorp’s internal control over financial reporting based on our audit.
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
     As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded RGM Products, Inc. (“RGM”) from its assessment of internal controls over financial reporting as of June 30, 2006 because it was acquired by the Company in August 2005. We have also excluded RGM from our audit of internal control over financial reporting. RGM is a wholly-owned subsidiary whose total assets and total revenues represent 6.5% and 5.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.
     In our opinion, management’s assessment that ElkCorp and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, ElkCorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ElkCorp and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for the years then ended, and our report dated September 6, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP Grant Thornton LLP
Dallas, Texas
September 6, 2006

'

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of ElkCorp
     We have audited the accompanying consolidated balance sheets of ElkCorp (a Delaware Corporation) and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ElkCorp and subsidiaries as of June 30, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ElkCorp and subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 6, 2006, expressed an unqualified opinion on both management’s assessment of ElkCorp’s control over financial reporting and on the effectiveness of ElkCorp’s internal control over financial reporting.

/s/ Grant Thornton LLP
Grant Thornton LLP
Dallas, Texas
September 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors,
ElkCorp
     In our opinion, the accompanying consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of ElkCorp and subsidiaries for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
August 30, 2004, except for changes in
presentation as noted in footnotes titled
“Discontinued Operations” and “Financial
Information By Company Segments,” as
to which the date is September 6, 2006

ELKCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
($ In thousands)	2006	2005
Assets

Current Assets
Cash and cash equivalents	$4,056	$9,261
Short-term investments	32,960	69,160
Trade receivables, less allowance of $639 and $695	181,123	148,928
Inventories	107,929	71,467
Prepaid expenses and other	10,209	8,223
Deferred income taxes	9,317	7,849
Discontinued operations	2,675	1,193

Total current assets	348,269	316,081

Property, Plant and Equipment
Land	7,029	5,229
Buildings and improvements	127,161	117,778
Machinery and equipment	339,969	314,115
Construction in progress	14,149	3,867

	488,308	440,989
Less — Accumulated depreciation	(186,168)	(156,901)

Property, plant and equipment, net	302,140	284,088

Discontinued Operations — noncurrent	1,939	3,718
Goodwill	14,530	1,497
Intangible Assets	10,609	689
Other Assets	4,373	7,496

	$681,860	$613,569

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$71,585	$56,742
Accrued liabilities	34,230	31,171
Current maturities on long-term debt	1,088	381
Discontinued operations	560	937

Total current liabilities	107,463	89,231

Long-Term Debt, net of current maturities	199,689	200,146

Deferred Income Taxes	52,282	53,382

Commitments and Contingencies

Shareholders’ Equity
Common stock ($1 par, 20,503,855 and 20,297,905 shares issued)	20,504	20,298
Paid-in capital	75,724	64,792
Accumulated other comprehensive income	(64)	—
Retained earnings	227,713	186,388

	323,877	271,478
Less — Treasury stock (43,964 and 22,761 shares, at cost)	(1,451)	(668)

Total shareholders’ equity	322,426	270,810

	$681,860	$613,569

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
($ In thousands, except per share data)	2006	2005	2004
Sales	$929,792	$761,719	$566,041
Cost of goods sold	759,251	613,925	453,213

Gross profit	170,541	147,794	112,828
Selling, general and administrative	87,817	69,946	59,482

Operating income from continuing operations	82,724	77,848	53,346

Interest expense	(13,875)	(10,571)	(5,444)
Interest income	1,835	1,067	133
Other	216	(861)	—

Income from continuing operations before income taxes	70,900	67,483	48,035

Provision for income taxes	25,395	24,787	17,969

Income from continuing operations	45,505	42,696	30,066

Income (loss) from discontinued operations, net of income tax provision (benefit) of ($58), $2,640, and ($5,055)	(92)	4,171	(9,560)

Net income	$45,413	$46,867	$20,506

Income (loss) per common share — basic
Income from continuing operations	$2.25	$2.16	$1.53
Discontinued operations	(.01)	.21	(.48)

Net income per common share	$2.24	$2.37	$1.05

Income (loss) per common share — diluted
Income from continuing operations	$2.21	$2.11	$1.51
Discontinued operations	(.01)	.20	(.48)

Net income per common share	$2.20	$2.31	$1.03

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
($ In thousands)	2006	2005	2004
Cash Flows From Operating Activities

Net income	$45,413	$46,867	$20,506
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,819	23,859	18,050
Gain on sale of discontinued assets	—	(6,484)	—
Impairment of discontinued assets	—	651	12,346
Deferred income taxes	(2,740)	7,282	3,362
Stock-based compensation	9,237	2,544	96
Excess tax benefits of stock option exercises	—	1,662	275
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(26,487)	(39,114)	(2,564)
Inventories	(29,553)	(9,288)	(8,608)
Prepaid expenses and other	(1,657)	297	(1,872)
Accounts payable	5,961	19,813	1,822
Accrued liabilities	(1,934)	6,879	7,536
Changes in assets and liabilities of discontinued operations	(80)	(821)	(301)

Net cash provided by operating activities	24,979	54,147	50,648

Cash Flows From Investing Activities

Additions to property, plant and equipment	(30,702)	(38,251)	(62,884)
Purchases of short-term investments	(336,350)	(217,880)	—
Sales and redemptions of short-term investments	372,550	148,720	—
Proceeds from sales of assets of discontinued operations	—	17,643	—
Acquisitions, net of cash acquired	(26,225)	(471)	—
Other, net	(1,442)	685	(484)

Net cash used for investing activities	(22,169)	(89,554)	(63,368)

Cash Flows From Financing Activities

Proceeds from sale of Senior Notes	—	50,000	—
Borrowings (repayments) on Revolving Credit Facility, net	—	(10,300)	10,300
Payments on other borrowings	(5,045)	—	—
Dividends paid on common stock	(4,088)	(4,019)	(3,935)
Exercises of stock options	6,614	11,244	2,265
Purchases of common stock	(6,522)	(2,530)	(693)
Excess tax benefits of stock option exercises	1,026	—	—

Net cash provided by (used for) financing activities	(8,015)	44,395	7,937

Net Increase (Decrease) in Cash and Cash Equivalents	(5,205)	8,988	(4,783)
Cash and Cash Equivalents at Beginning of Year	9,261	273	5,056

Cash and Cash Equivalents at End of Year	$4,056	$9,261	$273

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ In thousands, except per share data)

						Accumulated
						Other	Total
	Comprehensive	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Stock	Income	Equity

Balance, June 30, 2003		$19,988	$56,946	$126,969	$(7,375)	$—	$196,528

Comprehensive income:
Net income	$20,506	—	—	20,506	—	—	20,506
Derivative transactions, net of tax	—	—	—	—	—	—	—

Comprehensive income	$20,506

Exercises of stock options		—	77	—	2,188	—	2,265
Excess tax benefit of stock option exercises		—	275	—	—	—	275
Restricted stock grants		—	(170)	—	170	—	—
Restricted stock vesting		—	96	—	—	—	96
Purchases of common stock from ESOP		—	—	—	(693)	—	(693)
Dividends, $.20 per share		—	—	(3,935)	—	—	(3,935)

Balance, June 30, 2004		19,988	57,224	143,540	(5,710)	—	215,042

Comprehensive income:
Net income	$46,867	—	—	46,867	—	—	46,867
Derivative transactions, net of tax	—	—	—	—	—	—	—

Comprehensive income	$46,867

Exercises of stock options		310	5,790	—	5,144	—	11,244
Excess tax benefit of stock option exercises		—	1,662	—	—	—	1,662
Restricted stock grants		—	(2,428)	—	2,428	—	—
Restricted stock vesting		—	1,214	—	—	—	1,214
Performance stock amortization		—	1,330	—	—	—	1,330
Purchases of treasury stock		—	—	—	(2,530)	—	(2,530)
Dividends, $.20 per share		—	—	(4,019)	—	—	(4,019)

Balance, June 30, 2005		20,298	64,792	186,388	(668)	—	270,810

Comprehensive income:
Net income	$45,413	—	—	45,413	—	—	45,413
Derivative transactions, net of tax	(64)	—	—	—	—	(64)	(64)

Comprehensive income	$45,349

Exercises of stock options		206	1,179	—	5,229	—	6,614
Excess tax benefit of stock option exercises		—	1,026	—	—	—	1,026
Stock option vesting		—	4,563	—	—	—	4,563
Restricted stock grants		—	(510)	—	510	—	—
Restricted stock vesting		—	1,767	—	—	—	1,767
Performance stock amortization		—	2,907	—	—	—	2,907
Purchases of treasury stock		—	—	—	(6,522)	—	(6,522)
Dividends, $.20 per share		—	—	(4,088)	—	—	(4,088)

Balance, June 30, 2006		$20,504	$75,724	$227,713	$(1,451)	$(64)	$322,426

The Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     ElkCorp’s strategic focus is on its building products platforms. All significant building products companies, which comprise the three primary operating segments, operate as subsidiaries of Elk Premium Building Products, Inc. The Premium Roofing Products segment manufactures premium architectural roofing shingles and accessory products. The segment includes RGM Products, Inc. (RGM), which was acquired in August 2005, and manufactures high-profile hip and ridge and other roofing related products. The Composite Building Products segment manufactures composite wood decking and railing products. The Specialty Fabric Technologies segment is a marketing division established as a separate business platform primarily to create brand awareness and promote increased sales of Elk’s nonwoven specialty fabric products, which includes external sales of coated and uncoated nonwoven fabrics used in fire barrier technologies, various applications in asphalt shingles and in other industries. Fire barrier technologies feature fire retardant coatings designed for use in bedding, home furnishings, and other consumer products. The Surface Finishes segment includes hard chrome and other finishes designed to extend the life of steel machinery components operating in abrasive environments. Prior to fiscal 2006, fire barrier technologies and the Surface Finishes segment were combined and shown as Other, Technologies. Prior to fiscal 2006, external sales of coated and uncoated nonwoven fabrics were included in the Premium Roofing Products segment. Corporate and Other represents corporate office expenses and other expense items not allocated to the operating segments.
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
     Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the fiscal 2006 presentation. The company has revised its fiscal 2005 and 2004 consolidated statements of cash flows to present the operating and investing portion of cash flows attributable to discontinued operations on a separately identifiable basis. The company had previously recorded these amounts on a combined basis. These reclassifications have no effect on net income or financial position as previously reported.
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
Accounts Payable
     The company reflects disbursements as trade accounts payable until such time as payments are presented to the bank for payment. At June 30, 2006 and 2005, disbursements totaling approximately $36,000,000 and $23,000,000, respectively, had not been presented for payment to the bank.

Accounts Receivable and Concentration of Credit Risk
     The Premium Roofing Products and Composite Building Products segments accounted for 93% of consolidated sales in fiscal 2006. The company’s primary customers are building products distributors. Due to consolidation in the industry, credit risk is concentrated. The ten largest customers account for approximately 50% of consolidated sales. One customer accounted for 19% of consolidated sales in each of the last three fiscal years. The company could suffer significant setbacks in revenues and operating income if it lost one or more of its largest customers, or if customers’ plans and/or markets should change significantly. The balance in the reserve for doubtful accounts is evaluated on an ongoing basis, based on a combination of factors such as customers’ past payment history, length of time the receivables are past due, the status of customers’ financial condition and ongoing credit evaluations.
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
Inventories
     Inventories are stated at the lower of cost (including materials, direct labor, and applicable overhead) or market, using the first-in, first-out (FIFO) method. Adjustments may be made to inventory values based on the physical condition (e.g., age and quality) of the inventories. Inventories are adjusted to the lower of cost or market, or written off as applicable. The cost of raw materials inventories is reduced for volume rebates from suppliers as applicable volume thresholds are met. Inventories are comprised of:

	(In thousands)
	June 30,
	2006	2005
Raw Materials	$19,426	$15,380
Work-In-Process	206	219
Finished Goods	88,297	55,868

	$107,929	$71,467

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

Buildings and improvements	10–40 years
Machinery and equipment	5–20 years
Computer equipment	3–6 years
Office furniture and equipment	5–12 years
     During fiscal 2006, 2005 and 2004, the company recorded to expense $25,948,000, $23,819,000, and $18,018,000, respectively, in depreciation expense.
     The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. In fiscal 2006, no interest was capitalized. In fiscal 2005 and 2004, $754,000 and $3,079,000 of interest cost was capitalized, respectively.
Goodwill and Intangible Assets
     Goodwill has an indefinite useful life and is not amortized but is tested at least annually for impairment. The impairment review performed for fiscal 2006 indicated no impairment of goodwill. Intangible assets with identifiable useful lives are shown in the balance sheet net of accumulated amortization. These intangible assets are amortized over their estimated useful lives, which range from five to fourteen years.
Advertising Costs
     Advertising costs are expensed as incurred. For fiscal years 2006, 2005 and 2004, advertising costs were $9,869,000, $7,733,000, and $8,894,000, respectively.
Research and Development
     Research and development expenses include wages, employee benefits and material costs used in (1) the search, design and development of new products and processes, and (2) the improvement and enhancement of existing products. Research activities are primarily conducted at a technology center in Ennis, Texas. Research and development costs are expensed as incurred and included in cost of sales. Expenses for research activities at the Ennis technology center were $3,560,000, $3,348,000 and $2,300,000 in fiscal 2006, 2005 and 2004, respectively. Development costs at plant locations are not separately identified.
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
Income Taxes
     Deferred income taxes are provided to reflect temporary differences between the financial reporting basis and the tax basis of the company’s assets and liabilities using presently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Supplemental Cash Flows
     Supplemental cash flow amounts were as follows:

	(In thousands)
	Year Ended June 30,
	2006	2005	2004
Interest paid	$13,811	$10,884	$8,250
Income taxes paid	$25,274	$16,204	$10,871
     In conjunction with the acquisition of the stock of RGM in August 2005 and the assets of Railwayz, Inc., in March 2005, various subsidiaries of the company issued or assumed debt and other liabilities of $23,640,000 in fiscal 2006 and $1,154,000 in fiscal 2005.
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

     The company purchases natural gas for use in its manufacturing facilities. These purchases expose the company to the risk of rising natural gas prices. To hedge this risk, the company may enter into hedge transactions to fix the price on a portion of its projected natural gas usage. In March 2006, the company entered into a hedge transaction to fix the price on approximately 25% of its projected natural gas usage through September 2006. The contract value of the hedge transaction was $1,278,000 and the fair value at June 30, 2006 was a liability of $100,000. It is anticipated that hedging strategies will likely be utilized in the future.
     The Board of Directors and company management determined that prudent interest rate strategy is to maintain a reasonable balance between fixed rate debt and variable rate debt. In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of debt through June 2012. In July 2004, the company entered into an additional interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of debt through July 2007. For these fair value hedges, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At June 30, 2006, the fair value of these swaps was a liability of $1,016,000. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. However, since both interest rate swaps are 100% effective, as defined, there is no net effect on the company’s results of operations from marking the interest rate swaps to market.
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
Accounting for Stock-Based Compensation
     In fiscal 2006, the company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments, including stock options, performance shares and restricted stock to be recognized in the income statement based on fair value. The Stock-Based Compensation footnote included in the notes to consolidated financial statements of this Annual Report on Form 10-K presents detailed information regarding the impact and relevant disclosures as to the company’s adoption of SFAS 123(R).

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

	(In thousands, except per share data)
	Year Ended June 30,
	2006	2005	2004
Income from continuing operations	$45,505	$42,696	$30,066

Denominator for basic earnings per share-weighted average shares outstanding	20,275	19,788	19,609

Effect of dilutive securities:
Unvested restricted shares and outstanding stock options	332	466	316

Denominator for diluted earnings per share-adjusted weighted average shares and assumed issuance of shares purchased under the stock option plans and vesting of restricted shares using the treasury stock method	20,607	20,254	19,925

Basic earnings per share from continuing operations	$2.25	$2.16	$1.53

Diluted earnings per share from continuing operations	$2.21	$2.11	$1.51

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	-0-	-0-	730

Performance shares excluded from computation due to conditions for issuance having not been satisfied	285	140	—

Long-Term Debt

Long-term debt is summarized as follows:	(In thousands)
	June 30,	June 30,
	2006	2005
Senior Notes	$195,000	$195,000
Revolving Credit Facility	—	—
Other debt	6,793	1,064
Fair value of interest rate swaps	(1,016)	4,463

	200,777	200,527
Less: Current maturities	(1,088)	(381)

	$199,689	$200,146

     The company has issued Senior Notes (Notes) summarized as follows (in thousands):

Principal Amount	Maturity	Interest Rate
$25,000	July 2007	4.69%
$60,000	June 2009	6.99%
$60,000	June 2012	7.49%
$50,000	November 2014	6.28%

$195,000

     In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through June 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 2007. Both interest rate swaps are fair value hedges. At June 30, 2006, the fair value of the derivatives was a liability of $1,016,000 and is recorded in accrued liabilities and as a decrease in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable.
     At June 30, 2006, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility), including up to a maximum of $10,000,000 in letters of credit through November 30, 2008. At June 30, 2006, there were no borrowings outstanding on the Facility and $3,852,000 of letters of credit were outstanding.
     Both the Notes and the Facility contain financial covenants which require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited by the Facility to certain specified levels. At June 30, 2006, the company was in compliance with all financial covenants.
     Other debt includes various mortgage debt and notes payable assumed in connection with acquisitions. The majority of these obligations, which included both fixed rate and variable rate instruments, are secured by liens on the assets acquired, and are due at various dates through June 2020.
Shareholders’ Equity
     Authorized common stock, par value $1.00, is 100,000,000 shares, of which 20,503,855 and 20,297,905 shares were issued at June 30, 2006 and 2005, respectively. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, without par value, in one or more series and to determine the rights, preferences, and restrictions applicable to each series. No preferred stock has been issued.
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
Product Warranties
     The company provides its customers with limited warranties on certain products. Limited warranties generally range from 20 to 50 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. During fiscal 2006, 2005 and 2004, the company recorded to expense $5,726,000, $5,664,000 and $3,313,000, respectively, in warranty claim settlements and reserves. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

     Changes in the company’s warranty liability during fiscal 2006 and 2005 were as follows:

	(In thousands)
	Year Ended June 30,
	2006	2005
Balance at beginning of year	$4,902	$3,103
Warranties of acquired business	167	—
Accrual for new warranties	4,005	2,954
Changes in estimates for pre-existing warranties	1,721	2,710
Warranty settlements during the year	(4,666)	(3,865)

Balance at end of year	$6,129	$4,902

Stock-Based Compensation
     The Compensation Committee of the Board of Directors has established a current practice of awarding ElkCorp officers 75% of a long-term incentive compensation award in the form of performance shares (as described below) and 25% in the form of stock options. Long-term incentive awards, including stock option grants to officers, are granted and effective July 1 of each year and to directors on the date following the annual shareholder’s meeting. Other key employees receive their long-term incentive compensation in the form of awards of performance shares and stock loan grants. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the shareholder approved 2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan (Equity Incentive Compensation Plan). This plan provides for grants of stock options, performance shares and restricted stock.
Stock Options –
     The company’s Equity Incentive Compensation Plan provides for the granting of incentive and nonqualified stock options to directors, officers and key employees of the company for purchase of the company’s common stock. Stock options are generally granted for a ten-year term. Options granted to officers and key employees generally vest ratably over three-year or five-year periods, but vest earlier upon death, disability, retirement or a change in control of the company. Options granted to nonemployee directors fully vest at grant date. Awards granted prior to July 1, 2005 to employees who have reached retirement age are amortized over the applicable vesting period until such time that they announce their intention to retire. At that time, remaining unrecognized compensation is recorded as compensation expense during the remainder of their employment. Beginning in fiscal 2006, awards to employees who have reached retirement age are recorded as compensation expense when the awards are granted.
     Prior to fiscal 2006, the company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. In fiscal 2006, the company adopted the provisions of SFAS 123(R) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For options the following weighted-average assumptions were used:

	2006	2005	2004
Dividend yield:	0.85%	0.90%	1.00%
Risk-free interest rate:	4.15%	4.60%	3.70%
Expected market price volatility:	.390	.352	.435
Expected life of options:	8.0 years	8.2 years	9.0 years
Fair value of grants:	$13.37	$10.63	$11.40
     For the year ended June 30, 2006, the company recorded $4,563,000 of stock-based compensation expense related to stock option grants. This amount is recorded in selling, general and administrative expense. The company issues treasury shares, if available, to satisfy stock option exercises. If treasury shares are unavailable, new shares are issued. At June 30, 2006, there is $1,645,000 of total unrecognized compensation cost related to unvested stock options remaining to be recognized through fiscal 2008.

     Information relating to options is as follows:

					Weighted
	Number	Exercise Price			Average Exercise
	of Shares	Range per Share			Price per Share
Outstanding at June 30, 2003	1,999,011	$7.56	—	$34.25	$21.51
Granted	391,385	$22.61	—	$25.60	$22.78
Cancelled	(24,596)	$10.72	—	$28.04	$24.75
Exercised	(218,988)	$8.33	—	$28.04	$15.20

Outstanding at June 30, 2004	2,146,812	$7.56	—	$34.25	$22.35
Granted	81,023	$23.21	—	$27.72	$24.03
Cancelled	(49,285)	$13.33	—	$34.25	$26.12
Exercised	(499,521)	$8.33	—	$28.04	$21.87

Outstanding at June 30, 2005	1,679,029	$7.56	—	$28.04	$22.47
Granted	93,250	$28.39	—	$31.83	$28.93
Cancelled	(10,095)	$20.07	—	$27.93	$24.00
Exercised	(338,826)	$7.56	—	$28.04	$20.33

Outstanding at June 30, 2006	1,423,358	$7.56	—	$31.83	$23.41

     The following table summarizes information about options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted
Range of Exercise	Number	Remaining	Exercise	Number	Average
Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$ 7.56 - $19.99	291,860	3.69 yrs.	$17.85	291,860	$17.85
$20.00 - $24.99	598,206	6.42 yrs.	$21.99	309,003	$21.67
$25.00 - $31.83	533,292	5.89 yrs.	$28.05	338,198	$28.01
     At June 30, 2006, 2005 and 2004, options for 939,061, 1,016,425, and 1,176,124 shares were exercisable, respectively. A total of 359,053, 641,369, and 1,060,098 shares were reserved for future grants of stock options, performance stock and restricted stock at June 30, 2006, 2005 and 2004, respectively.
Performance Stock Awards –
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
     The company currently estimates that the probable number of shares to be issued at the end of the three-year performance period ending June 30, 2007, will be 157,152 shares. The maximum potential number of shares that can be issued for this performance period is 205,305 shares. For the three-year performance period ending June 30, 2008, the company estimates that the probable number of shares to be issued will be 128,266 shares. The maximum potential number of shares that can be issued for this second performance period is 183,255 shares. Prior to July 1, 2005, the initial award was accounted for using variable accounting as prescribed by APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, performance shares were accounted for by charging a ratable portion of compensation expense during each accounting period based on the probable number of shares to be issued times the price of ElkCorp common stock at the end of each period. Beginning July 1, 2005, all performance shares are accounted for at fair value in accordance with the provisions of SFAS No. 123(R). During the years ended June 30, 2006 and 2005, $2,907,000 and $1,330,000, respectively, was charged to compensation expense for performance shares, based on the probable number of shares. At June 30, 2006, there is $3,154,000 of total unrecognized compensation cost related to performance stock awards remaining to be recognized through fiscal 2008. Compensation expense attributable to performance stock awards is classified as selling, general and administrative expense.
Restricted Stock –
     The Equity Incentive Compensation Plan also provides for grants of restricted stock to directors and employees of the company. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow and subject to forfeiture. Restricted shares either vest 33 1/3% per year over a three-year restriction period or 20% per year over a five-year restriction period, but vest earlier upon death, disability, retirement or a change in control of the company. In the year ended June 30, 2006, 36,495 restricted shares were granted at market prices ranging from $30.18 to $35.55 per share. The value of restricted stock is amortized over the applicable restriction period. Restricted stock issued to directors vest in full three years after grant date. In the years ended June 30, 2006 and 2005, compensation expense of $1,767,000 and $1,214,000, respectively, was recognized relating to restricted stock awards. At June 30, 2006, there is $2,349,000 of total unrecognized compensation cost related to unvested restricted stock remaining to be recognized through fiscal 2011. Compensation expense attributable to restricted shares is classified as selling, general and administrative expense.
Stock/Loan Plan –
     Under the company’s Stock/Loan Plan, certain employees are granted loans based on a percentage of their salaries, the performance of their operating units, and also as long-term incentive compensation awards, for the purpose of purchasing the company’s common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at June 30, 2006 and 2005 totaling $4,302,000 and $2,963,000, respectively, are included in other assets. In compliance with certain provisions of the Sarbanes-Oxley Act of 2002, no loans have been granted to executive officers of ElkCorp since the passage of the Sarbanes-Oxley Act of 2002.
Prior Year Pro Forma Disclosure –

	(In thousands)
	Year Ended June 30,
	2005	2004
Net income, as reported	$46,867	$20,506

Add: Stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	865	—

Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(3,571)	(2,519)

Pro forma earnings	$44,161	$17,987

Earnings per common share:

Basic – as reported	$2.37	$1.05
Basic – pro forma	$2.23	$.92
Diluted – as reported	$2.31	$1.03
Diluted – pro forma	$2.18	$.90

Effect of Adoption of SFAS 123(R) –
     As a result of the adoption of SFAS 123(R), the financial results of ElkCorp were lower than the results would have been under the previous accounting method for stock-based compensation by the following amounts.

(in thousands)
Year Ended
June 30, 2006
Income from continuing operations before income taxes	$5,063

Income from continuing operations and net income	$3,250

Basic and diluted earnings per share	$.16

     Prior to the adoption of SFAS 123(R) all tax benefits resulting from the exercise of stock options were reflected as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. In fiscal 2006, $1,026,000 of such excess tax benefits was classified as financing cash flows. In fiscal 2005 and 2004, excess tax benefits of $1,662,000 and $275,000 were recorded, respectively, as operating cash flows, as was prescribed prior to the adoption of SFAS 123(R).
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
     Since 1998, the Board of Directors annually has authorized total contributions of 5.0%, including forfeitures, of each participant’s annual compensation, as defined, split equally between the ESOP and 401(k) Plans. In addition, the company contributes an additional $.50 for every $1.00 of employee contributions into the 401(k) Plan limited to a maximum matching company contribution of 2% of an employee’s compensation. Total contributions charged to expense for these plans were $4,814,000, $3,985,000, and $3,633,000, in fiscal 2006, 2005 and 2004, respectively.
Commitments and Contingencies
     The company and its subsidiaries lease certain office space, facilities, and equipment under operating leases, expiring on various dates through 2019. Total rental expense was $6,745,000 in 2006, $5,081,000 in 2005 and $3,993,000 in 2004. At June 30, 2006, future minimum rental commitments under noncancelable operating leases, payable over the remaining lives of the leases, are:

(In thousands)
Minimum Rental
Fiscal Year	Commitments
2007	$5,702
2008	5,080
2009	4,394
2010	4,506
2011	4,492
Thereafter	17,566

Total	$41,740

     The company has no significant commitments for purchase orders or construction contracts at June 30, 2006.

     In connection with an acquisition in October 2002, a contingent future earn-out arrangement was agreed upon based on the profitability above certain thresholds of Elk Composite Building Products, Inc. The acquisition provides that for five years, the contingent earn-out amount is unlimited in amount and is calculated using a defined formula. The company is currently unable to estimate an amount for maximum potential payment in the first five years. If in the first five years, the total contingent earn-out payments are less than $12,725,000, the acquisition agreement provides that the obligation continues indefinitely based on the defined formula, limited however, so that total contingent payments cannot exceed this amount. If in the first five years the total earn-out payments exceed $12,725,000 the payment obligation would terminate under the agreement at the end of such five year period and no further payments are due. As of June 30, 2006, no earn-out payments have been earned or paid. There is no minimum future earn-out payment requirement. Further, the company’s earn-out agreement is the subject of a dispute and current legal proceedings brought against a principal of the company acquired and former officer of Elk Composite Building Products, Inc.
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
     In fiscal 2004, Chromium completed a supplemental groundwater and soil assessment at the Lufkin facility. The assessment further defined the horizontal and vertical extent of metals in soils, assessed the horizontal extent of metals in groundwater, and estimated the direction of groundwater movement. Chromium submitted its Affected Property Assessment Report (APAR) to the TCEQ. In June 2004, the TCEQ issued a letter accepting Chromium’s APAR in substantially all respects, indicating that no further assessment of the extent of contamination is necessary. In May 2005, Chromium proposed a Remedial Action Plan (RAP) to the TCEQ in which it proposed activities and engineering controls, including capping of affected soils and a pump-and-treat system for affected groundwater, to cleanup the site under the VCP to a site specific risk-based cleanup standard. The TCEQ approved the RAP, with some revisions, in October 2005. Chromium completed the soil capping portion of the RAP and submitted a Response Action Completion Report for the soil remediation to the TCEQ in August 2006 and is awaiting the agency’s approval.
     Chromium applied to the City of Lufkin for a permit to discharge its post-treatment effluent from the groundwater pump-and-treat system into the City’s sewer system. The availability of this disposal method would decrease the on-going costs of treating the groundwater as proposed under the RAP. In June 2006 the City wrote Chromium a letter explaining that the City has applied to the TCEQ for a modification of its discharge permit which would allow the City to reallocate industrial waste loads. The City stated that if the TCEQ approves this permit modification it will be able to issue Chromium a discharge permit. The City believes that it will receive the desired permit modifications and, therefore, Chromium is optimistic that it will receive the desired discharge permit but can give no assurances that it will.
     In fiscal 2005, the company recorded an accrued liability of $700,000, which the company currently believes is adequate for costs relating to the matter. However, the cost of remediation could vary significantly depending on Chromium’s success in obtaining the requested City permit, and the success of the designed pump-and-treat system in attaining the groundwater response objective for Chromium established in the final RAP.
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

Accrued Liabilities
Accrued liabilities consist of the following:

	(In thousands)
	June 30,
	2006	2005
Product warranty reserves	$6,129	$4,902
Self-insurance reserves	1,599	1,221
Compensation and employee benefits	12,432	14,488
All other	14,070	10,560

	$34,230	$31,171

Acquisitions
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
     On August 25, 2005, Elk Premium Building Products, Inc., acquired the outstanding shares of RGM Products, Inc. (RGM), a privately-held manufacturer of high-profile hip and ridge and other roofing related products, together with certain other assets related to RGM’s business. The acquisition enhances ElkCorp’s current roofing accessory business and allows the company to offer the broadest ridge product line in its industry. The purchase price of the acquisition was $24,285,000, together with the assumption of certain related indebtedness and costs of acquisition. Subsequent to the acquisition date, the company incurred an additional $1,940,000 of expenditures relating to, among other things, legal, audit and severance costs. The purchase price was allocated to $26,286,000 of net tangible assets, $10,700,000 of identifiable intangible assets and $12,879,000 of goodwill, taking into account indebtedness and current liabilities assumed. The results of RGM’s operations are included in the results of operations prospectively from the date of acquisition. Pro forma financial information has not been presented, as the effects were not material to ElkCorp’s historical financial statements.
Discontinued Operations
     In fiscal 2004 the decision was made to discontinue Cybershield and to sell its operations or its assets. In fiscal 2005, the company sold substantially all assets of Cybershield, excluding the Canton, Georgia facility, to the Cybershield management group for $1,293,000 in cash. The sale price approximated the carrying value of assets, net of assumed liabilities, at the date of sale. Also in fiscal 2005, the Canton land, building and certain equipment were sold for $2,750,000. The sales price approximated the carrying value of the assets sold.
     In fiscal 2005, management and the Board of Directors concluded that Ortloff did not fit into the company’s focus on building products platforms, and Ortloff was sold to a financial buyer for approximately $13,600,000. The company retained $4,400,000 in license receivables and a portion of contingent license fees that could result in an additional $2,100,000 in future years. There is no assurance that any of the contingent license fees will be realized. ElkCorp does not participate in Ortloff’s management in any capacity. The purchaser is collecting the retained license receivables on ElkCorp’s behalf for a service fee on all collected funds. The book value of receivables relating to Ortloff have been reduced to reflect the service fee to be paid and have been discounted to fair value at June 30, 2006. The effect of all financial matters relating to the disposal of Ortloff was a pretax gain of $6,484,000.

     Summary operating results of discontinued operations are as follows:

	(In thousands)
	Year Ended June 30,
	2006	2005	2004
Sales	$—	$5,386	$15,101
Cost of sales	—	1,039	11,173
Selling, general and administrative	150	3,369	6,197
Write-down of assets	—	651	12,346

Operating income (loss)	(150)	327	(14,615)
Gain on disposal	—	6,484	—

Income (loss) from discontinued operations	(150)	6,811	(14,615)
Income tax provision (benefit)	(58)	2,640	(5,055)

Net income (loss) from discontinued operations	$(92)	$4,171	$(9,560)

     Included in the above amounts are write-downs of Cybershield’s net assets to estimated market value. In fiscal 2005, a $651,000 write-down was recorded on the Canton, Georgia facility. In fiscal 2004, the pretax write-down of assets of Cybershield’s Lufkin facility totaled $10,496,000. A write-down of Cybershield’s Canton, Georgia assets of $1,850,000 was also recorded in fiscal 2004.
Goodwill and Intangible Assets
     The change in the carrying amount of goodwill for the years ended June 30, 2006 and 2005 is shown in the following table:

	(in thousands)
	Year Ended June 30,
	2006	2005
Balance at beginning of year	$1,497	$—
Goodwill acquired	13,033	1,497

Balance at end of year	$14,530	$1,497

     As of June 30, 2006, goodwill of $12,879,000 is attributable to the Premium Roofing Products segment and $1,651,000 is attributable to the Composite Building Products segment. At June 30, 2005, all goodwill was attributable to the Composite Building Products segment.
     Intangible assets as of June 30, 2006 and 2005, respectively, are summarized as follows (in thousands):

	Intangible Assets, Cost		Accumulated Amortization		Net Book Value
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006	2005
Patents	$6,215	$724	$395	$35	$5,820	$689
Customer relationships	3,700	—	308	—	3,392	—
Trademarks	600	—	36	—	564	—
Noncompete agreement	1,000	—	167	—	833	—

	$11,515	$724	$906	$35	$10,609	$689

Weighed average useful lives are as follows:
Patents – 14 years
Customer relationships – 10 years
Trademarks – 14 years
Noncompete agreement – 5 years
     In fiscal years 2007 to 2010, amortization of intangible assets recorded as of June 30, 2006 will be $1,037,000 per year. In fiscal 2011, amortization will be $870,000
        .

Financial Information By Company Segments

	(In thousands)
	Year Ended June 30,
	2006	2005	2004
Sales
Premium Roofing Products	$836,208	$693,634	$519,284
Composite Building Products	31,423	19,425	8,524
Specialty Fabric Technologies	53,316	39,451	29,894
Surface Finishes	8,845	9,209	8,339

	$929,792	$761,719	$566,041

Income from Continuing Operations
Premium Roofing Products	$107,004	$104,232	$68,275
Composite Building Products	(7,816)	(11,822)	(2,262)
Specialty Fabric Technologies	6,320	2,083	319
Surface Finishes	1,033	144	598
Corporate	(23,817)	(16,789)	(13,584)

	82,724	77,848	53,346
Interest expense, net and other	(11,824)	(10,365)	(5,311)

Income from continuing operations before income taxes	$70,900	$67,483	$48,035

Identifiable Assets
Premium Roofing Products	$540,780	$434,008	$401,618
Composite Building Products	55,765	51,988	23,183
Specialty Fabric Technologies	8,239	7,829	4,666
Surface Finishes	6,571	7,021	6,796
Corporate	65,891	107,812	27,506
Discontinued Operations	4,614	4,911	16,939

	$681,860	$613,569	$480,708

Depreciation and Amortization
Premium Roofing Products	$21,342	$18,511	$14,216
Composite Building Products	2,948	1,055	419
Specialty Fabric Technologies	—	—	—
Surface Finishes	571	689	682
Corporate	1,958	3,604	2,733

	$26,819	$23,859	$18,050

Capital Expenditures
Premium Roofing Products	$24,198	$11,753	$52,043
Composite Building Products	4,448	24,482	3,836
Specialty Fabric Technologies	—	—	—
Surface Finishes	268	272	260
Corporate	1,788	1,744	6,745

	$30,702	$38,251	$62,884

Income Taxes
     The company’s effective tax rate was 35.8% in fiscal 2006, 36.7% in 2005 and 37.4% in 2004. The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows:

	Year Ended June 30,
	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal benefit	1.9%	1.7%	2.1%
Other, including manufacturers’ deduction in fiscal 2006	(1.1)%	—	.3%

	35.8%	36.7%	37.4%

Components of the income tax provisions consist of the following:

	(In thousands)
	Year Ended June 30,
	2006	2005	2004
Federal:
Current	$26,171	$17,787	$5,558
Deferred	(2,140)	5,812	11,340
State:
Current	1,964	632	300
Deferred	(600)	556	771

	$25,395	$24,787	$17,969

The significant components of the company’s deferred tax assets and liabilities are summarized below:

	(In thousands)
	Year Ended June 30,
	2006	2005	2004
Deferred tax assets:
Accrued liabilities, difference in expense recognition	$4,014	$3,759	$2,967
Receivables, bad debt reserve	189	243	314
Inventories, difference in capitalization	1,867	2,009	2,318
Nonqualified deferred compensation plan	1,085	806	679
Asset impairment	47	123	4,030
Stock-based compensation	3,126	897	46
Other	—	12	42

	10,328	7,849	10,396

Deferred tax liabilities:
Fixed assets, primarily depreciation method differences and deferred testing costs	(51,999)	(52,119)	(45,611)
Deferred license fees	(1,294)	(1,263)	(3,037)

	(53,293)	(53,382)	(48,648)

Net deferred tax liability	$(42,965)	$(45,533)	$(38,252)

     The company has state net operating losses (NOL) at certain of its subsidiary companies. In some instances there is no assurance that the benefits of these NOL’s will be realized. Valuation reserves, which are immaterial in amount, are recorded for the state deferred tax assets pertaining to those subsidiaries.

Recently Issued Accounting Standards
     In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that a company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for ElkCorp as of the beginning of the 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The company is currently evaluating the impact of adopting FIN 48 on its financial statements.
Quarterly Summary of Operations
(Unaudited, in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006		2005
Sales	$215,857	$163,012	$228,949	$194,099	$243,194	$201,871	$241,792		$202,737

Gross Profit	39,728	29,590	42,137	41,202	42,277	43,932	46,399		33,070

Income (Loss) from:
Continuing Operations	10,527	7,660	11,081	14,198	10,146	14,123	13,751	(1)	6,715

Discontinued Operations	—	(851)	(66)	128	—	1,174	(26)		3,720

Net Income	$10,527	$6,809	$11,015	$14,326	$10,146	$15,297	$13,725	(1)	$10,435

Net Income (Loss) Per Share:

Continuing Operations –
Basic	$.52	$.39	$.54	$.72	$.50	$.71	$.67	(1)	$.34
Diluted	$.51	$.38	$.54	$.70	$.49	$.69	$.67	(1)	$.33

Discontinued Operations –
Basic	—	$(.04)	—	$.01	—	$.06	—		$.18
Diluted	—	$(.04)	—	$.01	—	$.06	—		$.18

Net Income–
Basic	$.52	$.35	$.54	$.73	$.50	$.77	$.67		$.52
Diluted	$.51	$.34	$.54	$.71	$.49	$.75	$.67		$.51

Note:
(1)	Recognition of stock-based compensation of retirement age eligible employees reduced income from continuing operations and net income by $645, or $.03 per basic and diluted net income per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
Board of Directors and
Shareholders of ElkCorp
     We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of ElkCorp and subsidiaries referred to in our report dated September 6, 2006, which is included in this Annual Report on Form 10-K for the year ended June 30, 2006. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II – Consolidated Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ Grant Thornton LLP
Grant Thornton LLP
Dallas, Texas
September 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors
of ElkCorp:
     Our audit of the consolidated financial statements referred to in our report dated August 30, 2004, except for changes in presentation as noted in footnotes titled “Discontinued Operations” and “Financial Information by Company Segments,” as to which the date is September 6, 2006, appearing in the 2006 Annual Report on Form 10-K of ElkCorp also included an audit of the financial statement schedule for the year ended June 30, 2004, listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
August 30, 2004

ELKCORP AND SUBSIDIARIES
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004

(Dollars in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions		Deductions
	Balance at Beginning of	Charged to Costs and		For Purposes For Which	Balance at
Description	Period	Expenses	Other	Reserves Were Created	End of Period
Year Ended June 30, 2006

Allowance for doubtful accounts	$695	$81	$100	$(237)	$639

Allowance for inventory obsolescence	$262	$—	$—	$(147)	$115

Year Ended June 30, 2005

Allowance for doubtful accounts	$605	$358	$—	$(268)	$695

Allowance for inventory obsolescence	$262	$—	$—	$—	$262

Year Ended June 30, 2004

Allowance for doubtful accounts	$935	$83	$(175)	$(238)	$605

Allowance for inventory obsolescence	$262	$—	$—	$—	$262

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On September 13, 2004, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. On the same date, Grant Thornton LLP was engaged to succeed PricewaterhouseCoopers LLP as reported on our current Report on Form 8-K, which was filed on September 17, 2004.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Management’s Report on Internal Control Over Financial Reporting
     Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective, can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of June 30, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
     On August 25, 2005, we acquired RGM Products, Inc. (RGM), a privately held company. As permitted by the Securities and Exchange Commission, management excluded RGM from management’s assessment of internal control over financial reporting as of June 30, 2006 and for the year then ended. This business constituted approximately 5.9% of consolidated sales and 6.5% of consolidated total assets as of June 30, 2006. RGM will be included in management’s assessment of the internal control over financial reporting for ElkCorp and our consolidated subsidiaries as of June 30, 2007.
     Grant Thornton LLP, our independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting and has issued an attestation report concurring with management’s assessment. Their report is included under “Item 8 – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
     Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on Effectiveness of Internal Controls
     The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes and conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning our Directors required by this item is incorporated herein by reference to the material under the caption “Election of Directors” of our Proxy Statement (Proxy Statement) for the October 31, 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. Information concerning our Audit Committee and determination by the Board of Directors that at least one member of the Audit Committee qualifies as an “Audit Committee Financial Expert” is incorporated herein by reference to the material under the caption “Audit Committee Report” of the Proxy Statement. Information concerning compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the material under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement. Information concerning Executive Officers of ElkCorp is contained in Part 1 of this report in Item 4A, under the caption “Executive Officers of the Registrant.”
     Code of Conduct and Ethics in Financial Reporting -
     Since May 1979, we have maintained General Policy D-2, a code of conduct requiring employees to comply with laws, conduct themselves ethically and avoid improper conflicts of interest. Annually, we require our employees to report to our internal auditor on their compliance with the code of conduct. The current version of the code of conduct, which has been approved by our Board of Directors and Audit Committee, is published on our website at www.elkcorp.com.
     To supplement the code of conduct that binds each of our employees, we also have obtained a formal written commitment from each ElkCorp financial officer and our Chief Executive Officer to abide by a code of ethics setting forth standards of ethical conduct for the preparation and review of our financial statements and reports. This code is published on our website at www.elkcorp.com, and has received the review and approval of our Board of Directors and Audit Committee.
     We also have retained an independent third party to maintain a toll-free confidential “hotline” for employees to report any accounting or auditing concerns they may have. Any such concerns are reported by the third-party agency directly to the ElkCorp General Counsel, without identifying the reporting employee and without screening any accounting or auditing concerns. In turn, the General Counsel is required to report any such concerns directly to the Chairman of the Audit Committee.
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

The following financial statements of the company are set forth in Item 8 of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at June 30, 2006 and 2005
Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2006, 2005 and 2004
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

3.	Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this report:
1.	Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.2 in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

2.	2004 ElkCorp Amended and Restated Equity Incentive Compensation Plan filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit B in the Registrant’s Proxy Statement dated September 17, 2004 (File 1-5341).

3.	Deferred Compensation Plan filed as Exhibit 10.3 hereto and incorporated by reference to Exhibit 10.4 in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

4.	Form of Executive Agreement filed as Exhibit 10.1 in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

4. Exhibits

Number	Description of Exhibit
**3.1	The Restated Certificate of Incorporation of the company, filed as Exhibit 3.1 in the company’s Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

**3.2	Certificate of Amendment to Certificate of Incorporation dated December 2, 1998, filed as Exhibit 3.11 in the company’s Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 1-5341).

**3.3	Bylaws of the company, as amended, filed as Exhibit 3.2 in the company’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-5341).

**4.1	Form of Rights Agreement dated as of July 7, 1998, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibits A and B thereto the Forms of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, Rights Certificate, filed as Exhibit 4.1 in the company’s current Report on Form 8-K dated May 26, 1998 (File No. 1-5341).

**4.2	Credit Agreement dated as of November 30, 2000 among the company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

**4.3	First Amendment to Credit Agreement dated as of March 31, 2001 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.13 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

**4.4	Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.14 in the company’s current Report on Form 8-K dated June 10, 2002 (File No. 1-5341).

**4.5	Note Purchase Agreement dated as of March 1, 2003 for the sale of $25,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.15 in the company’s current Report on Form 8-K dated March 18, 2003 (File No. 1-5341).

**4.6	Second Amendment to Credit Agreement dated as of June 5, 2002 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.16 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5341).

**4.7	Third Amendment to Credit Agreement dated as of February 20, 2003 among the company, Bank One, N.A., as Documentation Agent, Wachovia Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.17 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5341).

Number	Description of Exhibit
**4.8	Fourth Amendment to Credit Agreement dated as of March 7, 2003 among the company, Bank One, N.A., as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.18 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5341).

**4.9	Fifth Amendment to Credit Agreement dated as of December 5, 2003 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.19 in the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 1-5341).

**4.10	Note Purchase Agreement dated as of June 15, 2004 for the sale of $50,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.19 in the company’s Annual Report on Form 10-K for the year ended June 30, 2004 (File No. 1-5341).

**4.11	Sixth Amendment to Credit Agreement dated as of May 27, 2005 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.11 in the company’s Annual Report on Form 10-K for the year ended June 30, 2005 (File No. 1-5341).

**4.12	Seventh Amendment to Credit Agreement dated as of August 12, 2005 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.11 in the company’s Annual Report on Form 10-K for the year ended June 30, 2005 (File No. 1-5341).

**10.1	Form of Executive Agreement filed as Exhibit 10.1 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.2	Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.3	Deferred Compensation Plan filed as Exhibit 10.4 in the company’s Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

**10.4	2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan filed as Exhibit B in the company’s Proxy Statement dated September 17, 2004 (File 1-5341).

**10.5	Form of Performance Stock Award Agreement filed as Exhibit 10.1 in the company’s current Report in Form 8-K dated December 10, 2004 (File No. 1-5341).

** 16	PricewaterhouseCoopers’ Letter to the Commission dated September 17, 2004, filed as Exhibit 16.1 in the company’s current Report on Form 8-K dated September 13, 2004 (File No. 1-5341).

* 21	Subsidiaries of the Registrant.

* 23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

* 23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

Number	Description of Exhibit
* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certificate of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Securities and Exchange Commission as a part of the 2006 Annual Report on Form 10-K.

**	Incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ElkCorp
Date September 6, 2006	By /s/ Gregory J. Fisher

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

Signature	Title	Date

/s/ Thomas D. Karol Thomas D. Karol	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 6, 2006
/s/ Richard A. Nowak Richard A. Nowak	President, Chief Operating Officer and Director	September 6, 2006
/s/ Gregory J. Fisher Gregory J. Fisher	Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer)	September 6, 2006
/s/ Leonard R. Harral Leonard R. Harral	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	September 6, 2006
/s/ James E. Hall James E. Hall	Director	September 6, 2006
/s/ Dale V. Kesler Dale V. Kesler	Director	September 6, 2006
/s/ Shauna R. King Shauna R. King	Director	September 6, 2006
/s/ Michael L. McMahan Michael L. McMahan	Director	September 6, 2006
/s/ Steven J. Demetriou Steven J. Demetriou	Director	September 6, 2006

INDEX TO EXHIBITS

**3.1	The Restated Certificate of Incorporation of the company, filed as Exhibit 3.1 in the company’s Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-5341).

**3.2	Certificate of Amendment to Certificate of Incorporation dated December 2, 1998 filed as Exhibit 3.11 in the company’s Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 1-5341).

**3.3	Bylaws of the company, as amended, filed as Exhibit 3.2 in the company’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-5341).

**4.1	Form of Rights Agreement dated as of July 7, 1998, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibits A and B thereto the Forms of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, Rights Certificate, filed as Exhibit 4.1 in the company’s current Report on Form 8-K dated May 26, 1998 (File No. 1-5341).

**4. 2	Credit Agreement dated as of November 30, 2000 among the company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank One, Texas, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, The Other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 4.12 in the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-5341).

**4.3	First Amendment to Credit Agreement dated as of March 31, 2001 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.13 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-5341).

**4.4	Note Purchase Agreement dated as of June 1, 2002 for the sale of $120,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.14 in the company’s current Report on Form 8-K dated June 10, 2002 (File No. 1-5341).

**4.5	Note Purchase Agreement dated as of March 1, 2003 for the sale of $25,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.15 in the company’s current Report on Form 8-K dated March 18, 2003 (File No. 1-5341).

**4.6	Second Amendment to Credit Agreement dated as of June 5, 2002 among the company, Bank One, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.16 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5341).

**4.7	Third Amendment to Credit Agreement dated as of February 20, 2003 among the company, Bank One, N.A., as Documentation Agent, Wachovia Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.17 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5341).

**4.8	Fourth Amendment to Credit Agreement dated as of March 7, 2003 among the company, Bank One, N.A., as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.18 in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5341).

**4.9	Fifth Amendment to Credit Agreement dated as of December 5, 2003 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.19 in the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 1-5341).

**4.10	Note Purchase Agreement dated as of June 15, 2004 for the sale of $50,000,000 Aggregate Principal Amount of Senior Notes, filed as Exhibit 4.19 in the company’s Annual Report on Form 10-K for the year ended June 30, 2004 (File No. 1-5341).

**4.11	Sixth Amendment to Credit Agreement dated as of May 27, 2005 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.11 in the company’s Annual Report on Form 10-K for the year ended June 30, 2005 (File No. 1-5341).

**4.12	Seventh Amendment to Credit Agreement dated as of August 12, 2005 among the company, Bank One, N.A. as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 4.11 in the company’s Annual Report on Form 10-K for the year ended June 30, 2005 (File No. 1-5341).

**10.1	Form of Executive Agreement filed as Exhibit 10.1 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.2	Amended and Restated Elcor Corporation Employee Stock/Loan Plan filed as Exhibit 10.2 in the company’s Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 1-5341).

**10.3	Deferred Compensation Plan filed as Exhibit 10.4 in the company’s Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 1-5341).

**10.4	2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan filed as Exhibit B in the company’s Proxy Statement dated September 17, 2004 (File 1-5341).

**10.5	Form of Performance Stock Award Agreement filed as Exhibit 10.1 in the company’s current Report on Form 8-K dated December 10, 2004 (File No. 1-5341).

** 16	PricewaterhouseCoopers’ Letter to the Commission dated September 17, 2004, filed as Exhibit 16.1 in the company’s current Report on Form 8-K dated September 13, 2004 (File No. 1-5341).

* 21	Subsidiaries of the Registrant.

* 23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

* 23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certificate of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Securities and Exchange Commission as a part of the 2006 Annual Report on Form 10-K.

**	Incorporated by reference.