Form 10-Q
period 2006-09-30
ELKCORP
filed 2006-11-08
CIK 32017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     As of close of business on November 1, 2006, the Registrant had outstanding 20,587,263 shares of Common Stock, par value $1 per share.

ElkCorp and Subsidiaries
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELKCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands, except per share data)

	September 30,	June 30,
	2006	2006

Assets

Current Assets
Cash and cash equivalents	$9,343	$4,056
Short-term investments	19,930	32,960
Trade receivables, less allowance of $669 and $639	156,322	181,123
Inventories	145,228	107,929
Prepaid expenses and other	9,964	10,209
Deferred income taxes	9,421	9,317
Discontinued operations	2,844	2,675

Total current assets	353,052	348,269

Property, Plant and Equipment, at cost	494,463	488,308
Less - Accumulated depreciation	(192,689)	(186,168)

Property, plant and equipment, net	301,774	302,140

Goodwill	16,956	14,530
Intangible Assets	13,650	10,609
Other Assets	5,478	4,373
Discontinued Operations - Noncurrent	1,770	1,939

	$692,680	$681,860

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$63,038	$71,585
Accrued liabilities	39,027	34,230
Current maturities on long-term debt	25,967	1,088
Discontinued operations	560	560

Total current liabilities	128,592	107,463

Long-Term Debt, net of current maturities	176,664	199,689

Deferred Income Taxes	51,647	52,282

Commitments and Contingencies

Shareholders’ Equity
Common stock ($1 par, 20,576,551 and 20,503,855 shares issued)	20,577	20,504
Paid-in capital	79,768	75,724
Accumulated other comprehensive income	—	(64)
Retained earnings	236,084	227,713

	336,429	323,877
Less - Treasury stock (22,462 and 43,964 shares, at cost)	(652)	(1,451)

Total shareholders’ equity	335,777	322,426

	$692,680	$681,860

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended
	September 30,
	2006	2005
Sales	$218,108	$215,857
Cost of goods sold	177,209	176,129

Gross profit	40,899	39,728
Selling, general and administrative	22,817	20,106

Operating income	18,082	19,622

Interest expense and other, net	3,312	2,857

Income before income taxes	14,770	16,765

Provision for income taxes	5,370	6,238

Net income	$9,400	$10,527

Net income per share – basic	$.46	$.52

Net income per share – diluted	$.46	$.51

Dividends per common share	$.05	$.05

Average common shares outstanding (000’s)
Basic	20,402	20,185

Diluted	20,495	20,576

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Three Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities

Net income	$9,400	$10,527
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	6,779	5,900
Deferred income taxes	(739)	(388)
Stock-based compensation	3,302	1,936
Changes in assets and liabilities, net of acquisition:
Trade receivables	24,801	5,883
Inventories	(36,978)	2,861
Prepaid expenses and other	245	(286)
Accounts payable and accrued liabilities	(3,022)	(7,390)
Changes in assets and liabilities of discontinued operations	—	54

Net cash provided by operating activities	3,788	19,097

Cash Flows From Investing Activities

Additions to property, plant and equipment	(6,155)	(3,941)
Purchases of short-term investments	(80,225)	(114,230)
Sales and redemptions of short-term investments	93,255	128,503
Acquisitions, net of cash acquired	(6,000)	(24,285)
Other, net	312	(895)

Net cash provided by (used for) investing activities	1,187	(14,848)

Cash Flows From Financing Activities

Payments on long-term debt	(273)	(3,600)
Dividends paid on common stock	(1,029)	(1,020)
Purchases of common stock	(434)	(1,431)
Exercises of stock options	1,858	2,475
Excess tax benefits of stock option exercises	190	—

Net cash provided by (used for) financing activities	312	(3,576)

Net Increase in Cash and Cash Equivalents	5,287	673

Cash and Cash Equivalents at Beginning of Year	4,056	9,261

Cash and Cash Equivalents at End of Period	$9,343	$9,934

Supplemental Cash Flows

Interest paid	$1,097	$771
Income taxes paid	$2,096	$57
See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, $ in thousands)

			Accumulated
			Other			Total
	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Capital	Income	Earnings	Stock	Equity
Balance, June 30, 2005	$20,298	$64,792	$—	$186,388	$(668)	$270,810
Net income	—	—	—	10,527	—	10,527
Exercises of stock options	97	992	—	—	1,386	2,475
Stock option vesting	—	1,076	—	—	—	1,076
Restricted stock vesting	—	334	—	—	—	334
Performance stock amortization	—	526	—	—	—	526
Purchases of treasury stock	—	—	—	—	(1,431)	(1,431)
Dividends	—	—	—	(1,020)	—	(1,020)

Balance, September 30, 2005	$20,395	$67,720	$—	$195,895	$(713)	$283,297

			Accumulated
			Other			Total
	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Capital	Income	Earnings	Stock	Equity
Balance, June 30, 2006	$20,504	$75,724	$(64)	$227,713	$(1,451)	$322,426
Net income	—	—	—	9,400	—	9,400
Derivative transactions, net of tax	—	—	64	—	—	64
Exercises of stock options	73	988	—	—	797	1,858
Stock option vesting	—	860	—	—	—	860
Excess tax benefit of stock option exercises	—	190	—	—	—	190
Restricted stock grants	—	(436)	—	—	436	—
Restricted stock vesting	—	507	—	—	—	507
Performance stock amortization	—	1,935	—	—	—	1,935
Purchases of treasury stock	—	—	—	—	(434)	(434)
Dividends	—	—	—	(1,029)	—	(1,029)

Balance, September 30, 2006	$20,577	$79,768	$—	$236,084	$(652)	$335,777

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
     The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended September 30, 2006 and 2005. Because of seasonal, weather-related conditions in some of the company’s market areas and certain other factors, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.
Note 2 — Company Segments
     The Premium Roofing Products segment manufactures premium architectural roofing shingles and certain accessory products. The Composite Building Products segment manufactures composite wood products for decking and railing. The Specialty Fabric Technologies segment is a marketing division established to create brand awareness and promote increased external sales of Elk’s nonwoven specialty fabric products and fire barrier technologies. Fire barrier technologies feature fire retardant coatings designed for use in mattresses, bed clothes and upholstered furniture. The Surface Finishes segment includes hard chrome and other finishes designed to extend the life of steel machinery components operating in abrasive environments. Corporate and Other represents corporate office expenses and other expense items not allocated to the operating segments. Financial information by company segment is summarized as follows:

	(In thousands)
	Three Months Ended
	September 30,
	2006	2005
Sales to External Customers
Premium Roofing Products	$198,240	$194,717
Composite Building Products	5,408	5,080
Specialty Fabric Technologies	12,185	13,744
Surface Finishes	2,275	2,316

	$218,108	$215,857

Operating Profit (Loss)
Premium Roofing Products	$25,174	$27,559
Composite Building Products	(2,234)	(4,120)
Specialty Fabric Technologies	1,688	1,510
Surface Finishes	505	273
Corporate and Other	(7,051)	(5,600)

	18,082	19,622
Interest expense and other, net	(3,312)	(2,857)

Income before income taxes	$14,770	$16,765

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
     The company reflects disbursements as trade accounts payable until such time as payments are presented to the bank for payment. At September 30, 2006 and June 30, 2006, disbursements totaling approximately $23,000,000 and $36,000,000, respectively, had not been presented for payment to the bank.
     Note 4 — Earnings Per Share
     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes outstanding stock options and unvested restricted stock. Performance stock awards have been excluded from the calculation of diluted earnings per share, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. The following table sets forth the computation of basic and diluted earnings per share:

	(In thousands, except per share data )
	Three Months Ended
	September 30,
	2006	2005
Net income	$9,400	$10,527

Denominator for basic earnings per share – weighted average shares outstanding	20,402	20,185

Effect of dilutive securities:
Unvested restricted stock and outstanding stock options	93	391

Denominator for diluted earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under stock option plans and vesting of restricted stock using the treasury stock method	20,495	20,576

Basic earnings per share	$.46	$.52

Diluted earnings per share	$.46	$.51

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	597	—

Performance stock excluded from computation of diluted earnings per share due to conditions for issuance having not been satisfied	409	262

Note 5 — Inventories
     Inventories consist of the following:

	(In thousands )
	September 30,	June 30,
	2006	2006
Raw materials	$21,264	$19,426
Work-in-process	221	206
Finished goods	123,743	88,297

	$145,228	$107,929

Note 6 — Long-Term Debt
     Long-term debt is summarized as follows:

	(In thousands)
	September 30,	June 30,
	2006	2006
Senior Notes	$195,000	$195,000
Revolving Credit Facility	—	—
Other debt	6,520	6,793
Fair value of interest rate swaps	1,111	(1,016)

	202,631	200,777
Less: Current maturities	(25,967)	(1,088)

	$176,664	$199,689

     The company has issued Senior Notes (Notes) summarized as follows (in thousands):

Principal
Amount	Maturity	Interest Rate
$ 25,000	July 2007	4.69%
$ 60,000	June 2009	6.99%
$ 60,000	June 2012	7.49%
$ 50,000	November 2014	6.28%

$ 195,000

     In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through June 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At September 30, 2006, the fair value of the derivative was $1,399,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 2007. This interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap. At September 30, 2006, the fair value of the derivative was a liability of $288,000 and is recorded in accrued liabilities and as a decrease in the carrying value of long-term debt.
     At September 30, 2006, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility) expiring November 30, 2008, including up to a maximum of $10,000,000 in letters of credit. At September 30, 2006, there were no borrowings outstanding on the Facility and $3,852,000 of letters of credit were outstanding.
     Both the Notes and the Facility contain financial covenants which require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited by the Facility to certain specified levels. At September 30, 2006, the company was in compliance with all financial covenants.

     Other debt includes various mortgage debt and notes payable assumed in connection with acquisitions. The majority of these obligations, which include both fixed rate and variable rate instruments, are secured by liens on the assets acquired, and are due at various dates through June 2020.
Note 7 — Comprehensive Income
     Total comprehensive income for the three-month periods ended September 30, 2006 and September 30, 2005 were as follows:

	(In thousands)
	Three Months Ended
	September 30,
	2006	2005
Net income	$9,400	$10,527
Derivative transactions, net of tax	64	—

Total comprehensive income	$9,464	$10,527

     At September 30, 2006, there were no derivative transactions in effect that will cause net income to vary from total comprehensive income in future periods.
Note 8 — Stock-Based Compensation
     The Compensation Committee of the Board of Directors has a current practice of awarding ElkCorp officers 75% of a long-term incentive compensation award in the form of performance stock awards and 25% in the form of stock options. Other key employees receive their long-term incentive compensation in the form of awards of performance stock and stock loan grants. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the shareholder approved 2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan (Equity Incentive Compensation Plan). This plan provides for grants of stock options, performance stock awards and restricted stock.
Stock Options —
     The company’s Equity Incentive Compensation Plan provides for the granting of incentive and nonqualified stock options to directors, officers and key employees of the company for purchase of the company’s common stock. Stock options are generally granted for a ten-year term. Options granted to officers and key employees generally vest ratably over a three-year period but vest earlier upon death, disability, retirement or a change in control of the company. Options granted to nonemployee directors fully vest at grant date. Options granted prior to July 1, 2005 to employees who have reached retirement age are amortized over the applicable vesting period until such time that they announce their intention to retire. At that time, remaining unrecognized compensation is recorded as compensation expense during the remainder of their employment. Beginning in fiscal 2006, awards to employees who have reached retirement age are recorded as compensation expense when the awards are granted.
     The company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The only option grants issued in the three-month periods ended September 30, 2006 and 2005 were made on July 1 of each fiscal year, and the following weighted-average assumptions were used:

	Three Months Ended
	September 30,
	2006	2005
Dividend yield:	0.60%	0.85%
Risk-free interest rate:	5.07%	4.07%
Expected market price volatility:	.42	.41
Expected life of options:	8 years	8 years
Fair value of grants:	$14.39	$13.49
     For the three-month periods ended September 30, 2006 and 2005, the company recorded $860,000 and $1,076,000, respectively, for stock-based compensation expense related to stock option grants. These amounts are recorded in selling, general and administrative expense. The company issues treasury shares, if available, to satisfy stock option exercises. If treasury shares are unavailable, new shares are issued. At September 30, 2006, there is $1,926,000 of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, $1,229,000 is expected to be recognized in the remainder of fiscal 2007 and $697,000 is expected to be recognized in subsequent years through fiscal 2009. For the three-month period ended September 30, 2006, $190,000 of excess tax benefits relating to stock option exercises were recorded. There were no excess tax benefits from the exercise of options recognized in the three-month period ended September 30, 2005.
Performance Stock Awards —
     In December 2004, July 2005 and July 2006, the company entered into Performance Stock Award agreements (PSA Agreements) granting performance stock awards (PSAs) to certain of the company’s officers and other key employees under the Equity Incentive Compensation Plan. The PSAs consist of a contingent right to receive whole shares of the company’s common stock if the company meets specified performance criteria over a three-year performance period. The performance criteria for 70% of the total PSA is based on the company’s return on equity (ROE) measured against all New York Stock Exchange (NYSE) listed companies, and 30% of the total PSA is based on the company’s total shareholder return (TSR), or stock appreciation plus dividends, measured against all NYSE listed companies.
     Following are the company’s current estimates as to the probable number of shares to be issued at the end of the indicated performance period, together with the maximum potential number of shares for each performance period.

Performance Period	Probable Shares	Maximum Shares
Three-Year Period Ending	To Be Issued	To Be Issued
June 30, 2007	157,152	205,305
June 30, 2008	128,266	183,255
June 30, 2009	124,053	193,140
     All PSAs are accounted for at fair value in accordance with the provisions of SFAS No. 123(R). During the three-month periods ended September 30, 2006 and 2005, $1,935,000 and $526,000 was charged to compensation expense, respectively, for PSAs, based on the probable number of shares that will be issued at the end of the applicable performance periods. At September 30, 2006, there is $3,588,000 of total unrecognized compensation cost related to performance stock awards remaining to be recognized based on the currently estimated probable number of shares to be issued. Of this total, $2,146,000 is expected to be recognized in the remainder of fiscal 2007 and $1,442,000 is expected to be recognized in subsequent years through fiscal 2009. Compensation expense attributable to performance stock awards is classified as selling, general and administrative expense.
Restricted Stock —
     The Equity Incentive Compensation Plan also provides for grants of restricted stock to directors and employees of the company. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow. Restricted shares either vest 33 1/3% per year over a three-year restriction period or 20% per year over a five-year restriction period. In the three-month period ended September 30, 2006, 13,680 restricted shares were granted at the market price of $26.90 per share. Restricted stock issued to directors vests in full three years after grant date. In the three-month periods ended September 30, 2006 and 2005, compensation expense of $507,000 and $334,000, respectively, was recognized relating to restricted stock awards. At September 30, 2006, there is $2,171,000 of total unrecognized compensation cost related to unvested restricted stock remaining to be recognized. Of this total $1,077,000 is expected to be recognized in the remainder of fiscal 2007 and $1,094,000 is expected to be recognized in subsequent years through fiscal 2011. Compensation expense attributable to restricted shares is classified as selling, general and administrative expense.
Stock/Loan Plan —
     Under the company’s Stock/Loan Plan, certain employees are granted loans based on a percentage of their salaries, the performance of their operating units, and also as long-term incentive compensation awards, for the purpose of purchasing the company’s common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at September 30, 2006, and June 30, 2006, totaling $3,999,000 and $4,302,000, respectively, are included in other assets. In compliance with certain provisions of the Sarbanes-Oxley Act of 2002, no loans have been granted to executive officers of ElkCorp since the passage of this law.

Note 9 — Product Warranties
     The company provides its customers with limited warranties on certain products. Limited warranties relating to products sold by the Premium Roofing Products segment generally range from 30 to 50 years and the warranties relating to Composite Building Products are generally for 20 years. Warranties relating to Specialty Fabric Technologies and Surface Finishes are not significant to their operations. Warranty reserves are established based on known or probable claims, together with historical experience factors. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the company’s warranty liability during the first three months of fiscal 2007 were as follows:

(In thousands)
Three Months Ended
September 30,
2006
Balance, at beginning of year	$6,129
Warranties of acquired business	—
Accrued for new warranties	656
Changes in estimates for pre-existing warranties	679
Warranty settlements during the period	(1,246)

Balance, at end of period	$6,218

Note 10 — Environmental Risk
     ElkCorp and its subsidiaries are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of the public health and the environment generally (collectively, Environmental Laws). Certain facilities of the company’s subsidiaries ship waste products to various waste management facilities for treatment or disposal. Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or to enforce compliance and to require remediation of contamination. If there are releases or if these facilities do not operate in accordance with Environmental Laws, or their owners or operators become financially unstable or insolvent, the company or its subsidiaries are subject to potential liability.
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
     Chromium Corporation (Chromium) has engaged in limited remediation activities at the site of its former plating operation in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary clean-up plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.
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
     At September 30, 2006, the company has an accrued liability in the amount of approximately $650,000, which the company currently believes is adequate for costs relating to the matter. However, the cost of remediation could vary significantly depending on Chromium’s success in obtaining the requested City permit, and the success of the designed pump-and-treat system in attaining the groundwater response objective for Chromium established in the final RAP.
     Other than the possible costs associated with the previously described Chromium matter, the company does not believe its subsidiaries will be required to expend amounts which will have a material adverse effect on the companies consolidated results of operations, financial position or liquidity. The company establishes and maintains reserves for such known or probable remediation activities in accordance with SFAS No. 5 and AICPA Statement of Position 96-1. Such environmental laws are frequently changed and could result in significantly increased cost of compliance. The company anticipates that its subsidiaries will incur costs to comply with Environmental Laws, including remediating any existing non-compliance with such laws and achieving compliance with anticipated future standards for air emissions and reduction of waste streams. Such subsidiaries expend funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to the protection of the environment. Further, certain of the company’s manufacturing operations utilize hazardous materials in their production processes. As a result, the company incurs costs for recycling or disposal of such materials and may incur costs for remediation activities at its facilities and off-site from time to time.
Note 11 — Acquisitions
     On September 14, 2006, a new subsidiary of the company acquired substantially all of the assets of a privately held Texas limited partnership doing business as SlateDirectSM. The subsidiary of ElkCorp will sell a slate and interlayment roofing system under the trade name TruSlate® (TruSlate). The acquisition broadens ElkCorp’s current roofing product line. The purchase price of the acquisition was $6,000,000, plus contingent future supplemental payments based on sales of the TruSlate roofing system for a period of six years, with supplemental payments not to exceed $6,000,000. On a preliminary basis, the purchase price was allocated to $321,000 for tangible assets, $3,300,000 for identifiable intangible assets and $2,379,000 for goodwill. The allocation of the purchase price to assets acquired is preliminary and is subject to further analysis. Any modification of purchase price will result in an increase or decrease in the allocation to goodwill. Any supplemental payments made will also increase the amount of goodwill. The results of TruSlate’s operations were included in the results of operations prospectively from the date of acquisition. Pro forma financial information was not presented, as the effects were not material to ElkCorp’s historical financial statements.
     On August 25, 2005, Elk Premium Building Products, Inc., acquired the outstanding shares of RGM Products, Inc. (RGM), a privately-held manufacturer of high-profile hip and ridge and other roofing related products and certain other assets related to RGM’s business. The acquisition enhanced the company’s current roofing accessory business and the company believes it now offers the broadest ridge product line in its industry. The purchase price of the acquisition was $24,285,000, together with the assumption of certain related indebtedness and costs of acquisition. In connection with the acquisition, the company incurred an additional $1,940,000 of expenditures relating to, among other things, audit and severance costs and legal expenses. The purchase price was allocated to $26,286,000 for net tangible assets, $10,700,000 for identifiable intangible assets and $12,879,000 for goodwill, taking into account indebtedness and current liabilities assumed. The results of RGM’s operations were included in the results of operations prospectively from the date of acquisition. Pro forma financial information was not presented, as the effects were not material to ElkCorp’s historical financial statements.

Note 12 — Goodwill and Intangible Assets
     The change in the carrying amount of goodwill for the three-month period ended September 30, 2006 was (in thousands):

Balance, June 30, 2006	$14,530
Goodwill acquired	2,426

Balance, September 30, 2006	$16,956

     The changes in intangible assets for the three months ended September 30, 2006 were (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value
	June 30, 2006	Additions	Sept. 30, 2006	June 30, 2006	Expense	Sept. 30, 2006	June 30, 2006	Sept. 30, 2006

Patents	$6,215	$3,300	$9,515	$395	$106	$501	$5,820	$9,014

Customer relationships	3,700	—	3,700	308	93	401	3,392	3,299

Trademarks	600	—	600	36	10	46	564	554

Noncompete agreement	1,000	—	1,000	167	50	217	833	783

	$11,515	$3,300	$14,815	$906	$259	$1,165	$10,609	$13,650

Weighed average useful lives are as follows:
Patents — 16 years
Customer relationships — 10 years
Trademarks — 14 years
Noncompete agreement — 5 years
Note 13 — Contingent Future Earn-out Arrangement
     In connection with an acquisition in October 2002, a contingent future earn-out arrangement was agreed upon based on the profitability above certain thresholds of Elk Composite Building Products, Inc. The acquisition agreement provided that for five years, the contingent earn-out amount is unlimited in amount and is calculated using a defined formula. As of September 30, 2006, no earn-out payments have been earned or paid. The company currently does not anticipate any earn-out payments in the first five-year period. If in the first five years, the total contingent earn-out payments are less than $12,725,000, the acquisition agreement provided that the obligation continues indefinitely based on the defined formula, limited however, so that total contingent payments cannot exceed this amount. If in the first five years the total earn-out payments exceed $12,725,000 the payment obligation would terminate under the agreement at the end of such five year period and no further payments are due. There is no minimum future earn-out payment requirement. Further, the company’s earn-out agreement is the subject of a dispute, indemnification claims and current legal proceedings brought against a principal of the company acquired and former officer of Elk Composite Building Products, Inc and his co-owners of the acquired company.
Note 14 — Income Taxes
     The American Jobs Creation Act of 2004 (the Act) provides tax relief to U.S. domestic manufacturers. The Financial Accounting Standards Board (FASB) directed its staff to issue Financial Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that a manufacturers’ deduction provided for under the act should be accounted for as a special deduction and not as a tax rate reduction. The effective tax rates of 36.4% and 37.2% for the first three months of fiscal 2007 and 2006, respectively, include the estimated tax deduction for this item.

Note 15 — Shareholder Rights Plan
     On May 26, 1998, the company’s Board of Directors adopted a new Shareholder Rights Plan which took effect when the existing rights plan expired on July 8, 1998. On November 5, 2006, the Board of Directors adopted an amendment to the Shareholder Rights Plan to reduce the beneficial ownership threshold applicable to persons other than certain institutional investors and at which the rights will become exercisable from 15% to 10%. Any such shareholder that beneficially owns 10% or more of the company’s stock as of November 5, 2006 will not be deemed to have crossed the threshold unless or until such shareholder acquires beneficial ownership of additional shares of the company’s common stock. The amendment does not alter the 20% beneficial ownership threshold applicable to certain institutional investors.
Note 16 — Recently Issued Accounting Standards
     In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of fiscal year 2008 for ElkCorp, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The company is currently evaluating the impact of adopting FIN 48 on its financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that companies quantify misstatements based on their impact on each of the financial statements and related disclosures. SAB 108 is effective as of the end fiscal 2007 for ElkCorp, allowing a one-time transitional cumulative effect adjustment to retained earnings as of July 1, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The company is currently evaluating the impact of adopting SAB 108 on its financial statements, but currently does not believe it has any misstatements in prior year financial statements that would be deemed material under the provisions of SAB 108.
     In September 2006, the FASB issued SFAS 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of fiscal 2009 for ElkCorp. The company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the year ended June 30, 2006.
     Following several years marked by significant increases in shingle unit volumes and higher average selling prices, due in part from heavy storm damage in the Southeast United States from major hurricanes, the roofing industry softened in the first quarter of fiscal 2007. The rapid decline in new home starts, delays in repair and replacement activities which we believe result, in part, from weakened consumer confidence and a slower than forecasted storm season were all major factors in the roofing industry slowdown. Although we currently believe the slowdown in the roofing market is a short-term event, we have begun reducing the production speeds of our roofing plants so as to prudently manage inventory levels. We currently expect that the building products market, including roofing, will remain challenging for the next six months before resuming historical growth rates of 6% to 10% annually.
     Our other core building products segments are also encountering soft market conditions. Our composite building products business incurred an operating loss in the first quarter of fiscal 2007 that was larger than expected, due primarily to lower decking sales volume. Sales of specialty fabric technologies products also declined in the quarter ended September 30, 2006 as compared to the same prior year period due primarily to lower roofing mat sales volume, although due to a change in product mix, operating profit improved for this segment.
     In September 2006, we broadened our roofing line with the acquisition of a business that sells slate and underlayment systems under the trade name TruSlate. This acquisition fits into our strategy of offering high-quality building products focusing on utilizing technology to provide more environmentally friendly products using fewer natural resources. We also opened a new warehouse and distribution center for nonwoven fabrics in Waxahachie, Texas. This facility will also be used in future manufacturing activities relating to certain coated nonwoven fabrics.
     On November 6, 2006, the company announced that its management and Board of Directors are engaged in a review of the company’s strategic alternatives, including a potential merger or sale of the company. The company has not set a definitive timetable for completion of its evaluation and further there can be no assurances that the evaluation process will result in any transaction. The company does not intend to disclose developments regarding its evaluation of strategic alternatives unless and until its Board of Directors approves a definitive transaction. In connection with the strategic review, the Board of Directors adopted an amendment to the company’s Shareholder Rights Plan to reduce the beneficial ownership threshold applicable to persons other than certain institutional investors and at which the rights will become exercisable from 15% to 10%. Any such shareholder that beneficially owns 10% or more of the company’s stock as of November 5, 2006 will not be deemed to have crossed the threshold unless or until such shareholder acquires beneficial ownership of additional shares of the company’s common stock. The amendment does not alter the 20% beneficial ownership threshold applicable to certain institutional investors.
Performance Data
     The following table and subsequent discussion set forth performance data, expressed as a percentage of sales for the periods indicated. This data and the accompanying discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

	Three Months Ended
	September 30,
	2006	2005
Sales	100.0%	100.0%
Cost of goods sold	81.2	81.6

Gross profit	18.8	18.4
Selling, general and administrative	10.5	9.3

Operating income	8.3	9.1
Interest expense and other, net	1.5	1.3

Income before income taxes	6.8	7.8
Provision for income taxes	2.5	2.9

Net income	4.3%	4.9%

Changes in the Three-Month Period Ended September 30, 2006 Compared to the Three-Month Period Ended September 30, 2005
Overall Performance
     Sales of $218,108,000 during the quarter ended September 30, 2006 were marginally higher than $215,857,000 in the same prior year period. During the three-month period ended September 30, 2006, operating income of $18,082,000 was 7.8% lower than $19,622,000 in the quarter ended September 30, 2005. Sales of premium roofing shingles and accessory products softened in the current year quarter compared to the first quarter last year, as a result of weakened demand in most regions of the United States of America. The percentage of cost of sales to sales decreased to 81.2% in the quarter ended September 30, 2006 compared to 81.6% in the same quarter last year. Raw material costs, particularly asphalt costs, continued to escalate significantly on a year-to-year basis. However, we were able to offset a significant portion of escalating raw material costs in the first quarter of fiscal 2007 by raising average selling prices by approximately 10% compared to the first quarter of fiscal 2006. Selling, general and administrative (S,G&A) costs of $22,817,000 in the current year period were 13.5% higher than $20,106,000 in the same quarter of fiscal 2006 primarily as a result of higher stock-based compensation and including RGM in operating results for an entire quarter. RGM was acquired August 25, 2005 and was therefore only included for a portion of the prior year quarter. During the first quarter of fiscal 2007, stock-based compensation expense was $3,302,000 compared to $1,936,000 in the first quarter of the prior fiscal year. This increase is primarily attributable to the timing of expense recognition for stock-based compensation relating to employees that are eligible to retire. Stock-based compensation is currently expected to be in the range of $1,500,000 to $2,000,000 per quarter for the remainder of fiscal 2007. As a percentage of net sales, S,G&A costs were 10.5% in the first quarter of fiscal 2007 compared to 9.3% in the same period last year.
     Interest expense and other, net, was $3,312,000 in the first quarter of fiscal 2007 compared to $2,857,000 in the same prior year period. The year-to-year change relates primarily to increasing variable interest rates. No interest was capitalized in the first quarter of either fiscal 2007 or fiscal 2006.
     Our effective tax rate was 36.4% in the first quarter of fiscal 2007 and is expected to approximate this rate for all of fiscal 2007. The effective tax rate was 37.2% in the first quarter of fiscal 2006 and 35.8% for all of fiscal 2006. The effective tax rate for both years reflects the benefit from the manufacturers’ deduction allowed by the American Jobs Creation Act of 2004.
Results of Business Segments
     Sales in the Premium Roofing Products segment increased 1.8% to $198,240,000 in the first quarter of fiscal 2007 compared to $194,717,000 in the same prior year period. In the current year period, shingle and accessory unit volume declined approximately 8% year-to-year due to an overall softening of the roofing market in many regions of the United States of America. Average shingle and accessory pricing increased approximately 10% compared to the year-ago period as a result of price increases implemented to offset rapidly escalating asphalt and energy costs. In addition, we implemented a $50 per truckload freight surcharge to partly offset higher transportation costs. Due to uncertain market conditions, many roofing distributors are reluctant to take products into inventory, which is leading to price reductions going into the seasonally slower fall and winter months. We believe average selling prices may weaken further during the slower period.
     Sales of Composite Building Products were $5,408,000 in the quarter ended September 30, 2006, an increase of 6.5% compared to $5,080,000 in the first quarter of fiscal 2006. The increase in sales was due primarily to an improvement in railing sales and deck board pricing, which was partially offset by a decline in decking sales. To bolster sales, we plan to introduce a new line of CrossTimbers decking in January 2007. This new board offers homeowners an alternative value priced product with a cost that is closer to treated lumber while maintaining the benefits of a composite deck. In the first quarter of fiscal 2007, Specialty Fabric Technologies sales volume declined 11.3% to $12,185,000 from $13,744,000 in the same quarter in fiscal 2006, due primarily to reduced demand for roofing mat products sold to external customers. Sales of fire barrier products continue to increase but remain very small in relation to our consolidated sales total. Surface Finishes sales decreased 1.8% in the first quarter of fiscal 2007 to $2,275,000, compared to $2,316,000 in the same quarter last year.
     Operating income for the Premium Roofing Products segment of $25,174,000 in the three-month period ended September 30, 2006 decreased 8.8% from $27,559,000 achieved in the first quarter last year. In contrast to lower crude oil prices, asphalt costs continued to increase in the current year period, increasing 15% in the quarter ended September 30, 2006 as compared to the fourth quarter of fiscal 2006. The increase in asphalt costs was 53% compared to the first quarter in fiscal 2006. Based on early second quarter fiscal 2007 trends, we currently expect asphalt costs to decline 10% to 15% in the second quarter of fiscal 2007 as compared to the quarter ended September 30, 2006. Despite this anticipated reduction, we still expect asphalt costs in the second quarter of fiscal 2007 will be approximately 20% to 25% higher than in the second quarter last year. Transportation costs have also continued to increase but rates have recently begun to moderate. Operating productivity was excellent in the current year period as we continued to operate our roofing plants at high levels for much of the quarter ended September 30, 2006. However, due to, among other things, soft demand and the absence of major storms, inventory levels increased significantly during the quarter ended September 30, 2006. We expect that these factors, combined with the forthcoming seasonally slower winter months, will result in a reduction of production, primarily from reduced line speeds, at our roofing facilities in the quarter ending December 31, 2006. Lowering line speeds is not an unusual practice in a slower market environment. This strategy can have a beneficial impact on our operations as raw material utilization should improve and our roofing plants will be able to implement maintenance and capital improvement projects, as well as run trials for new products.
     As a result of lower than expected sales volumes, primarily of deck boards, we incurred an operating loss of $2,234,000 for the Composite Building Products segment in the three-month period ended September 30, 2006, compared to a $4,120,000 operating loss in first quarter of fiscal 2006. In the prior year quarter, we recorded an approximate $2,600,000 write-down of inventory and returned material. Excluding the impact of this adjustment, operating results for the first quarter of fiscal 2007 declined by approximately $700,000, due primarily to lower decking sales and production volume, together with increased SG&A expenses associated with expanding distribution. These factors were partially offset by increased railing volume and lower raw material costs.
     The Specialty Fabric Technologies marketing segment reported a $1,688,000 operating profit in the first three months of fiscal 2007 compared to a $1,510,000 operating profit in the same period in fiscal 2006. Despite lower overall sales, operating profit improved as decreased roofing mat volume was offset by sales of higher margin products such as carpet tile backing, air filtration and fire barrier.
     The Surface Finishes segment had an operating profit of $505,000 in the first quarter of fiscal 2007 compared to a $273,000 operating profit in the same prior year quarter, due primarily to improved margins and reduced operating costs. This business does not fit into our focus on building products and is not considered a core business. Nevertheless, we have decided to retain this platform for the foreseeable future.
Financial Condition
Overview
     Our liquidity needs generally arise principally from working capital requirements, capital expenditures, payments of dividends and interest payments. During the first three months of fiscal 2007, we relied on internally generated funds and the sale or redemption of short-term investments to finance our cash requirements. At September 30, 2006, we had $29,273,000 in cash, cash equivalents and short-term investments available to fund growth opportunities, capital expenditures and other cash requirements. We did not borrow under our revolving credit facility during the first three months of fiscal 2007. Our working capital requirements typically fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months.
Operating Activities
     We generate cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, stock-based compensation, depreciation and amortization. Cash flows from operating activities also either increase or decrease as a result of changes in working capital requirements. In the three months ended September 30, 2006, we generated cash of $3,788,000 from operating activities, compared to $19,097,000 in the same three-month period last year.
     Trade receivables at September 30, 2006 were $24,801,000 lower than at June 30, 2006 due primarily to collections from a higher volume of sales in the fourth quarter of fiscal 2006 compared to the first quarter of fiscal 2007. During the three-month period ended September 30, 2006, we collected all remaining extended term receivables, totaling $4,130,000, outstanding at June 30, 2006. At September 30, 2006, manufactured inventories were $36,978,000 higher than at June 30, 2006. During the first quarter of fiscal 2007, our roofing plants continued to operate at high production levels, resulting in inventory production exceeding shipments during the quarter at each of our roofing facilities. We currently plan to reduce production levels at our roofing facilities during the seasonably slower winter months to balance inventory levels with our forecast of demand in the softening roofing market. Despite the significant increase, we believe finished goods inventories are at a manageable level, as historically demand ramps up quickly when the market returns to historical growth rates. On a combined basis, accounts payable and accrued liabilities were moderately lower at September 30, 2006 than at June 30, 2006, due primarily to the timing of payments of trade payables. The current ratio was 2.7 to 1 at September 30, 2006 compared to 3.2 to 1 at June 30, 2006. This change is due primarily to $25,000,000 of long-term debt being classified as a current liability during the quarter ended September 30, 2006. This amount represents Senior Notes that are payable July 15, 2007. We currently intend to repay this amount when it becomes due using funds from the sale of short-term investments, if available, or from borrowings under the $125,000,000 committed line of credit facility.
Investing Activities
     Cash flows from investing activities primarily reflect our capital expenditure strategy, together with activity relating to acquisitions and short-term investments. Net cash provided by investing activities was $1,187,000 in the first three months of fiscal 2007 compared to $14,848,000 used for investing activities in the same period in fiscal 2006. Capital expenditures in the three-month period ended September 30, 2006 primarily related to productivity initiatives at our roofing facilities and preparing the new Waxahachie, Texas facility for use. We expect to spend a total of $3,300,000 in fiscal 2007 for equipment and improvements for this new facility. We currently estimate total capital expenditures in fiscal 2007 will be in the range of $30,000,000 to $40,000,000. On September 14, 2006, we utilized $6,000,000 of available liquidity (primarily from the sale of short-term investments) to finance the purchase of the assets of SlateDirect to broaden our roofing product line. Including funds used for the acquisition, during the first three months of fiscal 2007 we had a net reduction of $13,030,000 of short-term investments to supplement cash flows from operating activities.
Financing Activities
     Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock, exercises of stock options and stock repurchases. Net cash provided by financing activities was $312,000 in the first three months of fiscal 2007, compared to $3,576,000 of cash used for financing activities in the same period last year. At September 30, 2006, liquidity consisted of $29,273,000 of cash, cash equivalents and short-term investments together with $121,148,000 of available borrowings under the $125,000,000 committed line of credit facility. The debt to capital ratio (after deducting cash, cash equivalents and short-term investments of $29,273,000 from $201,520,000 of principal debt, including $25,967,000 current portion) was 33.9% at September 30, 2006.
     Our Board of Directors has authorized the repurchase of common stock from time to time on the open market. In the quarter ended September 30, 2006, there were no share repurchases under this authority. As of September 30, 2006, we have repurchase authority of approximately $6,600,000 remaining.
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
Critical Accounting Policies
     Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies which we believe are the most critical to fully understanding and evaluating our reported financial results are:
-	Collectibility of Accounts Receivable

-	Accruals for Loss Contingencies

-	Inventories

-	Revenue Recognition

-	Impairment of Long-Lived Assets

-	Impairment of Goodwill and Certain Other Intangible Assets

-	Stock-Based Compensation
     These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2006. There were no significant changes in critical accounting policies during the three-month period ended September 30, 2006.

Business Risks and Forward-Looking Statements
     In accordance with the safe harbor provisions of the securities law regarding forward looking statements, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements usually are accompanied by words such as “optimistic,” “vision,” “outlook,” “believe,” “estimate,” “feel confident,” “potential,” “forecast,” “goal,” “project,” “expect,” “anticipate,” “plan,” “predict,” “could,” “should,” “may,” “likely,” or similar words that convey the uncertainty of future events or outcomes. These statements are based on judgments the company believes are reasonable; however, ElkCorp’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences are identified in Part I. Item 1A. Risk Factors of ElkCorp’s Annual Report on Form 10-K for the year ended June 30, 2006, and Part II. Item 1A. Risk Factors of this report, and include, but are not limited to, changes in demand, prices, raw material costs, transportation costs, changes in economic conditions of the various markets the company serves, failure to achieve expected efficiencies in new operations, changes in the amount and severity of inclement weather, acts of God, war or terrorism, as well as the other risks detailed herein. ElkCorp undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to the risks of changing commodity prices and interest rates. We have no significant foreign exchange risk. Derivatives are held as part of a formally documented risk management program that contains limitations on terms and magnitude of commitments. Derivatives are held to mitigate uncertainty, volatility or to cover underlying exposures. No derivatives are held for speculation or trading purposes. We have from time to time entered into derivative transactions related to interest rate risk and our exposure to fluctuating prices of natural gas used in our manufacturing plants.
     We purchase natural gas for use in our manufacturing facilities. These purchases expose us to the risk of higher natural gas prices. To hedge this risk, from time to time we may enter into hedge transactions to fix the price on a portion of our projected natural gas usage. In March 2006, we entered into a hedge transaction to fix the price on approximately 25% of our projected natural gas usage through September 2006. The hedge was not renewed at expiration, although it is likely that similar hedge strategies will be used in the future to hedge the risk from increasing natural gas prices.
     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We currently have two interest rate swaps in effect. We have entered into interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt. The net fair value of these swaps was $1,111,000 at September 30, 2006. Based on outstanding debt at September 30, 2006, our annual interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.
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

b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Significant risk factors applicable to the company are described in Part I. Item 1A “Risk Factors” of ElkCorp’s Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes from the risk factors previously disclosed in ElkCorp’s Annual Report on Form 10-K for the year ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to purchases made by the company of its own stock during the quarter ended September 30, 2006.

			Total Number
			of Shares		Maximum Number
			Purchased as		(or Approximate
	Total		Part of		Dollar Value) of
	Number of		Publicly		Shares that may yet
	Shares	Average	Announced	Average	be Purchased under
	Purchased	Price Paid	Plans or	Price Paid	the Plans or
Period	(Note 1)	per Share	Programs	per Share	Programs (Note 2)
July 2006	—	$—	—	$—	$6,600,000
August 2006	13,992	27.18	—	—	$6,600,000
September 2006	1,933	27.87	—	—	$6,600,000

Total	15,925	$27.26	—	$—

(1)	All shares repurchased in the three month period ended September 30, 2006 were purchased from officers and employees in connection with stock option exercises and repurchased restricted shares for income tax withholding payments. The dollar value of share repurchases relating to these transactions has no impact on the repurchase program outlined in (2).

(2)	On August 28, 2000, the Board of Directors authorized the repurchase of up to $10,000,000 of common stock. The authorization did not specify an expiration date. The Board of Directors reevaluated this outstanding authority in fiscal 2006 and concluded it is in the best interests of the company and its shareholders to leave the authorization in place. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.
Item 6. Exhibits
4.2	Amendment to the Rights Agreement, dated as of November 5, 2006, by and between ElkCorp and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp

DATE: November 8, 2006	/s/ Gregory J. Fisher

Gregory J. Fisher
Senior Vice President,
Chief Financial Officer and Controller

/s/ Leonard R. Harral

Leonard R. Harral
Vice President,
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit
Numbers	Description

4.2	Amendment to the Rights Agreement, dated as of November 5, 2006, by and between ElkCorp and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.