Form 10-Q
period 2006-12-31
ELKCORP
filed 2007-02-08
CIK 32017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-5341
ELKCORP
(Exact name of Registrant as specified in its charter)

DELAWARE	75-1217920

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14911 QUORUM DRIVE, SUITE 600, DALLAS, TEXAS	75254-1491

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 851-0500
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
     As of close of business on February 1, 2007, the Registrant had outstanding 20,630,447 shares of Common Stock, par value $1 per share.

ElkCorp and Subsidiaries
For the Quarter Ended December 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELKCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, $ in thousands, except share data)

	December 31,	June 30,
	2006	2006

Assets

Current Assets
Cash and cash equivalents	$1,762	$4,056
Short-term investments	27,200	32,960
Trade receivables, less allowance of $716 and $639	130,164	181,123
Inventories	132,772	107,929
Prepaid expenses and other	9,770	10,209
Deferred income taxes	9,334	9,317
Discontinued operations	2,844	2,675

Total current assets	313,846	348,269

Property, Plant and Equipment, at cost	500,640	488,308
Less — Accumulated depreciation	(199,246)	(186,168)

Property, plant and equipment, net	301,394	302,140

Goodwill	17,009	14,530
Intangible Assets	13,390	10,609
Other Assets	6,063	4,373
Discontinued Operations — Noncurrent	1,770	1,939

	$653,472	$681,860

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$27,109	$71,585
Accrued liabilities	32,847	34,230
Current maturities on long-term debt	25,972	1,088
Discontinued operations	560	560

Total current liabilities	86,488	107,463

Long-Term Debt, net of current maturities	176,246	199,689

Deferred Income Taxes	51,024	52,282

Commitments and Contingencies

Shareholders’ Equity
Common stock ($1 par, 20,620,756 and 20,503,855 shares issued)	20,621	20,504
Paid-in capital	81,777	75,724
Accumulated other comprehensive income	—	(64)
Retained earnings	237,373	227,713

	339,771	323,877
Less — Treasury stock (1,878 and 43,964 shares, at cost)	(57)	(1,451)

Total shareholders’ equity	339,714	322,426

	$653,472	$681,860

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $ in thousands
except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales	$193,114	$228,949	$411,222	$444,806
Cost of goods sold	164,220	186,812	341,429	362,941

Gross profit	28,894	42,137	69,793	81,865
Selling, general and administrative	18,993	21,521	41,810	41,627
Merger related expenses	3,000	—	3,000	—

Operating income	6,901	20,616	24,983	40,238

Interest expense and other, net	3,300	2,968	6,612	5,825

Income from continuing operations before income taxes	3,601	17,648	18,371	34,413
Provision for income taxes	1,279	6,567	6,649	12,805

Income from continuing operations	2,322	11,081	11,722	21,608
Loss From discontinued operations, net of income taxes	—	(66)	—	(66)

Net income	$2,322	$11,015	$11,722	$21,542

Income per share — basic
Income from continuing operations	$.11	$.54	$.57	$1.07
Discontinued operations	—	—	—	—

Net income per common share	$.11	$.54	$.57	$1.07

Income per share — diluted
Income from continuing operations	$.11	$.54	$.57	$1.05
Discontinued operations	—	—	—	—

Net income per common share	$.11	$.54	$.57	$1.05

Dividends per common share	$.05	$.05	$.10	$.10

Average common shares outstanding (000’s)
Basic	20,498	20,270	20,450	20,227

Diluted	20,736	20,595	20,615	20,586

See accompanying notes to consolidated financial statements

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in thousands)

	Six Months Ended
	December 31,
	2006	2005
Cash Flows From Operating Activities

Net income	$11,722	$21,542
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	13,497	12,766
Deferred income taxes	(1,275)	(842)
Stock-based compensation	4,805	4,040
Changes in assets and liabilities, net of acquisitions:
Trade receivables	50,959	16,911
Inventories	(24,522)	(11,428)
Prepaid expenses and other	439	517
Accounts payable and accrued liabilities	(45,112)	(14,904)
Changes in assets and liabilities of discontinued operations	—	(2)

Net cash provided by operating activities	10,513	28,600

Cash Flows From Investing Activities

Additions to property, plant and equipment	(12,332)	(9,538)
Purchases of short-term investments	(142,725)	(191,500)
Sales and redemptions of short-term investments	148,485	198,960
Acquisitions, net of cash acquired	(6,000)	(24,285)
Other, net	(395)	(1,974)

Net cash used for investing activities	(12,967)	(28,337)

Cash Flows From Financing Activities

Payments on long-term debt	(537)	(4,542)
Dividends paid on common stock	(2,062)	(2,044)
Purchases of common stock	(517)	(1,444)
Exercises of stock options	3,044	3,474
Excess tax benefits of stock option exercises	232	417

Net cash provided by (used for) financing activities	160	(4,139)

Net Decrease in Cash and Cash Equivalents	(2,294)	(3,876)

Cash and Cash Equivalents at Beginning of Year	4,056	9,261

Cash and Cash Equivalents at End of Period	$1,762	$5,385

Supplemental Cash Flows

Interest paid	$7,342	$6,713
Income taxes paid	$14,646	$11,989
See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, $ in thousands)

			Accumulated
			Other			Total
	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Capital	Income	Earnings	Stock	Equity
Balance, June 30, 2005	$20,298	$64,792	$—	$186,388	$(668)	$270,810
Net income	—	—	—	21,542	—	21,542
Exercises of stock options	113	1,621	—	—	1,740	3,474
Excess tax benefit of stock option exercises	—	417	—	—	—	417
Stock option vesting	—	2,288	—	—	—	2,288
Restricted stock grants	21	(229)	—	—	208	—
Restricted stock vesting	—	700	—	—	—	700
Performance stock amortization	—	1,053	—	—	—	1,053
Purchases of treasury stock	—	—	—	—	(1,444)	(1,444)
Dividends	—	—	—	(2,044)	—	(2,044)

Balance, December 31, 2005	$20,432	$70,642	$—	$205,886	$(164)	$296,796

			Accumulated
			Other			Total
	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Capital	Income	Earnings	Stock	Equity
Balance, June 30, 2006	$20,504	$75,724	$(64)	$227,713	$(1,451)	$322,426
Net income	—	—	—	11,722	—	11,722
Derivative transactions, net of tax	—	—	64	—	—	64
Exercises of stock options	117	1,883	—	—	1,044	3,044
Stock option vesting	—	1,453	—	—	—	1,453
Excess tax benefit of stock option exercises	—	232	—	—	—	232
Restricted stock grants	—	(867)	—	—	867	—
Restricted stock vesting	—	914	—	—	—	914
Performance stock amortization	—	2,438	—	—	—	2,438
Purchases of treasury stock	—	—	—	—	(517)	(517)
Dividends	—	—	—	(2,062)	—	(2,062)

Balance, December 31, 2006	$20,621	$81,777	$—	$237,373	$(57)	$339,714

See accompanying notes to consolidated financial statements.

ELKCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
     The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The unaudited financial information contained herein has been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis and does reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended December 31, 2006 and 2005. Because of seasonal, weather-related conditions in some of the company’s market areas and certain other factors, sales can vary at times, and results of any one quarter or other interim reporting period should not necessarily be considered as indicative of results for a full fiscal year.
Note 2 — Company Segments
     The Premium Roofing Products segment manufactures premium architectural roofing shingles and certain accessory products. The Composite Building Products segment manufactures composite wood products for decking and railing. The Specialty Fabric Technologies segment markets ElkCorp’s nonwoven specialty fabric products and fire barrier technologies. Fire barrier technologies feature fire retardant coatings designed for use in mattresses, bed clothes and upholstered furniture. The Surface Finishes segment includes hard chrome and other finishes designed to extend the life of steel machinery components operating in abrasive environments. Corporate and Other represents corporate office expenses and other expense items not allocated to the operating segments. Financial information by company segment is summarized as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales to External Customers
Premium Roofing Products	$174,757	$205,642	$372,997	$400,359
Composite Building Products	7,033	8,678	12,441	13,758
Specialty Fabric Technologies	8,989	12,336	21,174	26,080
Surface Finishes	2,335	2,293	4,610	4,609

	$193,114	$228,949	$411,222	$444,806

Operating Profit (Loss) from Continuing Operations
Premium Roofing Products	$14,728	$26,160	$39,902	$53,719
Composite Building Products	(2,455)	(1,398)	(4,689)	(5,518)
Specialty Fabric Technologies	1,527	1,373	3,215	2,883
Surface Finishes	467	171	972	444
Corporate and Other	(7,366)	(5,690)	(14,417)	(11,290)

	6,901	20,616	24,983	40,238
Interest expense and other, net	(3,300)	(2,968)	(6,612)	(5,825)

Income from continuing operations before income taxes	$3,601	$17,648	$18,371	$34,413

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
     The company reflects disbursements as trade accounts payable until such time as payments are presented to the bank for payment. At December 31, 2006 and June 30, 2006, disbursements totaling approximately $13,000,000 and $36,000,000, respectively, had not been presented for payment to the bank.
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

	(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Income from continuing operations	$2,322	$11,081	$11,722	$21,608

Denominator for basic earnings per share – weighted average shares outstanding	20,498	20,270	20,450	20,227

Effect of dilutive securities:
Unvested restricted stock and outstanding stock options	238	325	165	359

Denominator for diluted earnings per share – adjusted weighted average shares and assumed issuance of shares purchased under stock option plans and vesting of restricted stock using the treasury stock method	20,736	20,595	20,615	20,586

Basic earnings per share from continuing operations	$.11	$.54	$.57	$1.07

Diluted earnings per share from continuing operations	$.11	$.54	$.57	$1.05

Stock options excluded from computation of diluted earnings per share due to anti-dilutive effect	—	—	298	—

Performance stock excluded from computation of diluted earnings per share due to conditions for issuance having not been satisfied	401	262	405	263

Note 5 — Inventories
Inventories consist of the following:

	(In thousands )
	December 31,	June 30,
	2006	2006
Raw materials	$19,516	$19,426
Work-in-process	237	206
Finished goods	113,019	88,297

	$132,772	$107,929

Note 6 — Long-Term Debt
Long-term debt is summarized as follows:

	(In thousands)
	December 31,	June 30,
	2006	2006
Senior Notes	$195,000	$195,000
Revolving Credit Facility	—	—
Other debt	6,256	6,793
Fair value of interest rate swaps	962	(1,016)

	202,218	200,777
Less: Current maturities	(25,972)	(1,088)

	$176,246	$199,689

     The company has issued Senior Notes (Notes) summarized as follows (in thousands):

Principal
Amount	Maturity	Interest Rate
$ 25,000	July 2007	4.69%
$ 60,000	June 2009	6.99%
$ 60,000	June 2012	7.49%
$ 50,000	November 2014	6.28%

$195,000

     In June 2002, the company entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $60,000,000 of Notes through June 2012. For this fair value hedge, both the fair value of the derivative and the underlying hedged item are reported in the balance sheet. At December 31, 2006, the fair value of the derivative was $1,294,000 and this amount was included in other assets and as an increase in the carrying value of long-term debt. Changes in the fair value of the derivative and the underlying hedged item offset and are recorded each period in other income or expense, as applicable. In July 2004, the company entered into a second interest rate swap to effectively convert the interest rate from fixed to floating on $25,000,000 of Notes through July 2007. This interest rate swap is also a fair value hedge with the same accounting and reporting as the aforementioned interest rate swap. At December 31, 2006, the fair value of the derivative was a liability of $332,000 and is recorded in accrued liabilities and as a decrease in the carrying value of long-term debt.
     At December 31, 2006, the company had $125,000,000 of primary credit available under a Revolving Credit Facility (Facility) expiring November 30, 2008, including up to a maximum of $10,000,000 in letters of credit. At December 31, 2006, there were no borrowings outstanding on the Facility and $3,852,000 of letters of credit were outstanding.
     Both the Notes and the Facility contain financial covenants which require that the company maintain a specified minimum consolidated net worth, and a maximum debt to capitalization ratio, based on defined terms. The Facility also contains a minimum fixed charge coverage ratio and the Notes contain a minimum interest coverage ratio, also based on defined terms. Dividend payments and stock repurchases are also limited by the Facility to certain specified levels. At December 31, 2006, the company was in compliance with all financial covenants.

     Other debt includes various mortgage debt and notes payable assumed in connection with acquisitions. The majority of these obligations, which include both fixed rate and variable rate instruments, are secured by liens on the assets acquired, and are due at various dates through June 2020.
Note 7 — Comprehensive Income
     Total comprehensive income for the three-month and six-month periods ended December 31, 2006 and 2005, respectively, were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$2,322	$11,015	$11,722	$21,542
Derivative transactions, net of tax	—	—	64	—

Total comprehensive income	$2,322	$11,015	$11,786	$21,542

     At December 31, 2006, there were no derivative transactions in effect that will cause net income to vary from total comprehensive income in future periods.
Note 8 — Stock-Based Compensation
     The Compensation Committee of the Board of Directors has a current practice of awarding ElkCorp officers 75% of a long-term incentive compensation award in the form of performance stock awards and 25% in the form of stock options. Other key employees receive their long-term incentive compensation in the form of awards of performance stock and stock loan grants. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the shareholder approved 2004 Amended and Restated ElkCorp Equity Incentive Compensation Plan (Equity Incentive Compensation Plan). This plan provides for grants of stock options, performance stock awards and restricted stock. Stock-based compensation awards granted prior to July 1, 2005 to employees who have reached retirement age are amortized over the applicable vesting period until such time that they announce their intention to retire. At that time, remaining unrecognized compensation is recorded as compensation expense during the remainder of their employment. Beginning in fiscal 2006, awards to employees who have reached retirement age are recorded as compensation expense when the awards are granted.
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
     The company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The following weighted-average assumptions were used:

	Six Months Ended
	December 31,
	2006	2005
Dividend yield:	0.62%	0.85%
Risk-free interest rate:	4.99%	4.15%
Expected market price volatility:	.42	.39
Expected life of options:	8 years	8 years
Fair value of grants:	$14.12	$13.37
     For the three-month periods ended December 31, 2006 and 2005, the company recorded $593,000 and $1,212,000, respectively, for stock-based compensation expense related to stock option grants. For the six-month periods ended December 31, 2006 and 2005, the amounts recorded were $1,453,000 and $2,288,000, respectively. These amounts are recorded in selling, general and administrative expense. The company issues treasury shares, if available, to satisfy stock option exercises. If treasury shares are unavailable, new shares are issued. At December 31,

2006, there is $1,511,000 of total unrecognized compensation cost related to unvested stock options remaining to be recognized. In the event of a change of control, as defined in the Equity Incentive Compensation Plan, all unvested options would become immediately vested. Assuming no change in control, $813,000 is expected to be recognized in the remainder of fiscal 2007 and $698,000 is expected to be recognized in subsequent years through fiscal 2009. For the six-month periods ended December 31, 2006 and 2005, $232,000 and $417,000, respectively, of excess tax benefits relating to stock option exercises were recorded.
Performance Stock Awards -
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
     In the event of a change in control, as defined by the Equity Incentive Compensation Plan, the maximum shares for each performance period would vest. Following are the company’s current estimates as to the probable number of shares, assuming no change of control, to be issued at the end of the indicated performance period, together with the maximum potential number of shares for each performance period.

Performance Period	Probable Shares	Maximum Shares
Three-Year Period Ending	To Be Issued	To Be Issued
June 30, 2007	150,959	205,305
June 30, 2008	125,766	183,255
June 30, 2009	124,053	193,140
     All PSAs are accounted for at fair value in accordance with the provisions of SFAS No. 123(R). During the three month periods ended December 31, 2006 and 2005, $504,000 and $526,000, respectively, was recognized relating to performance stock awards. For the six-month periods ended December 31, 2006 and 2005, $2,438,000 and $1,053,000 respectively, was recognized as expense. At December 31, 2006, there is $3,621,000 of total unrecognized compensation cost related to performance stock awards remaining to be recognized based on the currently estimated probable number of shares to be issued. Assuming no change in control, $1,335,000 is expected to be recognized in the remainder of fiscal 2007 and $2,286,000 is expected to be recognized in subsequent years through fiscal 2009. Compensation expense attributable to performance stock awards is classified as selling, general and administrative expense.
Restricted Stock –
     The Equity Incentive Compensation Plan also provides for grants of restricted stock to directors and employees of the company. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow. Restricted shares either vest 33 1/3% per year over a three-year restriction period or 20% per year over a five-year restriction period. In the three-month and six-month periods ended December 31, 2006, 15,445 and 29,125 restricted shares, respectively, were granted at the market prices in the range of $25.12 to $26.90 per share. Restricted stock issued to directors vests in full three years after grant date. In the three-month periods ended December 31, 2006 and 2005, compensation expense of $407,000 and $334,000, respectively, was recognized relating to restricted stock awards. For the six-month periods ended December 31, 2006 and 2005, $914,000 and $700,000, respectively, was recognized relating to restricted stock awards. At December 31, 2006, there is $4,030,000 of total unrecognized compensation cost related to unvested restricted stock remaining to be recognized. In the event of a change of control, as defined in the Equity Incentive Compensation Plan, all shares of restricted stock would become immediately vested. Assuming no change in control, $738,000 is expected to be recognized in the remainder of fiscal 2007 and $3,292,000 is expected to be recognized in subsequent years through fiscal 2011. Compensation expense attributable to restricted shares is classified as selling, general and administrative expense.

Stock/Loan Plan —
     Under the company’s Stock/Loan Plan, certain employees are granted loans based on a percentage of their salaries, the performance of their operating units, and also as long-term incentive compensation awards, for the purpose of purchasing the company’s common stock. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. Loans outstanding at December 31, 2006, and June 30, 2006, totaling $4,697,000 and $4,302,000, respectively, are included in other assets. In compliance with certain provisions of the Sarbanes-Oxley Act of 2002, no loans have been granted to executive officers of ElkCorp since the passage of this law.
Note 9 — Product Warranties
     The company provides its customers with limited warranties on certain products. Limited warranties relating to products sold by the Premium Roofing Products segment generally range from 30 to 50 years and the warranties relating to Composite Building Products are generally for 20 years. Warranties relating to Specialty Fabric Technologies and Surface Finishes are not significant to their operations. Warranty reserves are established based on known or probable claims, together with historical experience factors. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the company’s warranty liability during the first six months of fiscal 2007 were as follows:

(In thousands)
Six Months Ended
December 31,
2006
Balance, at beginning of year	$6,129
Accrued for new warranties	1,183
Changes in estimates for pre-existing warranties	1,646
Warranty settlements during the period	(2,686)

Balance, at end of period	$6,272

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
     Chromium Corporation (Chromium), a wholly-owned subsidiary, has engaged in limited remediation activities at the site of its former plating operation in Lufkin, Texas. Soil sampling results from a pre-closing environmental evaluation of the site indicated the necessity of localized cleanup. Chromium has entered the property into the Texas Voluntary Cleanup Program (VCP). Under this program, the Texas Commission on Environmental Quality (TCEQ) reviews the voluntary clean-up plan the applicant submits, and, when the work is complete, issues a certificate of completion, evidencing cleanup to levels protective of human health and the environment and releasing prospective purchasers and lenders from liability to the state. Properties entered into the VCP are protected from TCEQ enforcement actions.

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
     At December 31, 2006, the company has an accrued liability in the amount of approximately $650,000, which the company currently believes is adequate for costs relating to the matter. However, the cost of remediation could vary significantly depending on Chromium’s success in obtaining the requested City permit, and the success of the designed pump-and-treat system in attaining the groundwater response objective for Chromium established in the final RAP.
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
Note 11 — Acquisitions
     On September 14, 2006, a new subsidiary of the company acquired substantially all of the assets of a privately held Texas limited partnership doing business as SlateDirectSM. The subsidiary of ElkCorp now sells a slate and interlayment roofing system under the trade name TruSlate® (TruSlate). The acquisition broadens ElkCorp’s current roofing product line. The purchase price of the acquisition was $6,000,000, plus contingent future supplemental payments based on sales of the TruSlate roofing system for a period of six years, with supplemental payments not to exceed $6,000,000. On a preliminary basis, the purchase price was allocated to $321,000 for tangible assets, $3,300,000 for identifiable intangible assets and $2,379,000 for goodwill. The allocation of the purchase price to assets acquired is preliminary and is subject to further analysis. Any modification of purchase price will result in an increase or decrease in the allocation to goodwill. Any supplemental payments made will also increase the amount of goodwill. The results of TruSlate’s operations were included in the results of operations prospectively from the date of acquisition. Pro forma financial information are not presented, as the effects were not material to ElkCorp’s historical financial statements.
     On August 25, 2005, Elk Premium Building Products, Inc. acquired the outstanding shares of RGM Products, Inc. (RGM), a privately-held manufacturer of high-profile hip and ridge and other roofing related products and certain other assets related to RGM’s business. The acquisition enhanced the company’s current roofing accessory business and the company believes it now offers the broadest ridge product line in its industry. The purchase price of the acquisition was $24,285,000, together with the assumption of certain related indebtedness and costs of acquisition. In connection with the acquisition, the company incurred an additional $1,940,000 of expenditures relating to, among other things, audit and severance costs and legal expenses. The purchase price was allocated to $26,286,000 for net tangible assets, $10,700,000 for identifiable intangible assets and $12,879,000 for goodwill, taking into account indebtedness and current liabilities assumed. The results of RGM’s operations were included in the results of operations prospectively from the date of acquisition. Pro forma financial information are not presented, as the effects were not material to ElkCorp’s historical financial statements.
Note 12 — Goodwill and Intangible Assets
     The change in the carrying amount of goodwill for the six-month period ended December 31, 2006 was (in thousands):

Balance, June 30, 2006	$14,530
Goodwill acquired	2,479

Balance, December 31, 2006	$17,009

     Goodwill acquired in the six-month period ended December 31, 2006 includes $2,379,000 of goodwill allocated at the date of the TruSlate acquisition, $56,000 of subsequent acquisition costs for TruSlate and $44,000 of additional expenditures relating to the RGM acquisition.
     The changes in intangible assets for the six months ended December 31, 2006 were (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value
	June 30,		Dec. 31,	June 30,		Dec. 31,	June 30,	Dec. 31,
	2006	Additions	2006	2006	Expense	2006	2006	2006
Patents	$6,215	$3,300	$9,515	$395	$213	$608	$5,820	$8,907
Customer relationships	3,700	—	3,700	308	186	494	3,392	3,206
Trademarks	600	—	600	36	20	56	564	544
Noncompete agreement	1,000	—	1,000	167	100	267	833	733

	$11,515	$3,300	$14,815	$906	$519	$1,425	$10,609	$13,390

Weighed average useful lives are as follows:
Patents – 16 years
Customer relationships – 10 years
Trademarks – 14 years
Noncompete agreement – 5 years
Note 13 — Contingent Future Earn-out Arrangement
     In connection with an acquisition in October 2002, a contingent future earn-out arrangement was agreed upon based on the profitability above certain thresholds of Elk Composite Building Products, Inc. The acquisition agreement provided that for five years, the contingent earn-out amount is unlimited in amount and is calculated using a defined formula. As of December 31, 2006, no earn-out payments have been earned or paid. The company currently does not anticipate any earn-out payments in the first five-year period. If in the first five years, the total contingent earn-out payments are less than $12,725,000, the acquisition agreement provided that the obligation continues indefinitely based on the defined formula, limited however, so that total contingent payments cannot exceed this amount. If in the first five years the total earn-out payments exceed $12,725,000 the payment obligation would terminate under the agreement at the end of such five-year period and no further payments are due. There is no minimum future earn-out payment requirement. Further, the company’s earn-out agreement is the subject of current legal proceedings brought against a principal of the company acquired and former officer of Elk Composite Building Products, Inc. and his co-owners of the acquired company.

Note 14 — Income Taxes
     The American Jobs Creation Act of 2004 (the Act) provides tax relief to U.S. domestic manufacturers. The Financial Accounting Standards Board (FASB) directed its staff to issue Financial Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction and not as a tax rate reduction. The effective tax rates of 36.2% and 37.2% for the first half of fiscal 2007 and 2006, respectively, include the estimated tax deduction for this item.
Note 15 — Review of Strategic Alternatives and Merger Negotiations
     On November 6, 2006, the company announced that it was engaged in a review of strategic alternatives, which could include a possible merger or sale of the company. On December 18, 2006, the company entered into an Agreement and Plan of Merger (the Carlyle Agreement) with CGEA Investor, Inc. and CGEA Holdings, Inc., both Delaware corporations wholly owned directly or indirectly by Carlyle Partners IV, L.P., an affiliate of The Carlyle Group (collectively, Carlyle). Also on December 18, 2006, Building Materials Corporation of America (BMCA) filed documents with the Securities and Exchange Commission (SEC) announcing its intention to commence a tender offer to purchase all the outstanding shares of common stock of the company at a price of $35 per share. In the evening on December 18, 2006, BMCA informed the company that it intended to increase the price of its tender offer from $35 per share to $40 per share. On December 20, 2006, BMCA filed its Offer to Purchase at $40 per share with the SEC. On December 29, 2006, the company entered into a confidentiality agreement with BMCA and BMCA’s affiliate Heyman Investment Associates Limited Partnership that permitted BMCA and its representatives access to certain evaluation materials in connection with BMCA’s consideration of a possible negotiated transaction between the company and BMCA.
     On January 12, 2007, Carlyle informed the company that it intended to increase the consideration it was offering from $38 per share to $40.50 share and alter the transaction structure to a first-step tender offer followed by a second-step merger. On January 15, 2007, the company and Carlyle amended the Carlyle Agreement to reflect the increased consideration and tender offer structure. Under the terms of the revised agreement, Carlyle commenced a tender offer on January 18, 2007 to acquire all of the outstanding shares of the company’s common stock, at a price of $40.50 per share, with an expiration date for the tender offer of February 14, 2007. On January 18, 2007 BMCA withdrew its previous tender offer and affiliates of BMCA filed a new Offer to Purchase with the SEC at a price of $42 per share.
     On January 20, 2007, Carlyle informed the company that it intended to increase the price of its tender offer from $40.50 per share to $42 per share and on January 21, 2007, the company and Carlyle executed an amendment to the Carlyle Agreement providing for the increased consideration. In the morning of January 23, 2007, BMCA amended its tender offer to increase the price per share offered under the tender offer to $43.50 per share and proposed that the company and BMCA enter into a merger agreement providing for a first-step tender offer followed by a second-step merger, for consideration per share of $43.50.
     On January 29, 2007, the company received an irrevocable, binding offer from BMCA and certain of its affiliates to enter into an agreement by which one of these affiliates would acquire all of the outstanding common stock of ElkCorp at a price of $43.50 per share. ElkCorp’s Board of Directors, on the unanimous recommendation of its Special Committee of independent, non-management directors and with the assistance of its outside legal and financial advisors, has determined that BMCA’s offer, which was negotiated between the parties, is a “Superior Proposal” within the meaning of the Carlyle Agreement. On January 29, 2007, the company issued to Carlyle a notice of ElkCorp’s intention to terminate the Carlyle Agreement. The notice was subject to a five business day waiting period, during which Carlyle had the opportunity to make a counter proposal.
     On January 30, 2007 Carlyle notified ElkCorp that it would not submit a revised acquisition proposal, and that it was waiving the five business day waiting period. Under the terms of the Carlyle Agreement, as amended, if ElkCorp terminates the agreement due to the BMCA irrevocable offer being a “Superior Proposal,” ElkCorp must pay a termination fee of $29 million to Carlyle. BMCA has agreed to reimburse the full amount of this termination fee within one business day of payment by ElkCorp to Carlyle. On February 2, 2007, ElkCorp received notice that BMCA’s irrevocable offer would be held open until 5 p.m. Dallas time on February 12, 2007. This notice was received following a request by the Dallas County Court on February 1, 2007 for additional time to prepare for and consider a shareholder plaintiff’s request for a temporary injunction, which is set to be heard on February 9, 2007.

     The company has incurred expenses during the quarter ended December 31, 2006 relating to the review of strategic alternatives and merger negotiations. The most significant expenses incurred to date are $3,000,000 for fairness opinion fees received from advisors to the company and its Board of Directors’ special committee. These costs are presented as merger related expenses in the consolidated statement of operations. In January 2007 the company incurred approximately $1,625,000 for an additional fairness opinion fee from the advisor to the Board of Directors’ Special Committee. The company will be required to pay transaction, legal, and other fees in connection with the review of strategic alternatives and merger negotiations, portions of which become payable upon completion of a sale or merger of the company.
Note 16 — Shareholder Rights Plan
     On May 26, 1998, the company’s Board of Directors adopted a new Shareholder Rights Plan which took effect when the existing rights plan expired on July 8, 1998. On November 5, 2006, the Board of Directors adopted an amendment to the Shareholder Rights Plan to reduce the beneficial ownership threshold applicable to persons other than certain institutional investors and at which the rights will become exercisable from 15% to 10%. Any such shareholder that beneficially owns 10% or more of the company’s stock as of November 5, 2006 will not be deemed to have crossed the threshold unless or until such shareholder acquires beneficial ownership of additional shares of the company’s common stock. The amendment does not alter the 20% beneficial ownership threshold applicable to certain institutional investors. On December 18, 2006, in connection with the Carlyle Agreement described in Note 15 of this Quarterly Report on Form 10-Q, the Board of Directors approved a second amendment to the Shareholder Rights Plan that provides, among other things, that neither the Carlyle Agreement, nor the merger or the other transactions contemplated by the Carlyle Agreement will trigger the separation or exercise of the stockholder rights or any adverse event under the Shareholder Rights Plan.
Note 17 — Recently Issued Accounting Standards
     In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of fiscal year 2008 for ElkCorp, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The company is currently evaluating the impact of adopting FIN 48 on its financial statements.
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
     On November 6, 2006, the company announced that it was engaged in a review of strategic alternatives, which could include a possible merger or sale of the company. On December 18, 2006, the company entered into the Carlyle Agreement. Also on December 18, 2006, BMCA filed documents with the SEC announcing its intention to commence a tender offer to purchase all the outstanding shares of common stock of the company at a price of $35 per share. In the evening on December 18, 2006, BMCA informed the company that it intended to increase the price of its tender offer from $35 per share to $40 per share. On December 20, 2006, BMCA filed its Offer to Purchase at $40 per share with the SEC. On December 29, 2006, the company entered into a confidentiality agreement with BMCA and BMCA’s affiliate Heyman Investment Associates Limited Partnership that permitted BMCA and its representatives access to certain evaluation materials in connection with BMCA’s consideration of a possible negotiated transaction between the company and BMCA.
     On January 12, 2007, Carlyle informed the company that it intended to increase the consideration it was offering from $38 per share to $40.50 share and alter the transaction structure to a first-step tender offer followed by a second-step merger. On January 15, 2007, the company and Carlyle amended the Carlyle Agreement to reflect the increased consideration and tender offer structure. Under the terms of the revised agreement, Carlyle commenced a tender offer on January 18, 2007 to acquire all of the outstanding shares of the company’s common stock, at a price of $40.50 per share, with an expiration date for the tender offer of February 14, 2007. On January 18, 2007 BMCA withdrew its previous tender offer and affiliates of BMCA filed a new Offer to Purchase with the SEC at a price of $42 per share.
     On January 20, 2007, Carlyle informed the company that it intended to increase the price of its tender offer from $40.50 per share to $42 per share and on January 21, 2007, the company and Carlyle executed an amendment to the Carlyle Agreement providing for the increased consideration. In the morning of January 23, 2007, BMCA amended its tender offer to increase the price per share offered under the tender offer to $43.50 per share and proposed that the company and BMCA enter into a merger agreement providing for a first-step tender offer followed by a second-step merger, for consideration per share of $43.50.
     On January 29, 2007, the company received an irrevocable, binding offer from BMCA and certain of its affiliates to enter into an agreement by which one of these affiliates would acquire all of the outstanding common stock of ElkCorp at a price of $43.50 per share. ElkCorp’s Board of Directors, on the unanimous recommendation of its Special Committee of independent, non-management directors and with the assistance of its outside legal and financial advisors, has determined that BMCA’s offer, which was negotiated between the parties, is a “Superior Proposal” within the meaning of the Carlyle Agreement. On January 29, 2007, the company issued to Carlyle a notice of ElkCorp’s intention to terminate the Carlyle Agreement. The notice was subject to a five business day waiting period, during which Carlyle had the opportunity to make a counter proposal.
     On January 30, 2007 Carlyle notified ElkCorp that it would not submit a revised acquisition proposal, and that it was waiving the five business day waiting period. Under the terms of the Carlyle Agreement, as amended, if ElkCorp terminates the agreement due to BMCA’s irrevocable offer being a “Superior Proposal,” ElkCorp must pay a termination fee of $29 million to Carlyle. BMCA has agreed to reimburse the full amount of this termination fee within one business day of payment by ElkCorp to Carlyle. On February 2, 2007, ElkCorp received notice that BMCA’s irrevocable offer would be held open until 5 p.m. Dallas time on February 12, 2007. This notice was received following a request by the Dallas County Court on February 1, 2007 for additional time to prepare for and consider a shareholder plaintiff’s request for a temporary injunction, which is set to be heard on February 9, 2007.
     We have incurred expenses during the quarter ended December 31, 2006 relating to the review of strategic alternatives and merger negotiations. The most significant expenses incurred to date were $3,000,000 for fairness opinion fees received from advisors to us and our Board of Directors’ Special Committee. These costs are shown as merger related expenses in the consolidated statement of operations. In January 2007 the company incurred approximately $1,625,000 for an additional fairness opinion fee from the advisor to the Board of Directors’ Special Committee. The company will be required to pay transaction, legal, and other fees in connection with the review of strategic alternatives and merger negotiations, portions of which become payable upon completion of a sale or merger of the company.

     As anticipated, in the second quarter of fiscal 2007, the housing and building materials market experienced a continuation of the adverse operating trends from the first three months of fiscal 2007. Lower demand, caused in part by weakened consumer confidence, fewer major storms in calendar 2006, and a rapid decline in new home starts, was the overriding reason for lesser results in the current year period than in the comparable period last year. We continue to believe that the market slowdown is a relatively short-term event and that the building products market, including the roofing market, will return to projected growth rates of 6% to 10% annually in the future.
     Our other core building products segments also continued to encounter soft market conditions. Our composite building products business incurred an operating loss in the first half of fiscal 2007 that was larger than expected, due primarily to lower decking sales volume. Sales of specialty fabric technologies products also declined in the first half of 2007 as compared to the same prior year period due primarily to lower roofing mat sales volume, although operating profit for this business segment improved year-to-year due to changes in sales mix.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.0	81.6	83.0	81.6

Gross profit	15.0	18.4	17.0	18.4
Selling, general and administrative	9.8	9.4	10.2	9.3
Merger related expenses	1.6	—	0.7	—

Operating income	3.6	9.0	6.1	9.1
Interest expense and other, net	1.7	1.3	1.6	1.3

Income from continuing operations before income taxes	1.9	7.7	4.5	7.8
Provision for income taxes	0.7	2.9	1.6	2.9

Income from continuing operations	1.2%	4.8%	2.9%	4.9%

Changes in the Three-Month Period Ended December 31, 2006 Compared to the Three-Month Period Ended December 31, 2005
Overall Performance
     Sales of $193,114,000 during the quarter ended December 31, 2006 were 16% lower than $228,949,000 in the same prior year period. During the three-month period ended December 31, 2006, operating income of $6,901,000 was 67% lower than $20,616,000 in the quarter ended December 31, 2005. Sales of premium roofing shingles and accessory products remained soft in the current year quarter compared to the same quarter last year, as a result of weakened demand in many regions of the United States of America, particularly in our Southeast and Southwest regions. Unit sales volume declined 20% year-to-year with most of the reduction in shipments attributable to these two regions. The percentage of cost of sales to sales increased to 85.0% in the quarter ended December 31, 2006 compared to 81.6% in the same quarter last year. Asphalt costs declined approximately 8% in the three-month period ended December 31, 2006, compared to the first quarter of fiscal 2007, but remained about 27% higher than in the second quarter of fiscal 2006. Average selling prices for shingle and accessories increased approximately 5% compared to the same quarter of fiscal 2006, although this change includes adjustments to end of calendar year rebates, as some roofing customers did not meet quantity requirements for purchases to earn certain rebates. Selling, general and administrative (SG&A) costs of $18,993,000 in the current year period were 11.7% lower than $21,521,000 in the same quarter of fiscal 2006. Lower SG&A costs are largely the result of cost control efforts in a soft market environment, lower selling expenses from reduced sales volume, lesser profit sharing awards to employees and lower stock-based compensation expense. During the second quarter of fiscal 2007, stock-based compensation expense was $1,504,000 compared to $2,072,000 in the second quarter of the prior fiscal year. Stock-based compensation is currently expected to be approximately $1,500,000 per quarter for the remainder of fiscal 2007. As a percentage of net sales, SG&A costs were 9.8% in the second quarter of fiscal 2007 compared to 9.4% in the same period last year. During the three-month period ended December 31, 2006, we incurred $3,000,000 for fairness opinion letters from two investment banking firms in connection with our strategic review. If a merger or sale of the company is completed, we will incur additional investment banking, legal and other fees contingently based on the per share price received in the completed transaction.
     Interest expense and other, net, was $3,300,000 in the second quarter of fiscal 2007 compared to $2,968,000 in the same prior year period. The year-to-year change relates primarily to increasing variable interest rates. No interest was capitalized in the second quarter of either fiscal 2007 or fiscal 2006.
     Our effective tax rate was 35.5% in the second quarter of fiscal 2007, but is expected to approximate 36.7% for all of fiscal 2007. The lower tax rate for the quarter ended December 31, 2006 is the result of tax benefits received from disqualifying dispositions relating to the short-term sale of shares received upon the exercise of incentive stock options granted after the company’s adoption of SFAS No. 123(R). The effective tax rate was 37.2% in the second quarter of fiscal 2006 and 35.8% for all of fiscal 2006.
Results of Business Segments
     Sales in the Premium Roofing Products segment decreased 15% to $174,757,000 in the second quarter of fiscal 2007 compared to $205,642,000 in the same prior year period. In the current year period, shingle and accessory unit volume declined approximately 20% year-to-year due to an overall softening of the roofing market in many regions of the United States of America. The year-to-year decrease was most notable in our Southeast and Southwest regions of the country. In the prior fiscal year, these two regions had very strong shipment levels as a result of hurricanes in those areas in fiscal 2005 and the early part of fiscal 2006. Average shingle and accessory pricing increased 5% compared to the year-ago period as a result of price increases implemented to offset escalating asphalt and energy costs. However, this increase includes adjustments to end of calendar year rebates, as some roofing customers did not meet requirements for purchases necessary to earn certain rebates. Due to uncertain market conditions, many roofing distributors remain reluctant to take products into current inventory. We believe average selling prices may weaken during the third quarter of fiscal 2007, followed by some opportunities for improved average sales prices later in the fiscal year as we move into the calendar 2007 roofing season, which typically runs from March until mid-November.
     Sales of Composite Building Products were $7,033,000 in the quarter ended December 31, 2006, a decrease of 19% compared to $8,678,000 in the second quarter of fiscal 2006. The decrease in sales was due primarily to a decline in decking sales. To bolster sales, we introduced a new line of CrossTimbers decking, the VL board, in January 2007. This new board offers homeowners an alternative value priced product with a weight that is closer to treated lumber while maintaining the benefits of a composite deck. In the second quarter of fiscal 2007, Specialty Fabric Technologies sales volume declined 27% to $8,989,000 from $12,336,000 in the same quarter in fiscal 2006, due primarily to reduced demand for roofing mat products sold to external customers. Sales of fire barrier products remain very small in relation to our consolidated sales total. Surface Finishes sales increased 2% in the second quarter of fiscal 2007 to $2,335,000, compared to $2,293,000 in the same quarter last year.
     Operating income for the Premium Roofing Products segment of $14,728,000 in the three-month period ended December 31, 2006 decreased 44% from $26,160,000 achieved in the second quarter last year. Asphalt costs were higher in the current year period, increasing 27% in the quarter ended December 31, 2006 as compared to the same quarter of fiscal 2006. Based on current 2007 trends, we expect asphalt costs to continue to remain at or near current price levels in the third quarter of fiscal 2007, before increasing marginally in the fourth quarter of the current fiscal year. Despite these anticipated trends, we still expect that asphalt costs in the second half of fiscal 2007 will be approximately 5% to 6% higher than in the same six-month period last year. Transportation costs are moderating and we have achieved improvements in transportation logistics, particularly to our Midwest United States master distribution center through the use of rail cars for product shipment. Due to, among other things, soft demand and the absence of major storms, inventory levels increased significantly during the first half of fiscal 2007. As a result, we reduced production at our roofing facilities in the quarter ending December 31, 2006. Production at our roofing plants was lowered to approximately 70% of normal production rates, through the combination of reduced numbers of shifts and lower line speeds. Due to lower production rates, we recorded approximately $3,000,000 of production cost as period expense in the quarter ended December 31, 2006. Had our production rates been at normal levels, this cost would have been capitalized into inventory. Lower line speeds do provide an ancillary benefit in that they result in improved raw material usage and yields.
     As a result of lower sales volumes, primarily of deck boards, we incurred an operating loss of $2,455,000 for the Composite Building Products segment in the three-month period ended December 31, 2006, compared to a $1,398,000 operating loss in second quarter of fiscal 2006. Sales volumes were approximately 27% lower in the current year quarter compared to the same quarter last year. Lower sales volumes were partially offset by increased prices and lower manufacturing expenses. This segment’s manufacturing facility is currently operating at less than 30% of capacity.
     The Specialty Fabric Technologies marketing segment reported a $1,527,000 operating profit in the second quarter of fiscal 2007 compared to a $1,373,000 operating profit in the same period in fiscal 2006. Despite lower overall sales, operating profit improved as decreased roofing mat volume was offset by sales of higher margin products, such as carpet tile backing, air filtration and fire barrier products.
     The Surface Finishes segment had an operating profit of $467,000 in the second quarter of fiscal 2007 compared to a $171,000 operating profit in the same prior year quarter. The improvement was primarily due to higher margins and reduced operating costs. This business does not fit into our focus on building products and is not considered a core business. Nevertheless, we have decided to retain this platform for the foreseeable future.
Changes in the Six-Month Period Ended December 31, 2006 Compared to the Six-Month Period Ended December 31, 2005
Overall Performance
     Sales of $411,222,000 during the first half of fiscal 2007 were 7.6% lower than $444,806,000 in the same prior year period. During the six-month period ended December 31, 2006, operating income of $24,983,000 was 38% lower than $40,238,000 in the six months ended December 31, 2005. Sales of premium roofing shingles and accessory products remained soft in the current year period compared to the same period last year, as a result of weakened demand in some regions of the United States of America, particularly our Southeast and Southwest regions of the country. In fiscal 2006, shipment levels were very strong in this part of the country from hurricane damage in fiscal 2005 and early 2006. Average selling prices increased approximately 7% compared to the same period of fiscal 2006 as a result of price increases implemented to partially offset higher raw material costs. The percentage of cost of sales to sales increased to 83.0% in the six months ended December 31, 2006 compared to 81.6% in the same period last year. Raw material costs, particularly asphalt costs, were significantly higher on a year-to-year basis. Selling, general and administrative (SG&A) costs of $41,810,000 in the current year period were nominally higher than $41,627,000 in the same period of fiscal 2006. During the first half of fiscal 2007, stock-based compensation expense was $4,805,000 compared to $4,041,000 in the same period in fiscal 2006. This increase is primarily attributable to the timing of expense recognition for stock-based compensation relating to employees that are eligible to retire. As a percentage of net sales, SG&A costs were 10.2% in the first half of fiscal 2007 compared to 9.3% in the same period last year. The current year period includes $3,000,000 for fairness opinion letters from two investment banking firms in connection with the potential merger or sale of ElkCorp.
     Interest expense and other, net, was $6,612,000 in first half of fiscal 2007 compared to $5,825,000 in the same prior year period. The year-to-year change relates primarily to increasing variable interest rates. No interest was capitalized in the first half of either fiscal 2007 or fiscal 2006.
     Our effective tax rate was 36.2% in the first half of fiscal 2007 and is expected to approximate 36.5% for all of fiscal 2007. The effective tax rate was 36.7% in the first half of fiscal 2006 and 35.8% for all of fiscal 2006. The effective tax rate for both years reflects the benefit from the manufacturer’s deduction allowed by the American Jobs Creation Act of 2004.
Results of Business Segments
     Sales in the Premium Roofing Products segment decreased 6.8% to $372,997,000 in the first half of fiscal 2007 compared to $400,359,000 in the same prior year period. In the current year period, shingle and accessory volume declined approximately 14% compared to the same period in fiscal 2006 due to an overall softening of the roofing market in many regions of the United States of America. Demand declined significantly year-to-year in our Southeast and Southwest regions of the United States of America due to the absence of major storms in those regions. Fiscal 2006 sales benefited from high demand in those regions as a result of storm damage, primarily from hurricanes, in the latter part of fiscal 2005 and the early part of fiscal 2006. Average shingle and accessory pricing increased approximately 7% compared to the year-ago period as a result of price increases implemented to offset rapidly escalating asphalt and energy costs.
     Sales of Composite Building Products were $12,441,000 in the six-month period ended December 31, 2006, a decrease of 9.6% compared to $13,758,000 in the first half of fiscal 2006. The decrease in sales was due primarily to a decline in decking sales. In the first half of fiscal 2007, Specialty Fabric Technologies sales volume declined 18.8% to $21,174,000 from $26,080,000 in the same period in fiscal 2006, due primarily to reduced demand for roofing mat products sold to external customers. Surface Finishes sales were $4,610,000 in the first half of fiscal 2007 compared to $4,609,000 in the same period last year.
     Operating income for the Premium Roofing Products segment of $39,902,000 in the six-month period ended December 31, 2006 decreased 26% from $53,719,000 achieved in the same period last year. In contrast to lower crude oil prices, asphalt costs continued to increase in the current year period, increasing approximately 40% in the first half of fiscal 2007 as compared to the same period of fiscal 2006. Transportation costs also increased but the rate of increase has moderated. Due to, among other things, soft demand and the absence of major storms, inventory levels increased significantly during the first half of fiscal 2007. As a result of these factors, combined with the seasonally slower winter months, we reduced production at our roofing facilities in the quarter ending December 31, 2006 to approximately 70% of normal production levels.
     Due to lower sales volumes, primarily of deck boards, we incurred an operating loss of $4,689,000 for the Composite Building Products segment in the six-month period ended December 31, 2006, compared to a $5,518,000 operating loss in first half of fiscal 2006. The prior year period included an approximate $2,600,000 write-down of inventory and returned material. There were no such write-downs or adjustments required in fiscal 2007 as a result of improvements in production capabilities in Composite Building Products.
     The Specialty Fabric Technologies marketing segment reported a $3,215,000 operating profit in the first six months of fiscal 2007 compared to a $2,883,000 operating profit in the same period in fiscal 2006. Even with lower overall sales, operating profit improved as decreased roofing mat volume was offset by sales of higher margin products such as carpet tile backing, air filtration and fire barrier products. The Surface Finishes segment had an operating profit of $972,000 in the first six months of fiscal 2007 compared to a $444,000 operating profit in the same prior year period, due primarily to improved margins and reduced operating costs.
Financial Condition
Overview
     Our liquidity needs generally arise principally from working capital requirements, capital expenditures, payments of dividends and interest payments. During the first six months of fiscal 2007, we relied on internally generated funds and the sale or redemption of short-term investments to finance our cash requirements. At December 31, 2006, we had $28,962,000 in cash, cash equivalents and short-term investments available to fund growth opportunities, capital expenditures and other cash requirements. We did not borrow under our revolving credit facility during the first half of fiscal 2007. Our working capital requirements typically fluctuate significantly during the year because of seasonality in some market areas. Generally, working capital requirements are higher in the spring and summer months and lower in the fall and winter months.
Operating Activities
     We generate cash flows from operating activities primarily from income from operations, after consideration of deferred taxes, stock-based compensation, depreciation and amortization. Cash flows from operating activities also either increase or decrease as a result of changes in working capital requirements. In the six months ended December 31, 2006, we generated cash of $10,513,000 from operating activities, compared to $28,600,000 in the same six-month period last year.
     Trade receivables at December 31, 2006 were $50,959,000 lower than at June 30, 2006 due primarily to lower sales volumes in the second quarter of fiscal 2007, together with the normal seasonal slowdown in roofing activity during the winter months. During the first half of fiscal 2007 we collected all remaining extended term receivables, totaling $4,130,000, outstanding at June 30, 2006. At December 31, 2006, manufactured inventories were $24,522,000 higher than at June 30, 2006. During the first quarter of fiscal 2007, our roofing plants continued to operate at high production levels, resulting in inventory production exceeding shipments during the quarter at each of our roofing facilities. However, we reduced production levels at our roofing facilities during the second quarter of fiscal 2007 to balance inventory levels with demand in the softening roofing market. Despite the significant increase in finished goods inventories, we believe current inventories are at a manageable level, as historically demand ramps up quickly when the market returns to historical growth rates. On a combined basis, accounts payable and accrued liabilities were $45,112,000 lower at December 31, 2006 than at June 30, 2006, due primarily to the curtailment of production and related spending at our roofing plants in the second quarter of fiscal 2007, and the timing of vendor payments. The current ratio was 3.6 to 1 at December 31, 2006 compared to 3.2 to 1 at June 30, 2006. Long-term debt of $25,000,000 was classified as a current liability during the first half of fiscal 2007. This amount represents Senior Notes that are payable July 15, 2007. We currently intend to repay this amount when it becomes due using funds from the sale of short-term investments, if available, or from borrowings under the $125,000,000 committed line of credit facility.
Investing Activities
     Cash flows from investing activities primarily reflect our capital expenditure strategy, together with activity relating to acquisitions and short-term investments. Net cash used for investing activities was $12,967,000 in the first six months of fiscal 2007 compared to $28,337,000 used in the same period in fiscal 2006. Capital expenditures in the six-month period ended December 31, 2006 primarily related to productivity initiatives at our roofing facilities and preparing the new Waxahachie, Texas facility for use. We currently estimate total capital expenditures in fiscal 2007 will be in the range of $30,000,000 to $40,000,000. On September 14, 2006, we utilized $6,000,000 of available liquidity (primarily from the sale of short-term investments) to finance the purchase of the assets of SlateDirect to broaden our roofing product line. Including funds used for the acquisition, during the first six months of fiscal 2007 we had a net reduction of $5,760,000 of short-term investments to supplement cash flows from operating activities.
Financing Activities
     Cash flows from financing activities generally reflect changes in our borrowings, together with dividends paid on common stock, exercises of stock options and stock repurchases. Net cash provided by financing activities was $160,000 in the first six months of fiscal 2007, compared to $4,139,000 of cash used for financing activities in the same period last year. At December 31, 2006, liquidity consisted of $28,962,000 of cash, cash equivalents and short-term investments together with $121,148,000 of available borrowings under the $125,000,000 committed line of credit facility. The debt to capital ratio (after deducting cash, cash equivalents and short-term investments of $28,962,000 from $201,256,000 of principal debt, including $25,972,000 current portion) was 33.7 % at December 31, 2006.
     Our Board of Directors has authorized the repurchase of common stock from time to time on the open market. In the quarter ended December 31, 2006, there were no share repurchases under this authority. As of December 31, 2006, we have repurchase authority of approximately $6,600,000 remaining.
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
Critical Accounting Policies
     Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions we believe are reasonable based on the information available. The accounting policies which we believe are the most critical to fully understanding and evaluating our reported financial results are:
—	Collectibility of Accounts Receivable

—	Accruals for Loss Contingencies

—	Inventories

—	Revenue Recognition

—	Impairment of Long-Lived Assets

—	Impairment of Goodwill and Certain Other Intangible Assets

—	Stock-Based Compensation
     These critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2006. There were no significant changes in critical accounting policies during the six-month period ended December 31, 2006.

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
     We use interest rate swaps to help maintain a reasonable balance between fixed and floating rate debt. We currently have two interest rate swaps in effect. We have entered into interest rate swaps to effectively convert the interest rate from fixed to floating on $85,000,000 of our outstanding debt. The net fair value of these swaps was $962,000 at December 31, 2006. Based on outstanding debt at December 31, 2006, our annual interest costs would increase or decrease $850,000 for each theoretical 1% increase or decrease in the floating interest rate.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On December 19, 2006, Call4U, Ltd. filed a complaint (Call4u Complaint) captioned Call4U, Ltd. v. ElkCorp., et al., C.A. No. 2623-N, in the Court of Chancery of the State of Delaware, New Castle County. The Call4U Complaint alleges that the plaintiff has brought the action on his own behalf and as a class action on behalf of all owners of the company’s common stock and their successors in interest, except defendants and their affiliates, and names as defendants the company, its directors, and Carlyle. The Call4U Complaint alleges that the director defendants breached their fiduciary duties in connection with the company’s entry into the Carlyle Agreement, and that Carlyle aided and abetted those breaches of duty, and seeks relief including, among other things, preliminary and permanent injunctions prohibiting consummation of the merger contemplated by the Carlyle Agreement and an accounting for damages and profits.
     On December 27, 2006, William E. Wetzel filed a complaint (Wetzel Complaint) captioned William E. Wetzel v. Thomas d. Karol, et al., Cause No. CC-0618562-B, in the Court of Dallas County at Law No. 2, Dallas County, Texas. The Wetzel Complaint alleges that it is a shareholder derivative action on behalf of the company as nominal defendant, and names as defendants the company’s directors and Carlyle. The Wetzel Complaint alleges that the director defendants breached their fiduciary duties in connection with the company’s entry into the Carlyle Agreement, and that Carlyle aided and abetted those breaches of duty, and seeks relief including, among other things, an injunction prohibiting consummation of the merger contemplated by the Carlyle Agreement, declaratory relief, and imposition of a constructive trust upon any benefits improperly received by defendants.
     On January 22, 2007, a Dallas County court granted a temporary restraining order enjoining ElkCorp from implementing its shareholder rights agreement and certain provisions of the Carlyle Agreement, including payment of a $29 million termination fee. The temporary restraining order was to be in place until February 5, 2007 when the court would hold a hearing to determine whether further injunctive relief was appropriate. On January 25, 2007, the plaintiffs in the Wetzel matter agreed to dissolve the temporary restraining order entered on January 22, 2007 with the understanding that the tender offer by an affiliate of BMCA would be held open until February 14, 2007, that no action would be taken pursuant to the Shareholder Rights Plan to block such tender offer before that date, that no action would be taken concerning the top-up provision of the Carlyle Agreement before that date, and that ElkCorp would provide the plaintiff with two business days’ notice of any payment of the termination fee under the Carlyle Agreement. The parties have also agreed to a schedule for limited discovery and to schedule a hearing on the plaintiff’s application for a temporary injunction for February 9, 2007. On January 29, 2007, the Court entered the parties’ agreement to dissolve the temporary restraining order, to set the limited, agreed-upon discovery schedule, and to set a date for any hearing on any application for a temporary injunction as an order. Prior to the conclusion of the limited, scheduled discovery, on January 31, 2007, the plaintiff notified ElkCorp that the plaintiff was moving for an emergency temporary restraining order prohibiting the payment of the termination fee, which would be heard by the Dallas County Court on February 1, 2007.
     On February 1, 2007, the Dallas County Court requested additional time to prepare for and consider Plaintiff Wetzel’s request for a temporary injunction, which is set to be heard on February 9, 2007.
     The company believes that each of these lawsuits is without merit and intends to vigorously defend these actions.
Item 1A. Risk Factors
     Significant risk factors applicable to the company are described in Part I. Item 1A “Risk Factors” of ElkCorp’s Annual Report on Form 10-K for the year ended June 30, 2006. In addition to the risk factors previously disclosed in ElkCorp’s Annual Report on Form 10-K for the year ended June 30, 2006, following are two additional risk factors that were identified during the current period.

The review of strategic alternatives and related tender offers to purchase all of our outstanding common stock are disruptive to our business.
     We believe that the public announcement of our exploration of strategic alternatives and potential sale process, followed by the public announcement of our merger agreement with affiliates of Carlyle followed by public disclosure of the tender offers by Carlyle and BMCA, as described above under Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview,” may adversely affect our ability to attract new customers, may cause potential or current customers to defer purchases, or may result in confusion and uncertainty for our customers, potential customers, suppliers and other business partners. Any of these actions may cause these companies to change or terminate their business relationship with us. Any of these actions could potentially adversely affect our financial condition and results of operations.
     In addition, our key employees may seek other employment opportunities as a result of the uncertainty surrounding our company’s future. Further, we may not be able to attract and retain key management, sales, marketing, technical, financial and other personnel in the event that key employees leave as a result of these actions. If we are unable to retain or attract qualified personnel, there could be a material adverse effect on our business and results of operations.
     The time spent in matters related to this review of strategic alternatives and the aforementioned tender offers has been, and will continue to be, a significant distraction for our management and employees. These matters have required, and will continue to require us to expend significant manpower which could adversely impact our ability to conduct normal, ongoing operations, which could negatively affect our results of operations.
     The Carlyle merger agreement and the tender offers made for our common stock are subject to satisfaction of certain conditions and there can be no assurance that any transaction will be completed. If no transaction is completed, trading prices for our common stock could be materially adversely affected.
Litigation directly or indirectly resulting from our review of strategic alternatives may negatively impact our business and our results of operations.
     Two shareholders lawsuits have been filed in Delaware and Texas state courts against, among others, ElkCorp and its directors alleging breaches of fiduciary duties relating to our review of strategic alternatives and/or the two tender offers. We believe that each of these lawsuits is without merit. However, there can be no assurance as to the outcome of this litigation or the reaction of our stockholders, customers, vendors and other business partners to the ultimate resolution of these cases.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to purchases made by the company of its own stock during the quarter ended December 31, 2006.

			Total Number
			of Shares		Maximum Number
			Purchased as		(or Approximate
	Total		Part of		Dollar Value) of
	Number of		Publicly		Shares that may yet
	Shares	Average	Announced	Average	be Purchased under
	Purchased	Price Paid	Plans or	Price Paid	the Plans or
Period	(Note 1)	per Share	Programs	per Share	Programs (Note 2)
October 2006	—	$—	—	$—	$6,600,000
November 2006	1,000	32.24	—	—	$6,600,000
December 2006	1,916	30.95	—	—	$6,600,000

Total	2,916	$31.39	—	$—

(1)	All shares repurchased in the three month period ended December 31, 2006 were purchased from officers and employees in connection with stock option exercises and repurchased restricted shares for income tax withholding payments. The dollar value of share repurchases relating to these transactions has no impact on the repurchase program outlined in (2).

(2)	On August 28, 2000, the Board of Directors authorized the repurchase of up to $10,000,000 of common stock. The authorization did not specify an expiration date. The Board of Directors reevaluated this outstanding authority in fiscal 2006 and concluded it is in the best interests of the company and its shareholders to leave the authorization in place. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The company’s Annual Meeting of Shareholders was held on October 31, 2006 for the purpose of electing two directors and ratifying the appointment of the company’s independent auditors.

(b)	Directors Elected

	NUMBER OF VOTES
	FOR	AGAINST	WITHHELD
Thomas D. Karol	18,134,326	347,912	721,866
Dale V. Kesler	17,744,377	737,861	721,866
(c)	Other Directors whose term continued after the meeting:
James E. Hall
Shauna R. King
Steven J. Demetriou
Michael L. McMahan
Richard A. Nowak
(d)	Other matters voted upon at the meeting and the number of affirmative votes, negative votes, and abstentions.

	NUMBER OF VOTES
	FOR	AGAINST	ABSENTIONS
Ratification of Grant Thornton LLP as independent auditors of the company for the fiscal year ending June 30, 2007.	18,936,646	60,432	207,026

Item 6. Exhibits
2.1	Agreement and Plan of Merger by and among CGEA Holdings, Inc., CGEA Investor, Inc. and ElkCorp dated as of December 18, 2006 (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated December 19, 2006).

2.2	Amended and Restated Agreement and Plan of Merger by and among CGEA Holdings, Inc., CGEA Investor, Inc. and ElkCorp dated as of January 15, 2007 (incorporated by reference to the company’s Current Report on Form 8-K dated January 17, 2007).

2.3	First Amendment, dated as of January 21, 2007 to the Amended and Restated Agreement and Plan of Merger, dated as of January 15, 2007 (incorporated by reference to Exhibit (e)(8) to Amendment No. 2 to the company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on January 22, 2007).

4.1	Amendment to Rights Agreement, dated as of November 5, 2006 by and between ElkCorp and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated November 6, 2006).

4.2	Second Amendment to Rights Agreement, dated as of December 18, 2006 by and between ElkCorp and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated December 19, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ElkCorp
DATE: February 8, 2007	/s/ Gregory J. Fisher
Gregory J. Fisher
Senior Vice President, Chief Financial Officer and Controller

/s/ Leonard R. Harral
Leonard R. Harral
Vice President, Chief Accounting Officer and Treasurer

INDEX TO EXHIBITS
2.1	Agreement and Plan of Merger by and among CGEA Holdings, Inc., CGEA Investor, Inc. and ElkCorp dated as of December 18, 2006 (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated December 19, 2006).

2.2	Amended and Restated Agreement and Plan of Merger by and among CGEA Holdings, Inc., CGEA Investor, Inc. and ElkCorp dated as of January 15, 2007 (incorporated by reference to the company’s Current Report on Form 8-K dated January 17, 2007).

2.3	First Amendment, dated as of January 21, 2007 to the Amended and Restated Agreement and Plan of Merger, dated as of January 15, 2007 (incorporated by reference to Exhibit (e)(8) to Amendment No. 2 to the company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on January 22, 2007).

4.1	Amendment to Rights Agreement, dated as of November 5, 2006 by and between ElkCorp and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated November 6, 2006).

4.2	Second Amendment to Rights Agreement, dated as of December 18, 2006 by and between ElkCorp and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated December 19, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of ElkCorp Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.